Form 10-Q
period 1996-05-31
DELTA & PINE LAND CO
filed 1996-07-15
CIK 902277

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549


(x)Quarterly  Report Pursuant to Section 13 or 15(d) of  the
Securities Exchange Act of 1934
For the quarterly period ended May 31, 1996 or
( )Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from      to

                 Commission File Number: 000-21788

            Exact name of registrant as specified in its charter:
                         DELTA AND PINE LAND COMPANY

                         State of Incorporation: Delaware
         I.R.S. Employer Identification Number: 62-1040440

    Address of Principal Executive Offices (including zip code)
             One Cotton Row, Scott, Mississippi 38772

        Registrant's telephone number, including area code:


                          (601) 742-4000


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES (x)    NO ( )

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $0.10 Par Value -- 20,998,130 shares outstanding as of June 25, 1996.

          DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                             INDEX

PART I.  FINANCIAL INFORMATION

Item   1. Financial Statements (unaudited)

 Consolidated Balance Sheets -- May 31, 1995,
                 August 31, 1995, and May 31, 1996

 Consolidated Statements of Income -- Three Months Ended May 31,
       1995 and May 31, 1996

 Consolidated Statements of Income -- Nine Months Ended May 31,
       1995 and May 31, 1996

 Consolidated Statements of Cash Flows -- Nine Months Ended May 31,
       1995 and May 31, 1996

 Notes to Consolidated Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

          DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
              (in thousands, except share amounts)

                                 (As          (As
                                Restated)    Restated)

                                  May 31,   August 31,     May 31,
                                   1995        1995         1996
ASSETS
CURRENT ASSETS:
Cash and cash equivalents        $  5,745   $  8,192     $  5,992
Receivables                        23,571      5,252       81,129
Inventories                        18,951     20,168       36,403
Prepaid expenses                      823      1,159        1,215
Deferred income taxes                 945      1,525        1,525

      Total current assets         50,035     36,296      126,264

PROPERTY, PLANT and EQUIPMENT, net 36,734     41,091       50,428

NOTES RECEIVABLE FROM EMPLOYEES     1,147        833          421
EXCESS OF COST OVER NET ASSETS OF
BUSINESSES ACQUIRED, net            1,472      1,463        5,988
INTANGIBLE ASSETS, net              3,173      3,236        3,260
OTHER ASSETS                        4,208      4,623        4,561

                                  $96,769    $87,542     $190,922

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Notes payable               $3,052   $    650       $19,437
      Accounts payable             6,281      6,142         9,186
      Accrued expenses            24,025     11,746        58,098
      Income taxes payable        10,013      6,157        10,882
      Total current liabilities   43,371     24,695        97,603

LONG-TERM DEBT                       810     12,814        16,677

DEFERRED INCOME TAXES              1,455      2,173         3,726

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, par
    value $0.10 per share; 2,000,000
    shares authorized, 450,000 shares
    issued and outstanding             -             -         45
  Common stock, par value $0.10 per
   share; 50,000,000 shares
   authorized; 20,849,055,
   20,855,655 and 20,957,431
   shares issued and outstanding    2,085     2,086      2,096
  Capital in excess of par value   12,631    12,626     19,538
  Retained earnings                36,554    32,751     51,027
  Cumulative foreign currency
      translation adjustments        (137)      397        210
      Total stockholders' equity   51,133    47,860     72,916

                                  $96,769  $87,542    $190,922



The accompanying notes are an integral part of these balance sheets.

          DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED
            (in thousands, except per share amounts)

                                        (As Restated)
                                            May 31,       May 31,
                                            1995           1996



NET SALES AND LICENSING FEES                49,189        83,061
COST OF SALES                               26,245        51,915

GROSS PROFIT                                22,944        31,146


OPERATING EXPENSES:
 Research and development                   1,828          2,954
 Selling                                    1,918          2,088
 General and administrative                 4,321          4,681

                                            8,067          9,723


OPERATING INCOME                           14,877         21,423
INTEREST EXPENSE, net                        (641)          (663)
OTHER                                          24            105
INCOME BEFORE INCOME TAXES                 14,260         20,865
PROVISION FOR INCOME TAXES                  4,984          7,499

NET INCOME                                  9,276         13,366
DIVIDENDS ON PREFERRED STOCK                 -               (13)

NET INCOME APPLICABLE TO COMMON SHARES     $ 9,276      $  13,353

PRIMARY EARNINGS PER SHARE:

NET INCOME PER SHARE                       $0.44        $    0.61
NUMBER OF SHARES USED IN PRIMARY EARNINGS
 PER SHARE CALCULATIONS                   21,148          21,996

FULLY DILUTED EARNINGS PER SHARE:

NET INCOME PER SHARE                       $ -           $   0.59
NUMBER OF SHARES USED IN FULLY DILUTED
EARNINGS PER SHARE CALCULATIONS              -             22,546

DIVIDENDS PER SHARE                       $0.02         $   0.03

 The accompanying notes are an integral part of these statements.

              DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE NINE MONTHS ENDED
             (in thousands, except per share amounts)


                                (As Restated)

                                      May 31,        May 31,
                                       1995            1996

NET SALES AND LICENSING FEES          $ 97,533    $ 151,379


COST OF SALES                           51,962        93,026

GROSS PROFIT                            45,571        58,353


OPERATING EXPENSES:
 Research and development                4,888         6,411
 Selling                                  4,822        6,262
 General and administrative              11,055       12,777

                                         20,765       25,450


OPERATING INCOME                          24,806      32,903
INTEREST EXPENSE, net                     (2,021)     (1,601)
OTHER                                        238         270
INCOME BEFORE INCOME TAXES                23,023      31,572
PROVISION FOR INCOME TAXES                 8,699      11,530

NET INCOME                                 14,324     20,042
DIVIDENDS ON PREFERRED STOCK                  -          (25)
NET INCOME APPLICABLE TO COMMON SHARES     $14,324   $20,017

PRIMARY EARNINGS PER SHARE:

NET INCOME PER SHARE                       $ 0.68      $0.92
NUMBER OF SHARES USED IN PRIMARY EARNINGS
 PER SHARE CALCULATIONS                    20,994     21,774
FULLY DILUTED EARNINGS PER SHARE:
NET INCOME PER SHARE                       $  -        $0.91
NUMBER OF SHARES USED IN FULLY DILUTED
EARNINGS PER SHARE CALCULATIONS               -       21,906
DIVIDENDS PER SHARE                        $0.06       $0.08



The accompanying notes are an integral part of these statements.

           DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE  MONTHS ENDED
                             (in thousands)


                                              (As Restated)

                                               May 31,    May 31,
                                                1995        1996


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $14,324  $  20,042
Adjustments to reconcile net  income  to
net cash used in operating activities:
Depreciation and Amortization                     2,221      2,770
(Increase)  decrease in notes receivable
from employees                                     (119)       412
Decrease in intangible and other assets.            204        202
Changes in current assets and liabilities:
  Accounts and notes receivable                 (21,701)   (75,878)
  Inventories                                       975    (15,460)
  Prepaid expenses                                  373        (56)
  Accounts payable                                1,918      3,044
  Accrued expenses                               15,429     45,852
  Income taxes payable                            5,989      4,725
Other, net                                          113        (82)
     Net cash provided by (used in)
operating activities                             19,726    (14,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business                          -        (1,035)
  Purchases of property and equipment           (5,614)     (9,783)
  Proceeds from the sale of  property
    and equipment                                  113         -

Net cash used in investing activities           (5,501)    (10,818)


CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of short-term debt                     (28,731)   (21,698)
Payment of long-term debt                       (15,000)        -
Dividends paid                                   (1,158)    (1,684)
Proceeds from long-term debt                      3,109      3,863
Proceeds from short-term                         30,788     40,485
Proceeds  from exercise  of   stock
options and tax benefit
of stock option exercises                             -      2,081
Other                                              60         -

Net cash (used in) provided  by financing
activities                                    (10,932)      23,047

NET  INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                3,293       (2,200)
CASH  AND CASH EQUIVALENTS, as of
August 31                                       2,452        8,192

CASH AND CASH EQUIVALENTS, as of May 31        $ 5,745  $    5,992


SUPPLEMENTAL  DISCLOSURES OF  CASH  FLOW
INFORMATION:
Cash  paid  during the nine  months
for:

Interest                                  $ 1,800  $    1,600
Income taxes                              $ 2,600  $    6,400

The accompanying notes are an integral part of these statements.

          DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts in thousands, except percentages and share amounts)

1.  BASIS OF PRESENTATION

The  accompanying unaudited financial statements have been
prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of
Regulation  S-X.   Accordingly, they  do  not  include all of the
information and footnotes required  by generally   accepted
accounting  principles  for  complete   financial statements.   In
the opinion of management, all adjustments  (consisting of   normal
recurring  accruals)  considered  necessary  for  the  fair
presentation  of  the  consolidated  financial  statements   have
been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' (the "Company") business, the results of operations for the three or nine month periods ended May 31, 1995 and May 31, 1996, are not necessarily indicative of the results to
be expected for  the  full year.   For  further  information
reference should be made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 1995.

In October, 1995, the Board of Directors authorized a 4 for 3 stock split effected in the form of a dividend, with no change in the par value per share, distributed on December 15, 1995 to the stockholders of record on December 1, 1995. In March 1996, the Board of Directors authorized a 3 for 2 stock split for common and preferred shares outstanding to be effected in the form of a dividend, with no change in par value per share, distributed on April 15, 1996 to stockholders of record on March 29, 1996. Both stock splits have been reflected in the accompanying financial statements.

The reported results for 1995 (as restated) and 1996 include the results of operations of Arizona Processing, Inc., Ellis Brothers
Seed, Inc. and Mississippi  Seed,  Inc.  (the "Sure Grow
Companies"), with which the Company merged in May 1996 in a pooling-of-interests transaction.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Statement   of   Financial  Accounting  Standards  ("SFAS")   No.
116, "Accounting for Contributions Received and Contributions Made", is effective for fiscal years beginning after December 15,
1994.   Although the  Company periodically makes contributions to
universities and  other non-profit   organizations,   the
Company's   consolidated   financial statements are not
significantly affected by this statement.

SFAS  No.  114,  "Accounting by Creditors for  Impairment  of  a
Loan", requires the recognition of an impairment of a loan by a creditor. SFAS No. 118 subsequently amended SFAS No. 114. The
Company was not affected by either of these statements.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", was issued effective for fiscal years beginning after December 15, 1995. The Company was not affected by this statement.

SFAS No. 123, "Accounting for Stock-Based Compensation", was issued effective for fiscal years beginning December 15, 1995. The Company has not yet implemented this statement, nor has it decided
which method  to use.   However, the Company does not think the
effects of this statement will be material to the Company's consolidated financial statements taken as a whole.

3.  INVENTORIES

Inventories consisted of the following (in thousands):

                             May 31,    August 31,   May 31,
                               1995      1995        1996

                              (As         (As
                             Restated)  Restated)

Finished goods              $  14,890 $  17,534  $   22,295
Raw materials                   4,980     3,975      15,418
Growing crops                     251       731         293
Supplies and other                794       750         955
                               20,915    22,290      38,961
Less reserves                 (1,964)   (2,822)     (2,558)
                            $  18,951 $  20,168  $   36,403

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost.


4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

                               May 31,   August 31,   May 31,
                                1995      1995         1996

                                (As        (As
                              Restated)   Restated)

Land and improvements          $  3,287  $  3,349    $ 3,687
Buildings and improvements       16,474    16,943     22,081
Machinery and equipment          22,463    23,056     28,866
Germplasm,   breeder   and
  foundation seed                 8,000     8,000      9,500
Construction in progress          2,675     6,494      5,485
                                 52,899    57,842     69,619
Less accumulated
depreciation                    (16,165)  (16,751)   (19,191)

                              $   36,734  $ 41,091  $ 50,428

5.  CONTINGENCIES

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000
quetzales  (approximately  $900,000  at  current exchange   rates)
and  an  injunction  preventing  the   Company   from distributing
seed  through  any other licensee  in  that  region.   The
Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes
the assertions  are without  merit.   The  Company continues  to
offer  seed  for  sale  in Guatemala.

The Company is involved in various other claims arising in the normal course of business. Management believes all such matters are without merit and will be resolved without any material effect on the Company's financial position or its results of operations.






    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since 1915, D&PL has bred, produced and/or marketed upland picker varieties of cotton planting seed for cotton varieties that are grown primarily east of Texas and in Arizona. In the 1980's, D&PL added soybean and hybrid sorghum seed to its product line and commenced distributing corn hybrids acquired from others. In 1995, the Company sold its corn and sorghum business to Mycogen. As a part of this sale, Mycogen and D&PL entered into a joint marketing agreement whereby both companies will sell D&PL's remaining corn and sorghum varieties through 1997. The two parties will exchange certain operating facilities
in the future   upon   the  satisfactory  completion  of
environmental site assessments and remediation procedures as necessary.

In   May,  1996,  D&PL  acquired  Ellis  Brothers  Seed,  Inc.,
Arizona Processing, Inc. and Mississippi Seed, Inc. ( the "Sure Grow Companies") in a stock transaction valued at approximately $70 million. D&PL exchanged 1.5 million shares of its common stock for all outstanding shares of the three companies. The merger was accounted for as a pooling of interests. The acquired companies will continue their current operations marketing cotton seed under their existing brand, Sure Grow. The Sure Grow breeding program will have immediate access to Monsanto's Bollgard and Roundup Ready technologies. The accompanying financial statements have been restated to include the results of operations of the acquired companies as if the merger had occurred at the beginning of the earliest period presented. The acquired companies are on a fiscal year ending June 30. The quarterly and year to date results as of and for the third quarter ended March 31, 1996 for these three subsidiaries are consolidated with the Company's results as of and for the comparable period ended May 31, 1996.

Since the 1940's, the Paymaster (Registered) and Lankart (Registered) upland stripper cotton seed varieties have been developed for and marketed primarily in the Texas High Plains.
In 1994, D&PL acquired the Paymaster and Lankart varieties, all related cotton planting seed inventories, germplasm, breeding stocks, trademarks, trade names and other assets, for approximately $14.0 million. Although the Paymaster varieties are planted on approximately 80% of the estimated 4.0 to 5.0 million cotton acres planted in the Texas High Plains, only a small portion of that seed is actually sold by Paymaster. Farmer-saved seed and seed from other sources accounted for up to 85% of the seed needed to plant the acreage in this market area. The seed needed to plant the remaining acreage is sold by Paymaster and its 12 sales associates through a certified seed program. Under this program, Paymaster sold parent seed to its contract growers who planted, produced and harvested the progeny of the parent seed, which Paymaster then purchased from the growers.
The progeny of the parent seed was then sold by Paymaster to the sales associates who in turn delinted, conditioned, bagged and sold it to others as certified seed. The sales associates pay a royalty to Paymaster on certified seed sales. The Company has informed its associates that, beginning in fiscal 1997, unconditioned seed will be supplied by Paymaster to contractors who will delint, condition and bag the seed for a tolling fee. The seed will then be sold directly by Paymaster through distributors and dealers. Current associates will have the option to participate as contract delinters for Paymaster, subject to meeting specified quality standards.

In 1994, D&PL acquired from the Supima Association bulk and bagged inventory, the right to use the Supima (Registered) trade name and trademark and the right to distribute Pima extra long staple (fiberlength) varieties. D&PL also entered into a research agreement with its university collaborator that allows D&PL the right of first refusal for any Pima varieties developed under this program. Pima seed will be produced, conditioned and marketed directly by D&PL.

In October, 1995, the United States Environmental Protection Agency ("EPA") completed its review process of the Bollgard (Trademark) gene technology, thus clearing the way for Monsanto and D&PL to license the technology and sell cotton planting seed containing the Bollgard gene. In the second quarter of 1996, D&PL commenced commercial sales of NuCOTN varieties, which contain the Bollgard gene, in accordance with the terms of the D&PL/Monsanto collaborative biotechnology licensing agreements.

Since 1987, D&PL has conducted research using its technology along with that provided by DuPont to develop cotton and soybean plants that are tolerant to certain DuPont ALS (Registered)
herbicides. Such plants would enable farmers to apply these herbicides for weed control without adversely affecting the agronomics of the cotton or soybean plants. In 1994, D&PL and DuPont signed a commercialization agreement whereby D&PL commenced producing quantities of seed of herbicide-tolerant cotton varieties sufficient for their planned commercial introduction. Since soybean seed containing the ALS herbicide-tolerant trait was not genetically engineered, sale of this seed will not require government approval, although the herbicide to which they
express tolerance must be EPA  approved.   In February, 1996,
DuPont and D&PL mutually  terminated the   cotton
commercialization  agreement.   The  termination  of  this
agreement did not materially impact the Company's current results of operations and management does not believe it will materially impact future operations.

D&PL is also developing transgenic cotton and transgenic soybean varieties that are tolerant to Roundup, a herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by
the Food and  Drug Administration, the USDA, and the EPA.   D&PL
and Monsanto are currently negotiating  a commercialization
agreement for transgenic soybean  seed. In   1996,   D&PL   and
Monsanto  entered   a   Roundup   Ready gene commercialization
agreement for cotton.

The Company and Monsanto formed D&M International LLC (D&M) in 1995, a venture through which they plan to introduce, in combination, both D&PL's cotton seed delinting technology and
Monsanto's  Bollgard  gene technology.   D&M and certain Singapore
investors formed D&PL China Pte Ltd ("D&PL China") which is continuing the efforts started by D&PL in 1993 to form up to five joint ventures in the People's Republic of China ("China"), one of the world's largest cotton-producing countries. Currently, the Company (through D&M or D&PL China) is negotiating with three parties to form joint ventures to test, produce, condition, treat and distribute high-quality cotton planting seed in China. While initial negotiations have been progressing, no joint venture operating agreements have been finalized in China.

In 1995, D&PL formed a branch in South Africa to take advantage of the Southern Hemisphere growing season to accelerate seed production of cotton varieties containing the Bollgard and Roundup Ready (Trademark) genes. The growing season there occurs during
the Northern Hemisphere's winter  season.   In  addition, the South
African branch  will  work to develop the cotton seed market in Sub-
Saharan Africa.

In South America, D&PL continues its long-term strategy of producing cotton varieties that compliment Southern Hemisphere growing conditions. In addition, the Company is continuing its development of markets for the major cotton producing regions on
this continent.   D&PL Argentina, Inc.  was  formed in 1996 to
accelerate seed production of the Company's new varieties and to further develop the South American market.

Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard licensing fees are recognized based on the number of acres estimated to be planted
with such seed when the seed is  shipped.   International revenues
are recognized upon the later of when seed is shipped or when letters of credit are cleared. All of the Company's domestic seed products are subject to return or credit, which vary from year to year. Generally, international sales are not subject to return. The annual level of returns and, ultimately, net sales are influenced by various factors, principally weather conditions occurring in the spring planting season during the Company's
third  and  fourth quarters.   The Company provides for estimated
returns as sales occur. To the extent actual returns and actual acreage planted with seed containing the Bollgard gene differ from estimates, adjustments to the Company's operating
results are recorded when such  differences  become known.   All
significant returns occur or are accounted for by fiscal year end.

Domestic demand for D&PL's seed will continue to be affected by government programs and, most importantly, by weather. Demand for seed is also influenced by commodity prices and the demand for a crop's end uses such as textiles, animal feed, food and raw materials for industrial use. These factors along with weather influence the cost and availability of seed for
subsequent seasons.   Weather  impacts  crop yields,  commodity
prices and the planting decisions that farmers make regarding both original planting commitments and, when necessary, replanting levels.


Further growth in profitability will depend on weather conditions, government policies in all countries where the Company sells products, commodity prices, the Company's ability to successfully open new international markets, the Company's ability to successfully continue the development of the Texas
High Plains market, Monsanto's and DuPont's ability   to   obtain
timely government approval for additional biotechnology products on which they and the Company are working and the Company's ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to capitalize on these projects may affect future profitability.
Due to the varying levels of agricultural and social development of the international markets in which D&PL operates and because of factors within the particular international markets targeted by the Company, international profitability and growth may take longer and be less stable than domestic profitability has been in the past.


RESULTS OF OPERATIONS

The following sets forth selected financial operating data of the Company (in thousands):




                For the Three Months Ended   For the Nine Months Ended
                        May 31,     May 31,        May 31,     May 31,
                        1995         1996           1995        1996
                   (As Restated)                (As Restated)
Operating results -
Net sales and
  licensing fees      $ 49,189       $83,061      $ 97,533    $ 151,379
Gross profit            22,944        31,146        45,571       58,353
Operating expenses:
  Research and
    development          1,828         2,954         4,888        6,411
  Selling                1,918         2,088         4,822        6,262
  General and
    administrative       4,321         4,681        11,055       12,777
Operating income        14,877        21,423        24,806       32,903
Income before income
taxes                   14,260        20,865        23,023       31,572
Net income              9,276         13,366        14,324       20,042


The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):

                          May 31,     August 31,      May 31,
                           1995         1995          1996
                      (As Restated) (As Restated)

Balance sheet summary-

Current assets            $ 50,035    $ 36,296    $ 126,264
Current liabilities         43,371      24,695       97,603
Working capital              6,664      11,601       28,661
Property, plant and         36,734      41,091       50,428
equipment, net
Total assets                96,769      87,542      190,922
Outstanding                  3,862      13,464       36,114
borrowings
Stockholders' equity        51,133      47,860       72,916

Three months ended May 31, 1996, compared to three months ended May
31, 1995:

Net sales and licensing fees increased approximately $33.9 million to $83.1 million from $49.2 million. The increase in net sales and licensing fees is the result of the introduction of transgenic seed products as well as increased export seed shipments to Mexico and Greece. In addition, D&PL recognized revenues of $2.5 million related to fees from Monsanto during the third quarter relating to certain transgenic seed commercialization agreements. Gross margins decreased during the period primarily related to the costs of the transgenic technology associated with NuCOTN and higher raw material (fuzzy
seed) costs.    D&PL  records  the transgenic licensing fees  net
of certain returns and allowances. D&PL records fees paid to Monsanto for Bollgard technology fees in cost of sales.

Operating expenses increased from $8.1 million in the third quarter of 1995 to $9.7 million in 1996. This expected increase is attributable to increases in product development and promotional costs related to NuCOTN sales as well as costs incurred for certain acquisitions.

Nine months ended May 31, 1996, compared to nine months ended May
31, 1995:

Net sales and licensing fees increased approximately $53.9 million to $151.4 million from $97.5 million. The increase in net sales and licensing fees is the result of the
commercial  introduction   of transgenic  seed products as well as
increased export seed shipments  to Mexico  and  Greece.   In
addition, D&PL recognized  revenues  of  $2.5 million   from
Monsanto relating   to   certain   transgenic    seed
commercialization agreements. Gross margins decreased during the period primarily related to the costs of the transgenic technology associated with NuCOTN and higher raw material (fuzzy seed) costs. D&PL records the transgenic licensing fees net of certain returns
and allowances.   D&PL records  fees paid to Monsanto for Bollgard
technology fees in  cost  of sales.

Operating expenses increased from $20.8 million in 1995 to $25.4 million in 1996. This expected increase is attributable to increases in product development and promotional costs as well as expenses incurred for certain acquisitions.

Interest  expense  decreased by 20% to $1.6 million from  $2.0 million, attributable to higher outstanding borrowings, more than offset by lower average interest rates and an increase in capitalized interest.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company's business significantly impacts cash flow and working capital requirements. The Company maintains credit facilities, uses early payments by customers and uses cash from operations to fund working capital needs. For more than 15 years D&PL has borrowed on a short-term basis to meet seasonal working capital needs.

D&PL purchases seed from contract growers in its first and second fiscal quarters. Seed conditioning, treating and packaging commence late in the first fiscal quarter and continue through the third fiscal quarter. Seasonal borrowings normally commence in the first fiscal quarter and peak in the third fiscal quarter. Loan repayments normally begin in the middle of the third fiscal quarter and are typically completed early in the fourth fiscal quarter. D&PL also offers distributors, dealers and farmers financial incentives to make early payments. To the extent D&PL attracts early payments from customers, bank borrowings under the credit facility are reduced.

In January 1996, the Company and a financial institution entered into a new agreement that replaced the existing facility. The new facility provided for unsecured borrowings consisting of a base commitment of $15.0 million and a seasonal commitment of $45.0 million, plus additional availability of $15.0 million at the Company's discretion. In June 1996, the base commitment was increased to $30.0 million and the seasonal commitment
reduced  to  $30.0  million  to  accommodate   the anticipated
changes in borrowings related to the acquisition of the Sure Grow Companies. The base commitment is a long-term loan that may be
borrowed  upon  at any time and is due January  1, 1999.   The
seasonal commitment is a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year
and expires January  1, 1999.    Commencing in January 1997 and in
each January thereafter, both facilities are renewable for another three year term. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility fees and to comply with certain financial covenants.

As a result of the merger with the Sure Grow Companies, D&PL assumed the liabilities  of  the  acquired  companies of  which approximately  $8.1 million  related to lines of credit with several financial  institutions with  interest  based on the
institutions' prime rates.   The  remaining debt  assumed
primarily consists of several installment notes for purchases of equipment payable to various financial institutions and finance companies.

Current assets and liabilities, including bank borrowings, fluctuate throughout the year due to the seasonal nature of the agriculture industry. Inventory levels depend, in part, on timing of bulk seed receipts, conditioning and shipping and the related cost of bulk seed and conditioning. Inventory levels have increased as compared with the third quarter of 1995 due to the introduction of the transgenic seed products. Specifically,
D&PL,  during  the  1995  growing   season, contracted  with  its
growers to produce enough non-transgenic seed to meet sales projections for the 1996 season in the event that the EPA did not approve the sales of seed containing the Bollgard gene technology. The EPA ultimately approved such technology in October, 1995, which was beyond the date that D&PL could reduce its purchase
contracts for  nontransgenic  seed.   In addition, the reduction in
planted cotton acres from 16.6 in 1995 around 14.0 in 1996 further contributed to increased inventory levels since D&PL sold fewer units in the 1996 season.

Capital   expenditures   through  the  third  quarter   of   1996
were approximately $9.8 million as the Company continues to facilitate growth in its traditional and transgenic seed
products.    This  investment strategy  included the commencement
in 1995 of a special $13.0 million upgrade of its bulk seed stabilization, storage, handling and processing facilities at three of its cotton seed plants. In addition, a cotton seed processing plant acquired in the Paymaster acquisition has been technologically upgraded. Such expenditures will be funded from cash on hand and borrowings under the Company's credit facility. Management believes that capital expenditures will be approximately $15.0 million in 1996 and $10.0 to $12.0 million in 1997, excluding expected capital expenditures for foreign joint ventures which will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary.

In the third quarter of fiscal 1996, the Board of Directors authorized a quarterly dividend of $0.03 per share, paid June 14, 1996 to the stockholders of record on June 1, 1996, which represented an increase in the dividend rate due to the new number of shares outstanding as a result of the stock splits previously described.

Cash provided from operations and borrowings under the loan agreement should be sufficient to meet the Company's 1996 and 1997 working capital needs.

PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

      11.01 Computation of Earnings Per Share

(b) Reports on Form 8-K.

On June 4, 1996, the Company filed Form 8-K dated May 20, 1996, regarding the acquisition of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. (the "Sure Grow Companies"). Item 2, Acquisition or Disposition of Assets, and
Item 7, Financial Statements and Exhibits, were included in the report.

                            SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DELTA AND PINE LAND COMPANY

Date: July 15, 1996                /s/ Roger D. Malkin
                                   Roger D. Malkin, Chairman
and Chief Executive Officer


Date: July 15, 1996                 /s/ W. Thomas Jagodinski
                                    W. Thomas Jagodinski, Vice
                                    President - Finance and
Treasurer

                                EXHIBIT 11.01
                      COMPUTATION OF EARNINGS PER SHARE
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                    FOR THE THREE MONTHS ENDED

                                    (As Restated)

                                         May 31,    May 31,
                                          1995       1996


PRIMARY EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING AT THE BEGINNING OF
  PERIOD                                  20,849     20,864

WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK ISSUED DURING THE
  PERIOD                                       -         55

WEIGHTED AVERAGE NUMBER OF SHARES
  ATTRIBUTED TO OPTIONS                       299      1,077

WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING
  DURING THE PERIOD FOR COMPUTATION
  OF PRIMARY EARNINGS PER SHARE             21,148     21,996

FULLY DILUTED EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING AT THE BEGINNING OF
  PERIOD                                         -     20,864

WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK ISSUED DURING THE
  PERIOD                                         -         55

WEIGHTED AVERAGE NUMBER OF CONVERTIBLE
  PREFERRED STOCK OUTSTANDING DURING
  THE PERIOD                                      -        450

WEIGHTED AVERAGE NUMBER OF SHARES
  ATTRIBUTED TO OPTIONS                           -      1,177

WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING
  DURING THE PERIOD FOR COMPUTATION
  OF FULLY DILUTED EARNINGS PER SHARE             -     22,546

NET INCOME APPLICABLE TO COMMON SHARES   $    9,276 $   13,353

NET INCOME PER COMMON SHARE:

     PRIMARY                            $     0.44 $     0.61
     FULLY DILUTED                      $        - $     0.59


                          EXHIBIT 11.01
                COMPUTATION OF EARNINGS PER SHARE
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                FOR THE NINE MONTHS ENDED

                                        (As Restated)

                                           May 31,     May 31,
                                             1995        1996

PRIMARY EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING AT THE
BEGINNING OF PERIOD                           20,849     20,856

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK ISSUED
DURING THE PERIOD                                  -         25

WEIGHTED AVERAGE NUMBER OF
SHARES ATTRIBUTED TO OPTIONS
WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
OUTSTANDING DURING THE PERIOD FOR
COMPUTATION OF PRIMARY EARNINGS PER           20,994     21,774
SHARE

FULLY DILUTED EARNINGS PER
SHARE:

NUMBER OF SHARES OF COMMON
STOCK OUTSTANDING AT THE
BEGINNING OF PERIOD                                -     20,856

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK ISSUED
DURING THE PERIOD WEIGHTED
AVERAGE NUMBER OF CONVERTIBLE
PREFERRED STOCK ISSUED
DURING THE PERIOD                                -          203

WEIGHTED AVERAGE NUMBER OF
SHARES ATTRIBUTED TO OPTIONS                      -         822

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
OUTSTANDING DURING THE PERIOD FOR
COMPUTATION OF FULLY DILUTED EARNINGS               -     21,906
PER SHARE

NET INCOME APPLICABLE TO COMMON           $   14,324 $    20,017
SHARES

NET INCOME PER COMMON SHARE:

     PRIMARY                          $     0.68 $       0.92
     FULLY DILUTED                    $       -  $       0.91

