Form 10-K
period 1996-08-31
DELTA & PINE LAND CO
filed 1996-11-27
CIK 902277

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

     X Annual Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
       Act of 1934 for the fiscal year ended August 31, 1996

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number: 000-21788


                           DELTA AND PINE LAND COMPANY
             (Exact name of registrant as specified in its charter)

     Delaware                                            62-1040440
(State  or other  jurisdiction  of
incorporation  or organization)            (I.R.S. Employer Identification No.)

One Cotton Row, Scott, Mississippi                        38772
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (601) 742-4000

     Securities registered pursuant to Section 12(b) of the Act:


Title of each class                                      Name of each exchange
                                                          on which registered
     None                                                         None



           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.10 par value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X                 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on October 31, 1996, as reported on the New York Stock Exchange, was approximately $488,024,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 31, 1996, Registrant had outstanding 21,139,430 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Delta and Pine Land Company Proxy Statement for the annual meeting of Stockholders on February 27, 1997. (Items 10, 11, 12 and 13 of Part III.)

                                     PART I

ITEM 1.         BUSINESS

D&PL is primarily engaged in the breeding, production, conditioning and marketing of proprietary varieties of cotton planting seed in the United States and other cotton producing nations. D&PL also breeds, produces and distributes soybean planting seed in the United States.

     Since 1915, D&PL has bred, produced and/or marketed upland picker varieties of cotton planting seed for cotton varieties that are grown primarily east of Texas and in Arizona. The Company has used its extensive classical plant breeding programs to develop a gene pool necessary for producing cotton varieties with improved agronomic traits important to farmers, such as crop yield, and to textile manufacturers, such as enhanced fiber characteristics.

     In 1980, D&PL added soybean seed and in 1988 hybrid sorghum seed to its product line. In 1988, D&PL also commenced distributing corn hybrids acquired from others. In 1995, the Company sold its corn and sorghum business to Mycogen Plant Science, Inc. ("Mycogen"). D&PL and Mycogen entered into a joint marketing agreement whereby both companies will sell D&PL's remaining corn and sorghum varieties through 1997. The two parties will exchange certain operating facilities in the future upon the satisfactory completion of environmental site assessments and remediation procedures as necessary.

     In 1988, as a component of its long-term growth strategy, the Company began to focus on the international marketing of its products, primarily cottonseed. In foreign countries, cotton acreage is often planted with farmer-saved seed which has not been delinted or treated and is of low overall quality. Management believes that D&PL has an attractive opportunity to penetrate foreign markets because of its widely adaptable, superior cotton varieties, technological know-how in producing and conditioning high-quality seed and brand name recognition. Furthermore, in many countries the Bollgard(TM) technology would be effective and help farmers in those countries to control lepidopteran cotton pests.

     D&PL sells its products in foreign countries through (i) export sales, (ii) direct in-country operations and to a lesser degree (iii) distributors or licensees. The method varies and evolves, depending upon the Company's assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. To date, a majority of the Company's international sales have resulted from exports of the Company's products rather than direct in-country operations.


Acquisitions

     In May, 1996, D&PL acquired Ellis Brothers Seed, Inc., Arizona Processing, Inc. and Mississippi Seed, Inc. ( the "Sure Grow Companies") in exchange for stock valued at approximately $70 million on the day of closing. D&PL exchanged
1.5 million unregistered shares of its common stock for all outstanding shares of the three companies. The merger was accounted for as a pooling-of-interests. The acquired companies will continue their current operations marketing of upland picker cottonseed varieties under their existing brand, Sure Grow. The Sure Grow breeding program will have immediate access to Monsanto Company's ("Monsanto") Bollgard and Roundup Ready(R) gene technologies.

     In February, 1996, the Company acquired Hartz Cotton, Inc. from Monsanto, which included inventories of cotton planting seed of Hartz upland picker varieties, germplasm, breeding stocks, trademarks, trade names and other assets, for approximately $6.0 million. The consideration consisted primarily of 450,000 shares of the Company's Series M Convertible Non-Voting Preferred Stock.

     Since the 1940's, the Paymaster(Registered) and Lankart(Registered) upland stripper cottonseed varieties have been developed for and marketed primarily in the Texas High Plains. In 1994, D&PL acquired the Paymaster and Lankart cotton planting seed business ("Paymaster"), for approximately $14.0 million. Although the Paymaster varieties are planted on approximately 80% of the estimated 4.0 to
5.0 million cotton acres in the Texas High Plains, only a small portion of that seed is actually sold by Paymaster. Farmer-saved seed and seed from other sources accounted for up to 85% of the seed needed to plant the acreage in this market area. Through 1996 the seed needed to plant the remaining acreage was sold by Paymaster and its 12 sales associates through a certified seed program. Under this program, Paymaster sold parent seed to its contract growers who planted, produced and harvested the progeny of the parent seed, which Paymaster then purchased from the growers. The progeny of the parent seed was then sold by Paymaster to the sales associates who in turn delinted, conditioned, bagged and sold it to others as certified seed. The sales associates paid a royalty to Paymaster on certified seed sales. Beginning in fiscal 1997, unconditioned seed will be supplied by Paymaster to contract delinters who will delint, condition and bag the seed for a fee. The seed will then be sold by Paymaster through its distributors and dealers.

     The Company acquired in 1994 from the Supima Association of America ("Supima") certain planting seed inventory, the right to use the Supima(Registered) trade name and trademark and the right to distribute Pima extra-long (fiber-length) staple cotton varieties. D&PL also entered into a research agreement with Supima's university collaborator that allows D&PL the right of first refusal for any Pima varieties developed under this program which D&PL partially funds. Pima seed will be produced, conditioned and marketed directly by D&PL.

Biotechnology

     The collaborative biotechnology licensing agreement executed with Monsanto in 1992 and subsequently revised in 1993 and 1996, provides for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") technology in D&PL's varieties. Bt is a bacterium found naturally in soil that produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. This transgenic plant tissue causes the death of certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to D&PL for use under the trade name Bollgard. In D&PL's primary markets, the cost of insecticides is the largest single expenditure for many cotton growers, exceeding the cost of seed. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. On October 31, 1995, Monsanto was notified that the United States Environmental Protection Agency ("EPA") had completed its registration of the Bollgard gene technology, thus clearing the way for commercial sales of seed containing the Bollgard gene. In 1996, D&PL commenced commercial sales of two NuCOTN varieties, which contained the Bollgard gene, in accordance with the terms of the D&PL/Monsanto Bollgard Gene License and Seed Services Agreement (the "Agreement"). This initial EPA registration expires on January 1, 2001, at which time the EPA will reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.

     D&PL is also developing transgenic cotton and transgenic soybean varieties that are tolerant to Roundup(Registered) , a herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. In February, 1996, the Company and Monsanto executed the Roundup Ready Gene License and Seed Services Agreement which provides for the commercialization of Roundup Ready cottonseed. D&PL and Monsanto are currently negotiating a commercialization agreement for Roundup Ready soybean seed.

     Since 1987, D&PL has conducted research using genes provided by DuPont to develop cotton and soybean plants that are tolerant to certain DuPont ALS (Registered) herbicides. Such plants would enable farmers to apply these herbicides for weed control without significantly affecting the agronomics of the cotton or soybean plants. Since soybean seed containing the ALS herbicide-tolerant trait was not genetically engineered, sale of this seed does not require government approval, although the herbicide to which they express tolerance must be EPA approved. In February, 1996, DuPont and D&PL mutually terminated the cotton commercialization agreement signed in 1994. The termination of this agreement did not materially impact the Company's current results of operations.

Commercial Seed

     Seed of all commercial plant species is either varietal or hybrid. D&PL's cotton and soybean seed are varietals and its sorghum and corn seed are hybrids. Varietal plants can be reproduced from seed produced by a parent plant, with the offspring exhibiting only minor genetic variations. The Plant Variety Protection Act ("PVPA") of 1970, as amended in 1994, in essence prohibits, with limited exceptions, purchasers of protected varieties from selling seed harvested from these varieties. Some foreign countries provide similar protection.

     Although cotton is a varietal and, therefore, can be grown from seed of parent plants saved by the growers, most farmers in D&PL's primary domestic markets purchase seed from commercial sources each season because cottonseed requires delinting in order to be sown by modern planting equipment. Delinting and conditioning may be done either by a seed company on its proprietary seed or by independent delinters for farmers. Modern cotton farmers in upland picker areas generally recognize the greater assurance of genetic purity, quality and convenience that professionally grown and conditioned seed offers compared to seed they might save.

     In connection with its seed operations, the Company also farms approximately 2,000 acres, primarily for production of cotton and soybean foundation seed. The Company has annual agreements with various growers to produce seed for cotton and soybeans. The growers plant seed purchased from the Company and follow quality assurance procedures required for seed production. If the grower adheres to established Company quality assurance standards throughout the growing season and if the seed meets Company standards upon harvest, the Company is obligated to purchase specified minimum quantities of seed, usually in its first and second fiscal quarters, at prices equal to the commodity market price of the seed plus a grower premium. The Company then conditions the seed for sale.

     The majority of the Company's sales are made early in the second fiscal quarter through the beginning of the fourth fiscal quarter. Varying climatic conditions can change the earnings pattern by affecting the quarter in which seed is delivered, thereby shifting sales between quarters. Thus, seed production, distribution and sales are seasonal and interim results will not necessarily be indicative of the Company's results for a fiscal year.

     Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard licensing fees are recognized based on the number of acres estimated to be planted with such seed when the seed is shipped. Domestically, the Company promotes its cottonseed directly to farmers and sells cottonseed through distributors and dealers. All of the Company's domestic seed products are subject to return or credit, which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices of other crops and weather conditions occurring in the spring planting season during the Company's third and fourth quarters. The Company provides for estimated returns as sales occur. To the extent actual returns and actual acreage planted with seed containing the Bollgard gene differ from estimates, adjustments to the Company's operating results are recorded when such differences become known, typically in the Company's fourth quarter. All significant returns occur or are accounted for by fiscal year end. International revenues are recognized upon the date seed is shipped or the date letters of credit are cleared, whichever is later. Generally, international sales are not subject to return.

Outlook

     Domestic demand for D&PL's seed will continue to be affected by government programs and, most importantly, by weather. Demand for seed is also influenced by commodity prices and the demand for a crop's end-uses such as textiles, animal feed, food and raw materials for industrial use. These factors along with weather influence the cost and availability of seed for subsequent seasons. Weather impacts crop yields, commodity prices and the planting decisions that farmers make regarding both original planting commitments and, when necessary, replanting levels.

     In addition, the planting seed market is highly competitive and D&PL varieties face competition from a number of seed companies, diversified chemical companies, agricultural biotechnology companies, governmental agencies and academic and scientific institutions. A number of chemical and biotechnology companies have seed production and/or distribution capabilities to ensure market access for new seed products. The Company's seed products may encounter substantial competition from technological advances by others or products from new market entrants. Many of the Company's competitors are, or are affiliated with, large diversified companies that have substantially greater resources than the Company.

     Further growth in overall profitability will depend on weather conditions, government policies in all countries where the Company sells products, commodity prices, the Company's ability to successfully open new international markets, the Company's ability to successfully continue the development of the Texas High Plains market, the technology partners' ability to obtain timely government approval for additional biotechnology products on which they and the Company are working and the Company's ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to capitalize on these projects may affect future profitability. Due to the varying levels of agricultural and social development of the international markets in which the Company operates and because of factors within the particular international markets targeted by the Company, international profitability and growth may be less stable than domestic profitability and growth have been in the past.

See "Risks and Uncertainties" in Item 7.

ITEM 2.   PROPERTIES

     D&PL maintains facilities primarily used for research, delinting, conditioning, storage and distribution. The Company's headquarters and other facilities are located on 45 acres in Scott, Mississippi. This location is used for corporate offices, quality assurance, research and greenhouse space, delinting, conditioning and storage.

     The Company's other cottonseed delinting, conditioning and storage facilities are in: Centre, Alabama; Chandler, Arizona; Eloy, Arizona; Hollandale, Mississippi; Shelby, Mississippi; Tunica, Mississippi; Aiken, Texas and Lubbock, Texas. The Company has soybean processing plants in Harrisburg, Arkansas and Centre, Alabama. The Company also owns cottonseed delinting facilities in Narromine, New South Wales, Australia, and Groblersdal, South Africa. The Company leases a site in Catamarca, Argentina on which a delinting plant is situated.

     Since 1979, through annual leases, the Company has leased farmland for research, foundation seed production and grain storage from a former stockholder. In fiscal 1995, the Company entered into a three year lease with this former stockholder for approximately 2,000 acres near Scott, Mississippi, for foundation seed production and seed multiplication purposes and 250 acres for research purposes.

     The Company's plant breeders conduct research at eight facilities in the United States, three of which are owned by the Company and five of which are leased. The Company also leases research facilities in Australia and Paraguay. All owned properties are free of encumbrances except the Centre, Alabama site, which was mortgaged prior to being acquired in the Sure Grow transaction.

     Management believes that all of D&PL's facilities, including its conditioning, storage and research facilities, are well maintained and generally adequate to meet its needs for the foreseeable future. (See "Liquidity and Capital Resources" in Item 7.)

PRINCIPAL COMPANY LOCATIONS, AFFILIATES AND SUBSIDIARIES:

World Headquarters                      Operations Facilities
Scott, Mississippi, USA                 Scott, Mississippi, USA
                                        Hollandale, Mississippi, USA
Research Centers                        Shelby, Mississippi, USA
Scott, Mississippi, USA                 Tunica, Mississippi, USA
Leland, Mississippi, USA                Centre, Alabama, USA
Casa Grande, Arizona, USA               Chandler, Arizona, USA
Chandler, Arizona, USA                  Eloy, Arizona, USA
Stuttgart, Arkansas, USA                Harrisburg, Arkansas, USA
Hartsville, South Carolina, USA         Aiken, Texas, USA
Aiken, Texas, USA                       Lubbock, Texas, USA
Lubbock, Texas, USA                     Catamarca, Argentina
Goondiwindi, Queensland, Australia      Narromine, New South Wales, Australia
Asuncion, Paraguay                      Groblersdal, South Africa

                                        Foreign Offices
                                        Catamarca, Argentina
                                        Narrabri, New South Wales, Australia
                                        Beijing, China
                                        Mexicali, Mexico
                                        Mexico City, Mexico
                                        Zoetermeer, The Netherlands
                                        Asuncion, Paraquay
                                        Groblersdal, South Africa
                                        Adana, Turkey
                                        Ankara, Turkey

ITEM 3.   LEGAL PROCEEDINGS

     The Company, Monsanto and other third parties were named as defendants by Joe A. Scamardo, et al. in a lawsuit filed in the District Court of Burleson County, Texas on August 29, 1996. On August 30, 1996, Tony Lambardo, et al. filed suit in the District Court of Falls County, Texas and named, among multiple defendants, D&PL and Monsanto. On November 6, 1996, this case was removed to the United States District Court for the Western District of Texas, Waco Division. On October 28, 1996, REN-DEN Farms, Inc., et al. filed suit and named D&PL and Monsanto among various other defendants in the District Court of Natchitoches Parish, Louisiana. On November 7, 1996, this case was removed to the United States District Court for the Western Division of Louisiana, Alexandria Division. The latter two suits request certification as a class action. The plaintiffs allege, among other things, that D&PL's NuCOTN varieties, which contain Monsanto's Bollgard gene, did not perform as these farmers had anticipated and, in particular, did not fully protect their cotton crops from certain lepidopteran insects. The plaintiffs seek unspecified monetary damages, among other things. Pursuant to the terms of the Agreement between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims since vendee claims for failure of the Bollgard gene are subject to a duty of defense by Monsanto and prorata indemnification under the Agreement. Under the applicable indemnity provisions, defense costs and any liability to the plaintiffs related to claims covered by the Agreement will be apportioned 71% to Monsanto and 29% to D&PL. Some of the claims made in this litigation concerning the quality of seed and seed coat treatments, not involving failure of performance of the Bollgard gene or representations with respect thereto, may not be within the scope of Monsanto's indemnity obligation. The Company would be required to bear any damages relating to product defects, if any, not involving a failure of the Bollgard gene to provide insect resistance. D&PL intends to cooperate with Monsanto in its anticipated vigorous defense of these claims. D&PL believes that these claims will be resolved without any material impact on the Company's financial statements.

     On October 22, 1996, Mycogen and Agrigenetics,  Inc. filed a lawsuit in the
U. S. District Court for the District of Delaware naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's recently issued patents have been infringed by the defendants by selling seed that contains the Bollgard gene. The plaintiffs seek a preliminary and permanent injunction enjoining D&PL and Monsanto from what they allege is an infringement of
Mycogen's two patents, monetary damages including treble damages, plus reasonable attorneys fees. Pursuant to the terms of the Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims. D&PL believes that the resolution of the matter will not have a material impact on the Company or its financial statements.

     A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $900,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have a material impact on the Company or its financial statements. The Company continues to offer seed for sale in Guatemala.

     The Company is involved in various other claims arising in the normal course of business. Management believes such matters will be resolved without any material effect on the Company's financial position or its results of operations.

     On July 18, 1996, the United States Department of Justice, Antitrust Division ("USDOJ"), served a Civil Investigative Demand ("CID") on D&PL seeking information and documents in connection with its investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. The CID states that the USDOJ is investigating whether this transaction may have violated the provisions of
Section 7 of the Clayton Act, 15 USC Section 18. D&PL is currently engaged in responding to the CID and is committed to full cooperation with the USDOJ. At the present time, the ultimate outcome of the investigation cannot be predicted.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER
MATTERS

From June, 1993 through December 15, 1995, the stock of the Company was traded on the NASDAQ National Market under the trading symbol COTN. On December 18, 1995, the Company's stock began trading on the New York Stock Exchange under the trading symbol DLP. The range of closing prices for these shares for the last two fiscal years, as reported by the respective markets, was as follows:

Common Stock Data*           1st Qtr             2nd Qtr            3rd Qtr           4th Qtr
------------------           -------             -------            -------           -------
   Market Price Range-Low     14 7/8             19 1/8             31 29/32          23  3/4
                   - High     20 1/8             31 5/16             48 3/4           43  1/2

   1995
   Market Price Range-Low     7 15/16            8 1/4              9 7/8              12 1/4
                   - High      9 1/2            10 3/16            13 7/16            17 9/16

* All prices have been adjusted to reflect the stock splits described below.


     In October 1995, the Board of Directors authorized a 4 for 3 stock split effected in the form of a dividend, with no change in the par value per share, distributed on December 15, 1995, to the stockholders of record on December 1, 1995. In March 1996, the Board of Directors authorized a 3 for 2 stock split for common and preferred shares outstanding to be effected in the form of a dividend, with no change in par value per share, distributed on April 15, 1996, to stockholders of record on March 29, 1996. Both stock splits have been reflected in the accompanying financial statements.

     Dividends of $0.08 per share (after effect of stock splits) were paid in 1995 and dividends of $0.11 per share were paid in 1996. In the third quarter of fiscal 1996, the Board of Directors changed the quarterly dividend rate from $0.02 (after effect of stock splits) per share to $0.03 per share. It is anticipated that quarterly dividends of $0.03 per share will continue to be paid in the future, although the Board of Directors reviews this policy quarterly. Aggregate dividends paid in 1995 were $1.5 million. Aggregate dividends paid in 1996 were $2.3 million and should approximate $2.3 million in 1997.

On October 31, 1996, there were approximately 4,000 shareholders of the Company's 21,139,430 outstanding shares.



ITEM 6.   SELECTED FINANCIAL DATA


-------------------------------------------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS                                        (In thousands, except percentages and per share amounts)
                                                                         As Restated (1)
                                                               -----------------------------
YEAR ENDED AUGUST 31,                            1992           1993       1994         1995          1996
-------------------------------------------------------------------------------------------------------------------

Operating Results : (1)
Net sales and licensing fees                    $68,395       $77,605     $80,602      $98,950       $153,271
Gross profit                                     29,000        32,413      32,467       43,004         55,794
Operating income                                 13,771        15,618      13,000       19,160         25,764
Income before income taxes                       12,458        13,767      12,186       17,661         23,729
Net income applicable to common shares            7,850         8,618       7,827       10,935         15,237
-------------------------------------------------------------------------------------------------------------------

Balance Sheet Summary: (1)
Current assets                                  $24,065       $23,979     $29,269      $36,296        $111,940
Current liabilities                              20,194        17,634      18,833       24,695          75,966
Working capital                                   3,871         6,345      10,436       11,601          35,974
Property, plant and equipment, net               19,297        22,040      33,395       41,091          55,058
Total assets                                     45,561        50,958      72,394       87,542         179,660
Long-term debt                                   13,750         1,104      14,047       12,814          31,465
Stockholders' equity                             11,172        31,593      38,024       47,860          69,341
-------------------------------------------------------------------------------------------------------------------

Per Share Data: (1)
Operating income                                  $0.72         $0.80       $0.62        $0.91           $1.19
Net income                                         0.41          0.44        0.38         0.52            0.70
Book value                                         0.58          1.63        1.82         2.27            3.19
Cash dividends                                     -               -         0.08         0.08            0.11
Weighted average number of shares
  used in per share calculations - Primary (2)   19,149        19,405      20,849       21,116          21,708
-------------------------------------------------------------------------------------------------------------------


Performance Ratios:
Gross margin (3)                                  42.4%         44.1%       40.3%        43.5%           36.4%
Return on average equity                          57.6%         40.3%       23.7%        25.5%           26.1%
Return on total assets                            17.2%         16.9%       10.8%        12.5%            8.5%
-------------------------------------------------------------------------------------------------------------------

Other Data:
USDA acreage set-aside (4):
    Upland cotton                                 10.0%          7.5%       11.0%           0%              -
    Corn                                           5.0%         10.0%          0%         7.5%              -
    Sorghum                                        5.0%          5.0%          0%           0%              -
-------------------------------------------------------------------------------------------------------------------

(1) Operating results, balance sheet and per share amounts for 1993, 1994 and 1995 have been restated to include the merger of the Sure Grow Companies, accounted for as a pooling-of-interests. Amounts for 1992 have not been restated due to the immaterial effect on the results.
(2) Weighted average number of shares data adjusted to reflect 4 for 3 and 3 for 2 stock splits and the issuance of 1,548,483 shares related to the Sure Grow acquisition.
(3) The decline in gross margin in 1996 is the result of the method used to account for Bollgard licensing fees licensed for the first time in 1996.
(4) As a result of The Federal  Agricultural  Improvement  and  Reform  Act of
1996  ("Freedom  to Farm Bill"), there are no longer crop set-asides.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Due to the successful introduction of the Company's NuCOTN varieties that contain Monsanto's Bollgard technology, the Company reported record sales and earnings per share despite the fact that domestic unit sales of cottonseed declined 14.5% while acreage planted in cotton in the U.S. declined 16.4% from 1995 levels. International sales of cottonseed and domestic soybean unit sales increased 55% and 35%, respectively. D&PL completed the formation and staffing of the Technical Services Department which now has over 30 full time employees compared to 13 just a year ago. D&PL also completed the acquisition of Hartz Cotton, Inc. from Monsanto in February, 1996, and completed a merger on May 20, 1996 (in a stock exchange) valued at $70 million for the three companies that own Sure Grow Seed, Inc., known collectively as "Sure Grow". In the Hartz transaction (accounted for as a purchase), D&PL issued 450,000 shares of convertible (after seven years unless certain events occur) Series M Preferred Stock. D&PL issued 1.5 million shares of common stock to the shareholders of the three companies that owned Sure Grow Seed, Inc., in a pooling-of-interests transaction.

     In October, 1995, the EPA completed its initial registration of the Bollgard technology which is subject to expire on January 1, 2001, pending the EPA's reevaluation of the insect resistance management plan. Both Monsanto and D&PL are working with additional genes as part of the resistance management strategy. The Company is also bulking up other transgenic varieties that are insect resistant and herbicide tolerant.

     In addition, the Company began the reorganization of its business among its key operating units including Deltapine, Paymaster (which includes the stripper varieties acquired in 1994 and the Hartz varieties acquired in 1996), Sure Grow and International. Effective September 1, 1996, each unit will be responsible for its own Sales, Marketing, Research and Field Agronomy while Operations, Quality Assurance, Administration and Finance, Technical Services and Transgenic Product Development will provide services to all operating units. In December 1996, in response to shareholder interest and to increase the Company's visibility and attractiveness to a more diverse population of investors, D&PL moved from NASDAQ and listed its shares on the New York Stock Exchange.

     D&PL continued the implementation of its long-term international strategic plans as well. In 1996, D&PL completed the construction of two smaller, yet cost efficient delinting plants, one each in South Africa and Argentina which initially will be used to provide winter nursery services to northern hemisphere operations in order to accelerate the bulk up and ultimately the introduction of new products by taking advantage of the southern hemisphere growing season. In addition, these branches will evaluate and develop the cottonseed business in their respective areas.

     In 1996, D&PL terminated its agreement with its former distributor in Australia and assembled its own fully staffed Sales and Marketing and Technical Services teams. D&PL employees, for the first time, sold Deltapine varieties in Australia for the 1996-1997 growing season, rather than relying on its distributor. Subsequent to year end, the Company sold limited quantities of seed containing Monsanto's Bt gene (marketed as Ingard(TM)) in Australia. Operating results in Australia remain at unacceptable levels, and the organizational changes will add further costs to that operation in the near term. Deltapine Australia cotton varieties currently under development, along with two new varieties recently introduced, must perform well to capture market share to improve operating results.

     D&M International, LLC, is a venture formed in 1995 through which D&PL and Monsanto plan to introduce in combination D&PL's acid delinting technology and Monsanto's Bollgard gene technology. D&PL is the managing member of D&M International. In November 1996, D&M International's subsidiary, D&PL China Pte Ltd. concluded negotiations for a joint venture with parties in Hebei Province, one of the major cotton producing regions in the People's Republic of China. The joint venture will be controlled by D&PL China Pte Ltd. The Company is currently negotiating with potential venture partners in Zimbabwe, Brazil and Columbia and is in exploratory discussions with potential partners in India, Uzbekistan and Argentina. Prior joint venture negotiations in Turkey and Egypt reached an impasse and have ceased.

     Export sales to Mexico and Greece increased significantly again in 1996 over prior year levels. The Company is working closely with Monsanto developing plans to export seed containing the Bollgard gene to several countries. The International Division has strengthened by adding international brand managers and technical service personnel to effectively develop the international markets that have potential for both transgenic and non-transgenic seed.

     Over a year ago the Company started a major capital improvement program to more efficiently and effectively process and handle the Company's products. That program is nearing completion and additional projects (expected to cost $13.0 to $15.0 million in 1997) are underway. The major projects that will be completed in fiscal 1997 include a new international and administrative office building at the Company headquarters in Scott, Mississippi, the purchase and implementation of a fully integrated process manufacturing system that will process data for all functional areas of the Company, a major computer hardware upgrade, automated packaging equipment at one location, as well as precision electronic treating equipment at three of the delinting plants. In 1998, spending is expected to return to about $5.0 to $7.0 million per year, exclusive of offshore investments which will be financed in part by D&PL's technology and joint venture partners where feasible.

RESULTS OF OPERATIONS

The following table sets forth selected income statement data of the Company (1994 and 1995 restated for the Sure Grow merger), expressed as a percentage of net sales, for the indicated periods:


                                                              As Restated


  YEAR ENDED AUGUST 31,                                 1994          1995            1996
---------------------------------------------------------------------------------------------------

  Consolidated statement of income data:
     Net sales and licensing fees                     100.0%         100.0%           100.0%
     Cost of sales                                     59.7%          56.5%            63.6%
---------------------------------------------------------------------------------------------------
     Gross margin (1)                                  40.3%          43.5%            36.4%
---------------------------------------------------------------------------------------------------

  Operating expenses:
     Research and development                          6.8%           6.7%             6.4%
     Selling                                           7.2%           7.7%             6.2%
     General and administrative                       10.2%           9.7%             6.1%
     Unusual charges related to acquisitions            -               -              0.9%
---------------------------------------------------------------------------------------------------

                                                       24.2%          24.1%            19.6%
---------------------------------------------------------------------------------------------------
  Operating income                                     16.1%          19.4%            16.8%
  Interest, net                                        (1.7%)         (2.1%)           (1.5%)
  Other                                                 0.7%           0.5%             0.2%
---------------------------------------------------------------------------------------------------

  Income before income taxes                           15.1%          17.8%            15.5%
  Provision for income taxes                           (5.4%)         (6.8%)           (5.5%)
---------------------------------------------------------------------------------------------------

  Net income                                            9.7%          11.0%             10.0 %
  Dividends on preferred stock                           -               -               0.02 %
---------------------------------------------------------------------------------------------------
  Net income applicable to common shares                9.7%          11.0%              9.98 %
---------------------------------------------------------------------------------------------------

  (1) The decline in gross margin results primarily from the method used to account for Bollgard licensing fees licensed for the first time in 1996.

NET SALES AND LICENSING FEES

     In 1996, D&PL's consolidated net sales and licensing fees increased 55.0% to $153.3 million, from 1995 sales of $98.9 million. This increase is primarily the result of Bollgard licensing fees received from the first year of commercial sales of NuCOTN. There was also an increase in soybean sales of 35% and an increase in commercialization fees of $3.4 million in 1996 over the $1.2 million received in 1995. The effects of these positive developments were partially offset by a 14.5% decrease in domestic cottonseed unit sales resulting from a 16.4% reduction in the number of cotton acres planted to 14.0 million from 16.7 million. In 1996, the dynamics of the Freedom to Farm Bill coupled with higher corn prices contributed to the decline in cotton acreage.

     International sales increased to $12.6 million in 1996 from $7.1 million in 1995. Sales in Mexico, in 1996, increased $1.8 million as a result of the Mexican government's favorable agricultural policy toward cotton, and the growth of its textile industry as a result of the North American Free Trade Agreement. In 1996, sales in Greece increased $1.9 million due to the continued success of D&PL's cotton varieties in the northern growing areas of that country. Sales in Turkey were essentially unchanged from 1995 levels.

     D&PL's consolidated net sales and licensing fees increased 22.8% to $98.9 million in 1995, from 1994 net sales of $80.6 million. The increase is the result of higher demand for cottonseed, the effect of which was partially offset by the decrease in corn and sorghum sales due to a shift in acreage to cotton. The increase in cottonseed units sold was due primarily to the USDA decrease in 1995 cotton acreage set aside to 0% from 11% the previous year, and to strong market prices for cotton fiber, both of which resulted in an increase in planted acreage to 16.7 million from 13.6 million. Cotton revenues also increased in 1995 due to higher commercialization fees related to herbicide tolerant cotton and licensing fees earned from contract growers who produced seed of the NuCOTN varieties. Soybean sales declined $1.0 million due to lower average selling prices while the number of units sold was unchanged.

     International sales increased to $7.1 million in 1995 from $2.9 million in 1994. Sales in Mexico and Greece increased in 1995, while sales in Australia and Turkey were essentially unchanged from 1994 levels.

     D&PL consolidated net sales and licensing fees increased 3.8% to $80.6 million in 1994 from $77.6 million in 1993. The increase in sales is primarily the result of increased cottonseed sales and royalties. Although the USDA increased the 1994 cotton acreage set aside to 11.0% from 7.5% the previous year, due to strong market prices for cotton, the USDA statistics indicated an increase in total cotton acres planted.

GROSS PROFIT

     D&PL's consolidated gross profit increased 29.8% in 1996 to $55.8 million from $43.0 million in 1995. This increase is primarily attributable to NuCOTN sales and the related Bollgard licensing fees. Gross margin decreased to 36.4% in 1996 from 43.5% in 1995. The decline in gross margin (expressed as a percentage of sales) results from recording the Bollgard licensing fees charged to the grower as a component of sales, net of estimated distributor and dealer commissions, coupled with recording the 71% due to D&PL's technology partner as a component of cost of sales with the residual 29% included as gross profit.

     D&PL's consolidated gross profit increased 32.4% in 1995 to $43.0 million from $32.5 million in 1994. Gross margin increased to 43.5% in 1995 from 40.3% in 1994. The higher gross margin resulted from higher levels of cottonseed sales and fewer sales of other crops which resulted from the shift in acreage to cotton. In addition, due to higher volumes processed, the cost of goods manufactured in 1995 decreased by 5.0% from 1994.

     D&PL's consolidated gross profit remained flat at $32.5 million in 1994 from $32.4 million in 1993. Gross margin decreased to 40.3% in 1994 from 41.8% in 1993, as a result of higher bulk seed and seed treatment costs, the effect of which was partially offset by a 6.5% selling price increase.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased 47.7% to $9.8 million in 1996 from $6.6 million in 1995. The increase in research and development costs was primarily the result of the addition of the Hartz research program, added Technical Service Department costs and additional transgenic costs with the balance attributable primarily to international activities.

     In 1995, research and development expenses increased 20.7% to $6.6 million from $5.5 million in 1994. The initial expansion of the Technical Services
Department, the addition of cotton research programs for Paymaster and Pima varieties, and the increased emphasis on international research activities in Paraguay and Australia all contributed to the overall increase in research expense. These increased research costs were partially offset by the savings recognized through the termination of the hybrid cotton research and sorghum research programs and the closure of the San Joaquin cotton research facility.

     Research and development expenses increased 19.6% in 1994 to $5.5 million from $4.6 million in 1993. In 1994, the Company formed a Transgenic Product Development Team which became responsible for all transgenic planting seed development, including NuCOTN varieties and herbicide-tolerant products. Further, the Company strengthened its Technical Service Department which gathers research data on all of its crops to be used to provide farmers agronomic data.

SELLING EXPENSES

     Selling expenses increased 24.0% to $9.4 million in 1996 from $7.6 million in 1995. The increase was primarily due to the addition of a telemarketing department and development and maintenance of a farmer database, the formation and/or expansion of sales and marketing departments in Australia and at Paymaster and in the international division.

     In 1995, selling expenses increased 30.8% to $7.6 million as compared to $5.8 million in 1994. This increase was primarily due to the implementation of a new sales incentive program.

     Selling expenses for 1994 increased slightly to $5.8 million from $5.7 million in 1993. In 1994, the Company maintained an aggressive marketing program while holding costs relatively flat.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for 1996 decreased by 2.0% to $9.4 million as compared to $9.6 million in 1995.

     General and administrative expenses for 1995 increased 17.8% to $9.6 million as compared to $8.1 million in 1994. This expected increase was caused by increased international business development activities, higher depreciation expense, the reorganization of the Paymaster business and higher insurance costs.

     General and administrative expenses for 1994 were $8.1 million, a 19.1% increase over 1993 expenses of $6.8 million. The increased costs are primarily related to the costs of being a publicly-traded company, travel and professional fees incurred to develop international and domestic markets and additional administrative costs related to Australia, Mexico and Turkey.

UNUSUAL CHARGES RELATED TO ACQUISITIONS

     In connection with the merger with the Sure Grow Companies and the acquisition of Hartz Cotton, Inc., the Company recorded one-time charges of approximately $1.4 million during fiscal 1996 for transaction costs. These costs primarily include expenses for professional fees related to the acquisitions as well as legal costs incurred in connection with the U. S. Department of Justice's review of the Sure Grow transaction and are presented as "Unusual Charges Related to Acquisitions" on the accompanying Consolidated Statements of Income.

INTEREST EXPENSE

     Interest expense increased 20.0% to $2.4 million in 1996 from $2.0 million in 1995 due primarily to higher average outstanding borrowings. In 1995 interest expense increased 42.9% to $2.0 million compared to $1.4 million in 1994. This increase was due primarily to higher average outstanding borrowings and higher interest rates. Interest expense decreased 33.3% to $1.4 million in 1994 from $2.1 million in 1993. The 1994 decrease resulted from lower average outstanding borrowings throughout the year until May, when D&PL acquired Paymaster, partially offset by slightly higher interest rates experienced in the latter portion of the year.

OTHER

     In 1996, other income was comprised primarily of gains on sales of fixed assets and accounts payable discounts received for early payments. In 1995, the Company established additional reserves of approximately $2.7 million for its remaining corn and sorghum inventories. Also, the Company sold certain corn and sorghum assets and recognized a gain of approximately $1.6 million. In addition, the Company received an insurance settlement of approximately $1.1 million associated with an ice storm in 1994.

NET INCOME AND EARNINGS PER SHARE

     Net income applicable to common shares increased by 39.4% in 1996 to $15.2 million from $10.9 million in 1995, and increased by 94.9% from 1994 net income of $7.8 million. Primary earnings per share were $0.70, $0.52, and $0.38 in 1996, 1995 and 1994, respectively. The number of shares deemed outstanding for those periods increased because of additional shares issued as a result of stock options exercised pursuant to the 1993 Stock Option Plan and additional options granted pursuant to the 1995 Long-Term Incentive Plan.

LIQUIDITY AND CAPITAL RESOURCES

     The seasonal nature of the Company's business significantly impacts cash flow and working capital requirements. The Company maintains credit facilities, uses early payments by customers and uses cash from operations to fund working capital needs. For more than 15 years D&PL has borrowed on a short-term basis to meet seasonal working capital needs.

     D&PL purchases seed from contract growers in its first and second fiscal quarters. Seed conditioning, treating and packaging commence late in the first fiscal quarter and continue through the third fiscal quarter. Seasonal borrowings normally commence in the first fiscal quarter and peak in the third fiscal quarter. Loan repayments normally begin in the middle of the third fiscal quarter and are typically completed early in the fourth fiscal quarter. D&PL also offers distributors, dealers and farmers financial incentives to make early payments. In fiscal 1996, D&PL received approximately $6.5 million in early payments. To the extent D&PL attracts early payments from customers, bank borrowings under the credit facility are reduced.

     In November 1995, the Company and a financial institution entered into a new loan agreement that replaced the existing facility. The new agreement (as did the agreement it replaced) provided a base commitment of $15.0 million and a seasonal commitment of $35.0 million. In March 1996, the bank approved an additional seasonal facility of $15.0 million. In June 1996, the base commitment was increased to $30.0 million and the seasonal commitment was reduced to $20.0 million to accommodate the anticipated changes in borrowings related to the acquisition of Sure Grow. No changes were made to the additional seasonal facility. The base commitment is a long-term loan that may be borrowed upon at any time and is due January 1, 1999. Both the seasonal commitment and the additional seasonal commitment are working capital loans that may be drawn upon from September 1 through June 30 of each fiscal year and expire January 1, 1999. Commencing in January 1997 and in each January thereafter, the facilities are renewable for another three year term. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility and/or commitment fees and to comply with certain financial covenants. See Note 4 of the Notes to Consolidated Financial Statements.

     Capital expenditures were $16.0 million, $10.7 million and $3.7 million in fiscal 1996, 1995 and 1994, respectively. The 1996 and 1994 expenditures exclude acquisitions which aggregated $2.2 million and $14.3 million, respectively. The increases were the result of the Company continuing to facilitate growth in its traditional and transgenic seed products. This investment strategy included the commencement in 1995 of a special $13.0 million upgrade of D&PL's bulk seed stabilization, storage, handling and processing facilities at three of its cottonseed plants. In addition, a cottonseed processing plant acquired in the Paymaster acquisition has been technologically upgraded. Further projects are planned for 1997 including a new fully integrated computer system, a new international and administrative office building and further expansion of facilities in Australia and South Africa. Management believes that capital expenditures will approximate $13.0 to $15.0 million in 1997, excluding expected capital expenditures for foreign joint ventures which will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary.

     Cash provided from operations, early payments from customers and borrowings under the loan agreement should be sufficient to meet the Company's 1997 working capital needs.

RISKS AND UNCERTAINTIES

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business products, technical developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:

     Domestic demand for D&PL's seed will continue to be affected by programs of various governments, by U.S. government export enhancement programs and, most importantly, by weather. Demand for seed is also influenced by commodity prices and the demand for a crop's end-uses such as textiles, animal feed, food and raw materials for industrial use. These factors, along with weather, influence the cost and availability of seed for subsequent seasons. Weather impacts crop yields, commodity prices and the planting decisions that farmers make regarding both original planting commitments and, when necessary, replanting levels.

     Further growth in profitability will depend on weather conditions, government policies in all countries where the Company sells products, commodity prices, the Company's ability to successfully open new international markets, the Company's ability to successfully develop the Texas High Plains market, D&PL's technology partners' ability to obtain timely government approval for additional biotechnology products on which they and the Company are working and the Company's ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to capitalize on these projects may affect future profitability. Due to the varying levels of agricultural and social development of the international markets in which D&PL operates and because of factors within the particular international markets targeted by the Company, international profitability and growth may take longer and be less stable than domestic profitability has been in the past.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                        INDEX

Financial Statements                                                   Page(s)

The following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

Report of Independent Public Accountants......................................20

Consolidated Statements of Income - for each of the three years in the period ended August 31, 1996.................................................21

Consolidated Balance Sheets - August 31, 1995 and 1996........................22


Consolidated Statements of Cash Flows - for each of the three years in the period ended August 31, 1996.................................................23


Consolidated Statements of Stockholders' Equity - for each of the three years in the period ended August 31, 1996........................................ .24


Notes to Consolidated Financial Statements....................................25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO DELTA AND PINE LAND COMPANY:

     We have audited the accompanying consolidated balance sheets of DELTA AND PINE LAND COMPANY (a Delaware corporation) and subsidiaries as of August 31, 1995 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta and Pine Land Company and subsidiaries as of August 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.



Arthur Andersen LLP

Memphis, Tennessee,
October 11, 1996

MANAGEMENT'S REPORT:

     The Company is responsible for preparing the financial statements and related information appearing in this report. Management believes that the financial statements present fairly the Company's financial position, its results of operations and its cash flows in conformity with generally accepted accounting principles. In preparing its financial statements, the Company is required to include amounts based on estimates and judgments that it believes are reasonable under the circumstances.

     The Company maintains accounting and other systems designed to provide reasonable assurance that financial records are reliable for purposes of preparing financial statements and that assets are properly accounted for and safeguarded. Compliance with these systems and controls is reviewed by executive management and the accounting staff. Limitations exist in any internal control system, recognizing that the system's cost should not exceed the benefits derived.

     The Board of Directors pursues its responsibility for the Company's financial statements through its Audit Committee, which is composed solely of directors who are not Company officers or employees. The Audit Committee meets from time-to-time with the independent public accountants and management. The independent public accountants have direct access to the Audit Committee, with and without the presence of management representatives.

CONSOLIDATED STATEMENTS OF INCOME
                                                                           (In thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------

                                                                    As Restated
                                                              ----------------------
FOR THE YEARS ENDED AUGUST 31,                                1994               1995               1996
-------------------------------------------------------------------------------------------------------------------

NET SALES AND LICENSING FEES                                $80,602            $98,950            $153,271
COST OF SALES                                                48,135             55,946              97,477

-------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                 32,467             43,004              55,794
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Research and development                                    5,496              6,631               9,794
  Selling                                                     5,819              7,611               9,435
  General and administrative                                  8,152              9,602               9,383
  Unusual charges related to acquisitions                       -                  -                 1,418

-------------------------------------------------------------------------------------------------------------------
                                                             19,467             23,844              30,030
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                             13,000             19,160              25,764
INTEREST EXPENSE, net                                        (1,366)            (2,038)             (2,418)
OTHER                                                           552                539                 383
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                   12,186             17,661              23,729
PROVISION FOR INCOME TAXES                                   (4,359)            (6,726)             (8,453)

-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                    7,827              10,935             15,276
DIVIDENDS ON PREFERRED STOCK                                   -                   -                   (39)
-------------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON SHARES                       $7,827             $10,935            $15,237

-------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE - PRIMARY                              $  0.38             $    0.52        $    0.70
-------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS   - PRIMARY                  20,849            21,116             21,708
-------------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE - FULLY DILUTED                        $   0.38           $   0.52          $    0.69
-------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN PER SHARE CALCULATIONS - FULLY DILUTED           20,849             21,144             22,086
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.


CONSOLIDATED BALANCE SHEETS AS OF AUGUST 31,
-------------------------------------------------------------------------------------------------------------------

                                                                              (In thousands, except share amounts)
-------------------------------------------------------------------------------------------------------------------
                                                                                  As Restated
ASSETS                                                                               1995                   1996
-------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS:
  Cash and cash equivalents                                                     $  8,192               $     560
  Receivables, net of allowance of $219 and $379                                   5,252                  66,650
  Inventories                                                                     20,168                  41,460
  Prepaid expenses                                                                 1,159                   1,363
  Deferred income taxes                                                            1,525                   1,907

-------------------------------------------------------------------------------------------------------------------
       Total current assets                                                       36,296                 111,940
-------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, net                                                41,091                  55,058

NOTES RECEIVABLE FROM EMPLOYEES                                                      833                     629
EXCESS OF COST OVER NET ASSETS OF
    BUSINESSES ACQUIRED, net of accumulated amortization of $47 and $149           1,463                   4,950
INTANGIBLES, net of accumulated amortization of $438 and $576                      3,236                   3,214
OTHER ASSETS                                                                       4,623                   3,869
-------------------------------------------------------------------------------------------------------------------

                                                                                 $87,542                $179,660

-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
  Notes payable                                                               $    650                  $  2,595
  Accounts payable                                                               6,142                    14,954
  Accrued expenses                                                              11,746                    55,079
  Income taxes payable                                                           6,157                     3,338

-------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                24,695                    75,966
-------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                  12,814                    31,465
DEFERRED INCOME TAXES                                                            2,173                     2,888
COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)
STOCKHOLDERS' EQUITY:
  Preferred  stock,  par value  $0.10 per share;  2,000,000  shares  authorized:
      Series A Junior Participating Preferred, par value $0.10 per share;
      241,787 shares authorized; no shares issued or outstanding                       -                      -
      Series M Convertible Non-Voting Preferred, par value $0.10 per share;
      600,000 shares authorized; 450,000 shares  issued and outstanding                -                     45
  Common stock, par value $0.10 per share; 50,000,000 shares
      authorized; 20,855,655 and 21,129,630 shares issued and outstanding         2,086                   2,113
  Capital in excess of par value                                                 12,626                  22,424
  Retained earnings                                                              32,751                  45,004
  Cumulative foreign currency translation adjustments                               397                    (245)
-------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                47,860                  69,341
-------------------------------------------------------------------------------------------------------------------
                                                                                $87,542                $179,660
-------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these balance sheets.


CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------

                                                                                    (In thousands)
--------------------------------------------------------------------------------------------------

                                                                   As Restated
--------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED AUGUST 31,                                   1994        1995           1996
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $  7,827      $ 10,935     $ 15,276
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                            2,544         3,150          4,026
        Loss on disposition of business unit, net                   -          1,183            -
        (Decrease) increase in deferred income taxes               (70)          103           (220)
        Decrease (increase) in notes receivable                     55           105            (61)
        Changes in current assets and liabilities:
         Receivables                                             3,467        (1,846)       (62,161)
         Inventories                                            (4,378)       (2,391)       (20,984)
         Prepaid expenses                                         (374)           34           (207)
         Accounts payable                                        1,317           413          6,828
         Accrued expenses                                       (2,037)        3,103         43,675
         Income taxes payable                                    1,187         2,143         (3,283)
        (Increase) decrease in intangible and other assets       (263)            -             382
        Other, net                                               (576)            -              -

------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities     8,699        16,932        (16,729)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                          (3,701)      (10,674)       (15,960)
   Proceeds from the sale of property and equipment                199         1,460             44
   Acquisitions of businesses                                  (14,298)           -          (1,035)
   (Purchase) sale of investments                                 (221)          (555)          563
   Other, net                                                     (129)           140            -

------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                 (18,150)        (9,629)      (16,388)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                  (11,250)      (24,025)    (30,133)
   Payments of long-term debt                                    (3,795)       (3,854)    (11,300)
   Dividends paid                                                (1,544)       (1,544)     (2,332)
   Proceeds from long-term debt                                  15,089         3,575      32,433
   Proceeds from short-term debt                                 11,250        24,025      32,190
   Proceeds from exercise of stock options
     and tax benefit of stock option exercises                     -               55       4,984
   Other, net                                                        10           205           -
------------------------------------------------------------------------------------------------------
         Net cash  provided by (used in) financing activities     9,760         (1,563)     25,842
------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               309          5,740       (7,275)
CASH AND CASH EQUIVALENTS, beginning of year                     2,143          2,452        8,192
NET DECREASE IN CASH IN TRANSITION PERIOD (Notes 1 and 12)        -               -           (357)
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                         $ 2,452      $   8,192      $   560

-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest                  $ 1,500      $   1,900     $  2,400
   Income taxes paid                                           $ 3,200      $   3,900     $  9,400
-------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED AUGUST 31, 1994, 1995 AND 1996
-----------------------------------------------------------------------------------------------------------------
                                                                                 (In thousands, except share data)
-----------------------------------------------------------------------------------------------------------------

                                                                                                       Cumulative
                                                                                                          Foreign
                                                                       Capital in                        Currency
                                          Preferred      Common         Excess of        Retained     Translation
                                            Stock          Stock        Par Value        Earnings     Adjustments

------------------------------------------------------------------------------------------------------------------

Balance at August 31, 1993 (As Restated)$      -      $   2,085       $   12,571        $  17,077  $     (140)
Cash dividends, $0.08 per share                -            -                -            (1,544)         -
Net income                                     -            -                -             7,827          -
Foreign currency translation adjustment        -            -                -               -           148
-------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1994 (As Restated)       -          2,085           12,571           23,360          8
Cash dividends, $0.08 per share                -            -                -             (1,544)        -
Net income                                     -            -                -             10,935         -
Exercise of stock options and tax benefit
     of stock option exercises                 -              1               55              -           -
Foreign currency translation adjustment        -            -                -                -           389
-------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1995 (As Restated)       -           2,086          12,626           32,751         397
Cash dividends, $0.11 per share                -            -                -             (2,332)        -
Net income                                     -            -                -             15,276         -
Exercise of stock options and tax benefit
     of stock option exercises                 -            27             4,957             -            -
Series M Convertible preferred stock issuance 45            -              4,841             -            -
Net loss applicable to transition
     period (Notes 1 and 12)                   -            -               -                (691)        -
Foreign currency translation adjustment        -            -               -                -           (642)
-------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1996                $   45         $ 2,113        $ 22,424         $ 45,004     $  (245)
-------------------------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these statements.


--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Delta and Pine Land Company and subsidiaries (the "Company") breed, produce, condition and market cotton and soybean planting seed. In connection with its seed operations, the Company farms approximately 2,000 acres, largely for the production of cotton and soybean foundation seed. That land is leased from a former stockholder on terms and at rates that management believes to be prevailing.

     The Company has annual agreements with various growers to produce seed for cotton and soybeans. The growers plant seed purchased from the Company and follow quality assurance procedures required for seed production. If the grower adheres to established Company quality assurance standards throughout the growing season and if the seed meets Company quality standards upon harvest, the Company is obligated to purchase specified minimum quantities of seed at prices equal to the commodity market price of the seed, plus a grower premium. The Company then conditions the seed for sale as planting seed.

Basis of Presentation

     The accompanying financial statements include the accounts of Delta and Pine Land Company and its subsidiaries. The reported results for 1994 and 1995 (as restated) and 1996 include the results of operations of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. (the "Sure Grow Companies" or "Sure Grow"), with which the Company merged in May 1996 in a pooling-of-interests transaction. The acquired companies were on a fiscal year ending June 30. As of August 31, 1996, the fiscal year end of the acquired companies was changed to August 31. The net loss in the two-month transition period from July 1, 1996 to August 31, 1996 is shown as a single line in the Consolidated Statements of Stockholders' Equity. Significant intercompany accounts and transactions have been eliminated in consolidation.

     In connection with the acquisition of the Sure Grow Companies and Hartz Cotton, Inc., (See Note 12), the Company recorded anticipated nonrecurring charges of approximately $1.4 million for transaction costs. These costs primarily include professional fees (including costs related to the U.S. Department of Justice review of the Sure Grow acquisition) and are presented as "Unusual Charges Related to Acquisitions" on the accompanying Consolidated Statements of Income.

Cash Equivalents

Cash equivalents include overnight repurchase agreements and other short-term investments having an original maturity of less than three months.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Accelerated methods are used for income tax purposes. The estimated useful lives of the various classes of property, in years, are as follows:

     Land improvements                        5-20
     Buildings and improvements              10-35
     Machinery and equipment                  3-15
       Germplasm, breeder and
        foundation seed                      10-40

-------------------------------------------------------------------------------
The germplasm, breeder and foundation seed was purchased as part of the Paymaster and Hartz acquisitions and includes amounts for specifically identified varieties and for breeding stocks. The amounts associated with specific varieties are amortized over the expected commercial life of those varieties. Breeding stocks are amortized over 40 years.
-------------------------------------------------------------------------------

Intangible Assets and Deferred Charges

     Intangible assets consist of trademarks, patents and other intangible assets and are being amortized using the straight-line method over 5 to 40 years. Excess of cost over net assets of businesses acquired are being amortized using the straight-line method over 40 years. Organization costs for foreign ventures are deferred and are amortized over five years.

Foreign Currency Translation

     Financial statements of foreign operations where the local currency is the functional currency are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations. Financial statements of foreign entities in highly-inflationary economies are translated as though the functional currency is United States currency. Translation adjustments are reported as a separate component of stockholders' equity. Gains and losses from foreign transactions are included in earnings.

Income Taxes

     The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws.

Fair Value of  Financial Instruments

The fair value of the Company's financial instruments at August 31, 1996 approximates their carrying value.

Revenue Recognition

     Domestic revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped. International revenues are recognized upon the later of either when the seed is shipped or when letters of credit are cleared. Revenues from farm operations are recognized at the time crops are harvested and sold. Costs incurred in producing crops are included as inventory until these two events occur. Revenues from commercialization agreements and royalties are recognized when earned and are included in net sales and royalties. Revenues from Bollgard licensing fees (net of estimated distributor and dealer commissions) are recognized based on the number of acres estimated to be planted with such seed when such seed is shipped and are recorded as net sales. Payments due to licensors of technology are recorded as cost of sales.

Research and Development

All research and development costs incurred to breed and produce experimental seed are expensed. Costs incurred to produce sufficient quantities of planting seed needed for commercialization are carried as inventory until such seed is sold. Cotton lint and other by-products of transgenic seed production are also carried as inventory until sold.

Reclassifications

Certain 1994 and 1995 balances have been reclassified to conform to the 1996 presentation.

Use of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Implementation of Financial Accounting Standards

SFAS No. 116, "Accounting for Contributions Received and Contributions Made," is effective for fiscal years beginning after December 15, 1994. Although the Company periodically makes contributions to universities and other non-profit organizations, the Company's consolidated financial statements are not significantly affected by this statement.


SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" was issued, effective for fiscal years beginning after December 15, 1995. The Company currently has no impaired assets and, therefore, was not affected by this statement.

SFAS No. 123, "Accounting for Stock-Based Compensation", was issued effective for fiscal years beginning December 15, 1995. Under this standard, companies may continue to use the intrinsic value methodology prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", or may apply a fair value methodology used in SFAS No. 123. The Company anticipates continuing to account for stock-based compensation using the intrinsic method, therefore, SFAS No. 123 will not have an impact on the Company's reported results of operations or financial position. The Company plans to adopt the disclosure requirements of SFAS No. 123 effective in fiscal 1997.

2.   INVENTORIES

Inventories at August 31, consisted of the following:
                       (As Restated)
                            1995                      1996

  Finished goods        $17,534,000                $28,634,000
  Raw materials           3,975,000                 13,367,000
  Growing crops             731,000                    579,000
  Supplies                  750,000                    814,000

                         22,990,000                 43,394,000
  Less reserves          (2,822,000)                (1,934,000)

                         $20,168,000               $41,460,000


Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops and supplies are recorded at cost.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at August 31, consisted of the following:

                                              (As Restated)
                                                  1995                1996
--------------------------------------------------------------------------------

  Land and improvements                      $    3,349,000      $   3,881,000
  Buildings and improvements                     16,943,000         24,877,000
  Machinery and equipment                        23,056,000         31,409,000
  Germplasm, breeder and foundation seed          8,000,000          9,500,000
  Construction in progress                        6,494,000          5,840,000
--------------------------------------------------------------------------------
                                                 57,842,000         75,507,000
  Less accumulated depreciation                 (16,751,000)       (20,449,000)
--------------------------------------------------------------------------------
                                               $ 41,091,000       $ 55,058,000

4.   NOTES PAYABLE AND LONG-TERM DEBT

     In October 1994, the Company renewed its loan agreement with a bank to provide a base commitment of $15.0 million and a seasonal commitment of $35.0 million, both expiring in 1997. The base commitment was a long-term loan that could be borrowed upon at any time. The seasonal commitment could be drawn upon from September through June of each fiscal year. Each of the two facilities permitted the Company to select between fixed and variable interest rate options, to specify what portion of each loan was covered by a specific interest rate option and the applicable funding period for which the interest rate option was to apply. In 1995, the Company and the bank negotiated new terms which reduced the interest rates charged. The combined average interest rates paid were 5.0% and 7.0% in 1994 and 1995, respectively. The Company paid a commitment fee of 1/5 of 1% per annum on the unused portion of the seasonal commitment and a commitment fee of 1/4 of 1% per annum on the unused portion of the base commitment.

     In November 1995, the Company and another financial institution entered into a new loan agreement that replaced the existing facility. The new agreement provided a base commitment of $15.0 million and a seasonal commitment of $35.0 million. In March 1996, the bank approved an additional seasonal facility of $15.0 million. In June 1996, the base commitment was increased to $30.0 million and the seasonal commitment was reduced to $20.0 million to accommodate the anticipated changes in borrowings related to the acquisition of Sure Grow. No changes were made to the additional seasonal facility. The base commitment is a long-term loan that may be borrowed upon at any time and is due January 1, 1999. Both the seasonal commitment and the additional seasonal commitment are working capital loans that may be drawn upon from September 1 through June 30 of each fiscal year and expire January 1, 1999. Commencing in January 1997 and in each January thereafter, the facilities are renewable for another three year term. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility and/or commitment fees and to comply with certain financial covenants. The combined average interest rate for 1996 was 6.5%.

     The financial covenants under the new loan agreement require the Company to: (a) maintain minimum tangible net worth in an amount not less than $20.0 million increased by 50% of net income each fiscal year; (b) not allow the ratio of total liabilities to tangible net worth to exceed 1.5 to 1; and (c) maintain a cash flow coverage ratio of at least 2 to 1. At August 31, 1996, the Company's ratio of total liabilities to tangible net worth was 1.9 to 1.0, which exceeds the permitted ratio. The bank waived compliance with this covenant.

5.   ACCRUED EXPENSES

Accrued expenses at August 31, consisted of the following:
                                     (As Restated)
                                         1995                   1996
---------------------------------------------------------------------------

   Sales returns and allowances        $5,464,000           $5,650,000
   Payroll                              2,073,000            2,004,000
   Bollgard licensing expenses          -                   43,403,000
   Other accrued expenses               4,209,000            4,022,000
---------------------------------------------------------------------------

                                      $11,746,000          $55,079,000


6.   INCOME TAXES

The provisions for income taxes for the years ended August 31, consisted of the following:
                           (As Restated)
                    ----------------------------
                      1994                 1995                  1996
--------------------------------------------------------------------------------

  Current-
    Federal         $3,845,000          $5,734,000             $7,520,000
    State              593,000             889,000              1,153,000
  Deferred             (79,000)            103,000               (220,000)
                    $4,359,000           $6,726,000            $8,453,000


The  differences  between  the  statutory  Federal  income tax rate and the
effective rate are as follows:               (As Restated)
                                          --------------------
                                           1994          1995        1996
--------------------------------------------------------------------------------

  Statutory rate                          34.2%         34.4%        35.0%
  Increases in tax resulting from:
    State taxes, net of federal
    tax benefit                            3.1            3.1         3.1
  Other                                   (1.5)           0.6        (2.5)
--------------------------------------------------------------------------------
  Effective rate                          35.8%          38.1%       35.6%

The components of deferred income taxes at August 31, are as follows:

 Deferred tax assets:                      As Restated)
                                          ------------
                                              1995                  1996
                                           ----------            -----------
   Inventory                               $ 1,090,000          $  1,293,000
   Charitable contributions                        -                 769,000
   Compensation                                210,000               278,000
   Self-insurance and other reserves           289,000               324,000
   Other                                       174,000               126,000
                                            ------------        ------------
                                             1,763,000             2,790,000
                                            -----------          -----------

 Deferred tax liabilities:

   Property                                 (1,511,000)          (2,679,000)
   Pension                                    (445,000)            (280,000)
   Other                                      (455,000)            (812,000)
                                             ----------          -----------
                                            (2,411,000)          (3,771,000)
                                            ------------         -----------
   Net deferred income taxes               $  (648,000)         $  (981,000)
                                            ============         ============

7.   LEASES

     The Company leases real estate and machinery and equipment used in its operations. Substantially all rent expense is recorded as cost of sales. The Company has no capital leases. Future minimum rental payments after 1996 under operating leases with initial or remaining noncancellable terms in excess of one year are as follows:

                1997      $  440,000
                1998      $  173,000
                1999      $  134,000
                2000      $  104,000
                2001      $   91,000

The Company annually leases farmland and related facilities from a former stockholder (See Note 1). Rent expense for the years ended August 31, consisted of the following:



                                           1994         1995          1996
--------------------------------------------------------------------------------

  Rent paid to former stockholder      $  293,000     $ 258,000   $   281,000
  Other rents                           1,269,000     1,030,000     1,101,000
--------------------------------------------------------------------------------
                                       $1,562,000    $1,288,000    $1,382,000
--------------------------------------------------------------------------------



8. EMPLOYEE BENEFIT PLANS

Defined Benefit Plan -

     Substantially all full-time employees are covered by a noncontributory defined benefit plan (the "Plan"). Benefits are paid to employees, or their beneficiaries, upon retirement, death or disability based on their final average compensation over the highest consecutive five years. Plan assets consist primarily of U.S. government securities and common stock. The Company's funding policy is to make contributions to the Plan that are at least equal to the minimum amounts required to be funded in accordance with the provisions of ERISA.

     Effective January 15, 1992, the Company adopted a Supplemental Executive Retirement Plan (the "SERP"), which will pay supplemental pension benefits to certain employees whose benefits from the Plan were decreased as a result of certain changes made to the Plan. The benefits from the SERP will be paid in addition to any benefits the participants may receive under the Plan and will be paid from Company assets, not Plan assets. The annual cost of the SERP for each of 1994, 1995 and 1996 approximated $100,000. In May, 1995, the Company funded $250,000 to an irrevocable trust established to make payments to the participants. The SERP's unfunded accumulated benefit obligation at June 30, 1995 and 1996 was $119,000 and $216,000, respectively.

The measurement of Plan and SERP assets and obligations was performed as of June
30. The following sets forth the Plan's and SERP's funded status and amounts recognized in the Company's financial statements as of August 31:

                                                       1995             1996
--------------------------------------------------------------------------------
  Actuarial present value of accumulated
    benefit obligation,including vested
    benefits of $4,927,000 in 1995 and
    $5,714,000 in 1996                                $5,042,000    $5,847,000
--------------------------------------------------------------------------------
  Plan assets at fair value                           $6,161,000    $7,237,000
  Projected benefit obligations for
  service rendered to date                            (5,407,000)   (6,239,000)
--------------------------------------------------------------------------------
  Plan assets in excess of projected
    benefit obligation                                   754,000       998,000
  Unrecognized prior service cost                         68,000        65,000
  Unrecognized net gain                                 (243,000)     (900,000)
  Unrecognized net obligation                            792,000       673,000
--------------------------------------------------------------------------------
  Prepaid pension expense                             $1,371,000    $  836,000
--------------------------------------------------------------------------------


Net periodic pension expense and Company contributions for the years ended August 31, were as follows:

                                            1994         1995           1996
--------------------------------------------------------------------------------
 Service cost                            $ 317,000     $ 345,000     $  462,000
 Interest cost on projected benefit
   obligation                              283,000       344,000        401,000
 Actual return on assets                  (177,000)   (1,032,000)    (1,064,000)
 Amortization of transitional obligation   119,000       119,000        119,000
 Net unrecognized loss (gain) and
   amortization                           (286,000)      566,000        511,000
--------------------------------------------------------------------------------
 Net periodic pension expense            $ 256,000     $ 342,000     $  429,000
--------------------------------------------------------------------------------
 Company contributions                   $ 279,000     $    -        $    -
--------------------------------------------------------------------------------


The actuarial present value of the projected benefit obligation was determined using a weighted-average interest rate of 7% in 1995 and 7.5% in 1996, with assumed salary increases of 4% in 1995 and 1996. The expected long-term rate of return on assets was 9% in both 1995 and 1996. Prior service cost is amortized over 15 years.

Defined Contribution Plan -

D&PL sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees of the Company. The Company, at its option, may elect to make matching contributions to the Plan. No matching contributions were made in 1994, 1995 or 1996.

9. MAJOR CUSTOMERS, EXPORT SALES AND FOREIGN OPERATIONS

In fiscal 1994, 1995, and 1996 sales to two customers comprised more than 10% of total sales. The approximate amount of annual sales to each of the two customers were as follows:
                               (As Restated)
                         --------------------------
 Customer                  1994                1995             1996
-------------------------------------------------------------------------------
      A                $12,700,000          $14,700,000     $22,400,000
      B                  8,500,000           10,500,000      16,200,000


International sales (including export sales) approximated $2,900,000, $7,100,000 and $12,600,00 in 1994, 1995 and 1996, respectively. Sales and operating income attributable to the Company's subsidiaries in Mexico and Australia were not material.

10.  RELATED PARTY TRANSACTIONS

A partner of a law firm that represents the Company is also a stockholder and serves as corporate secretary. The Company paid legal fees to that firm of approximately $350,000, $300,000 and $575,000 in 1994, 1995 and 1996,
respectively.

During 1994, 1995 and 1996, a director of the Company provided consulting services associated with the development and negotiation on behalf of the Company of certain international joint ventures. Such fees approximated $100,000, $10,000 and $6,000 in 1994, 1995 and 1996, respectively.

In 1993,  D&PL  loaned  certain  officers  and  employees  $170,000  to exercise
Southwide, Inc., (D&PL's now liquidated parent) stock options. These notes receivable bore interest at prime, were due in June 1996 and were collateralized by the D&PL common stock received by the optionee in the liquidation of Southwide, Inc. At August 31, 1996, these notes receivable had been paid in full.

11.  COMMITMENTS AND CONTINGENCIES

     The Company, Monsanto and other third parties were named as defendants in two lawsuits filed in Texas in August, 1996. A third lawsuit was filed in October 1996 in Louisiana. Two of these suits request that they be certified as a class action. The plaintiffs allege, among other things, that D&PL's NuCOTN varieties, which contain Monsanto's Bollgard gene, did not perform as these farmers has anticipated and, in particular, did not fully protect their cotton crops from certain lepidopteran insects. Pursuant to the terms of the Agreement between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims since vendee claims for failure of the Bollgard gene are subject to a duty of defense by Monsanto and prorata indemnification under the Agreement. Under the applicable indemnity provisions, defense costs and any liability to the plaintiffs related to claims covered by the Agreement will be apportioned 71% to Monsanto and 29% to D&PL. Some of the claims made in this litigation concerning the quality of seed and seed coat treatments, not involving failure of performance of the Bollgard gene or representations with respect thereof, may not be within the scope of Monsanto's indemnity obligation. The Company would be required to bear any damages relating to product defects, if any, not involving a failure of the Bollgard gene to provide insect resistance. D&PL intends to cooperate with Monsanto in its anticipated vigorous defense of these claims. D&PL believes that these claims will be resolved without any material impact on the Company's financial statements.

     In October 1996, Mycogen and Agrigenetics, Inc. filed a lawsuit naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's recently issued patents have been infringed by the defendants by selling seed that contains the Bollgard gene. Pursuant to the terms of the Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims. D&PL believes that the resolution of the matter will not have a material impact on the Company or its financial statements.

     A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $900,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have a material impact on the Company or its financial statements. The Company continues to offer seed for sale in Guatemala.

     The Company is involved in various other claims arising in the normal course of business. Management believes such matters are without merit and will be resolved without any material effect on the Company's financial position or its results of operations.

     On July 18, 1996, the United States Department of Justice, Antitrust Division ("USDOJ"), served a Civil Investigative Demand ("CID") on D&PL seeking information and documents in connection with its investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. The CID states that the USDOJ is investigating whether this transaction may have violated the provisions of
Section 7 of the Clayton Act, 15 USC Section 18. D&PL is currently engaged in responding to the CID and is committed to full cooperation with the USDOJ. At the present time, the ultimate outcome of the investigation cannot be predicted.

     The Company has noncancellable contracts outstanding for various capital improvement projects which will be completed in 1997. At August 31, 1996, amounts to be paid under such contracts approximates $5,100,000.

12.  MERGERS AND ACQUISITIONS

     In February, 1996, the Company acquired Hartz Cotton, Inc. from Monsanto, which included cotton planting seed inventories, germplasm, breeding stocks, trademarks, trade names and other assets, for approximately $6.0 million. The consideration consisted primarily of 450,000 shares of the Company's Series M Convertible Non-Voting Preferred Stock. Pro forma financial data is not presented because the impact of this acquisition (accounted for as a purchase) was not material to the Company's results of operations for any period presented.

     The Company merged with the Sure Grow Companies in May 1996 in a pooling-of-interests transaction valued at approximately $70.0 million. D&PL exchanged approximately 1.5 million unregistered shares of its common stock for all outstanding shares of the Sure Grow Companies. The acquired companies were on a fiscal year ending June 30. As of August 31, 1996, the fiscal year ends of the acquired companies were changed to August 31. The following summarizes income statement data of the Sure Grow Companies for the period beginning July 1, 1996 and ending August 31, 1996:

          Sales                                   $    574,000
          Cost of sales                             (1,043,000)
          Operating expenses                          (207,000)
          Other                                        (15,000)
                                                 --------------
          Net loss                                 $  (691,000)
                                                   ============

     The combined net loss of $ (691,000) in the transition period is included as a separate item in the accompanying Consolidated Statements of Stockholders' Equity. The net change in cash during the transition period was a decrease of $ 357,000 and this amount is included as a single item in the accompanying Consolidated Statements of Cash Flows.

13.  STOCKHOLDERS' EQUITY

Preferred Stock

     The Board of Directors of the Company is authorized, subject to certain limitations prescribed by law, without further stockholder approval, to issue up to an aggregate of 2,000,000 shares of Preferred Stock, in one or more series, and to determine or alter the designations, preferences, rights and any qualifications, limitations or restrictions on the shares of each such series thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series.

     In August, 1996, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one preferred stock purchase right ("right") for each outstanding share of the Company's Common Stock. Similar rights have been, and generally will be, issued in respect of Common Stock subsequently issued. Each right becomes exercisable, upon the occurrence of certain events, for one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.10 par value, at a purchase price of $175 per one one-hundredth of a Preferred Share, subject to adjustment. In the event that the Company is acquired in a merger or other business combination transaction not approved by the Board of Directors, each holder of a right shall have the right to receive that number of shares of common stock of the surviving company which would have a market value of two times the exercise price of the right. Under the Stockholder Rights Plan, 241,787 shares of Series A Junior Participating Preferred Stock have been reserved. The rights currently are not exercisable and will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding shares of Common Stock. The rights, which expire on August 30, 2006, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per right.

     The Company issued 450,000 shares (after effect of stock split) of Series M Convertible Non-voting Preferred Stock in February, 1996, as consideration for the purchase of Hartz Cotton, Inc. from Monsanto. The holders of Series M Preferred Stock are entitled to receive dividends at the same rate per share as is paid from time to time on each share of the Common Stock of the Company, and no more, when and as declared by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series M Preferred Stock shall be entitled to receive, prior to and in preference to any distribution to holders of Common Stock or any other class of security of the Company, $24.775 per share of Series M Preferred Stock. The Series M Preferred Stock is convertible beginning upon the seventh anniversary of the date on which the Series M Preferred Stock was issued or the occurrence of other specified events, whichever occurs first.

Stock Option Plans

     In April, 1993, the Board of Directors and stockholders approved the 1993 Stock Option Plan. Options to purchase up to 1,440,000 shares (after effect of stock splits) of Common Stock were authorized at an option price not less than the market price on the date of grant.

     On October 17, 1995, the Company's Board of Directors adopted the 1995 Long-Term Incentive Plan (the "Incentive Plan") pursuant to which stock options, stock appreciation rights, restricted shares of Common Stock and performance units may be awarded to officers, key employees and directors. Under the Incentive Plan, 1,440,000 shares of Common Stock of the Company are available for grant. Shares subject to options and awards which expire unexercised are available for new option grants and awards. The Company's stockholders ratified the adoption of the Incentive Plan at the 1996 annual meeting. Future members of the Board of Directors receive automatic grants upon being named to the Board. Such options are exercisable ratably over five years commencing after one year from the date of grant.

Stock Options                     Number of Shares               Price Range
--------------------------------------------------------------------------------

Outstanding at August 31, 1993              -                              -
Granted                             1,155,000(a)               8 5/16 - 8 13/16
Exercised                                   -                             -
Lapsed or canceled                          -                             -
--------------------------------------------------------------------------------

Outstanding at August 31, 1994        1,155,000                8 5/16 - 8 13/16
Granted                                     -                              -
Exercised                                (6,600)               8 5/16 - 8 13/16
Lapsed or canceled                          -                              -
--------------------------------------------------------------------------------

Outstanding at August 31, 1995        1,148,400                8 5/16 - 8 13/16
Granted                                 427,499                    19 - 28 1/16
Exercised                              (274,350)               8 5/16 - 8 13/16
Lapsed or canceled                      (20,600)                   8 5/16 - 19
--------------------------------------------------------------------------------

Outstanding at August 31, 1996        1,280,949                8 5/16 - 28 1/16
--------------------------------------------------------------------------------

(a) Includes options for 180,000 shares (after effect of stock splits) granted to the members of the Board of Directors in June 1994 subject to final stockholder approval at the 1995 Annual Meeting. Prior to such grant, holders of a majority of shares approved an Amendment to the 1993 Stock Option Plan that provided for an automatic grant of options for 30,000 shares (after effect of stock splits) to each current and all future members of the Board of Directors. This Amendment was formally approved at the 1995 annual stockholders meeting.

Common Stock

     In October 1995, the Board of Directors authorized a 4 for 3 stock split effected in the form of a dividend, with no change in the par value per share, distributed on December 15, 1995 to the stockholders of record on December 1, 1995. In March 1996, the Board of Directors authorized a 3 for 2 stock split for common and preferred shares outstanding to be effected in the form of a dividend, with no change in par value per share, distributed on April 15, 1996 to stockholders of record on March 29, 1996. Both stock splits have been reflected in the accompanying financial statements.

14.  UNAUDITED QUARTERLY FINANCIAL DATA

     All of the  Company's  domestic  seed  products  are  subject  to return or credits,  which  vary  from  year to  year.  The  annual  level of  returns  and ultimately net sales and net income are influenced by various factors, principally weather conditions occurring in the spring planting season (spanning the Company's third and fourth fiscal quarters). The Company provides for estimated returns as sales are made. To the extent actual returns and actual acreage planted with seed containing the Bollgard gene differ from estimates, adjustments to the Company's operating results are recorded when such differences become known. All significant returns occur or are accounted for by fiscal year end. Generally, international sales are not subject to return. Substantially all Company sales are concentrated in the second and third fiscal quarters. As a result, the Company generally incurs losses in the first and fourth quarters. Management believes that such seasonality is common throughout the seed industry.


Summarized unaudited quarterly financial data is as follows:

                                                                                  (In thousands, except per share data)

----------------------------------------------------------------------------------------------------------------------------
 Fiscal 1994:  Three months ended                                                         (As Restated)
                                                           -----------------------------------------------------------------
                                                                  November 30       February 28       May 31      August 31
----------------------------------------------------------------------------------------------------------------------------

 Net sales and  licensing fees .................................   $  1,346           $ 32,218      $ 44,894      $   2,144

 Gross profit ..................................................        (32)            12,387        20,250           (138)
 Net income (loss) .............................................     (2,583)             4,197         9,201         (2,988)
 Net income (loss) per share-primary(1) ........................      (0.12)              0.20          0.44          (0.14)

 Weighted average number of shares
    used in quarterly per share calculations-primary(2) ........     20,849             20,849        20,849          20,849

 Net income (loss) per share-fully diluted(1) ..................      (0.12)              0.20          0.44          (0.14)

 Weighted average number of shares
    used in quarterly per share calculations-fully diluted(2)        20,849             20,849        20,849          20,849


----------------------------------------------------------------------------------------------------------------------------
 Fiscal 1995: Three months ended                                                        (As Restated)
                                                             ---------------------------------------------------------------
                                                                   November 30     February 28      May 31      August 31
----------------------------------------------------------------------------------------------------------------------------
 Net sales and licensing fees ..................................   $  2,295          $ 46,049      $ 49,189        $  1,417

 Gross profit ..................................................        544            20,249        22,182              29
 Net income (loss) .............................................     (3,370)            8,418         9,278          (3,391)
 Net income (loss) per share-primary(1) ........................      (0.16)             0.40          0.44           (0.16)

 Weighted average number of shares
    used in quarterly per share calculations-primary(2) ........     20,849            20,849        21,148          20,854

 Net income (loss) per share-fully diluted(1) ..................      (0.16)             0.40          0.44           (0.16)

 Weighted average number of shares
    used in quarterly per share calculations-fully diluted(2)        20,849            20,031        20,230          20,854


----------------------------------------------------------------------------------------------------------------------------
 Fiscal 1996: Three months ended                                          (As Restated)
                                                                 ----------------------------
                                                                   November 30    February 29      May 31        August 31
----------------------------------------------------------------------------------------------------------------------------


 Net sales and licensing fees ..................................   $  5,326        $ 63,404      $ 82,650         $   1,891
 Gross profit ..................................................        298          24,868        29,735               893
 Net income (loss) applicable to
      common shares ............................................     (3,740)         10,404         13,353           (4,780)
 Net income (loss) per share-primary(1) ........................      (0.18)           0.48          0.61             (0.23)

 Weighted average number of shares
    used in quarterly per share calculations -primary(2) .......     20,861          21,696        21,996            21,068

 Net income (loss) per share-fully diluted(1) ..................      (0.18)           0.47          0.59             (0.23)
 Weighted average number of shares used
    in quarterly per share calculations-fully diluted(2) .......     20,861          22,000        22,546            21,068


 (1)The sum of the quarterly net income (loss) per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter, whereas annual earnings per share are based on the annual weighted average shares deemed outstanding.
 (2) After adjustment for the stock splits declared in October 1995 and in March 1996 and the issuance of 1,548,483 shares related to the Sure Grow acquisition.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                                      PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.        EXECUTIVE COMPENSATION
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 29, 1996; the information responsive to the foregoing items 10 - 13 is incorporated herein by reference.


                                                       PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements - the following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

                  Report of Independent Public Accountants

                  Consolidated  Statements  of  Income - for  each of the  three years in the period ended August 31, 1996

                  Consolidated Balance Sheets - August 31, 1995 and 1996

                  Consolidated  Statements of Cash Flows - for each of the three years in the period ended August 31, 1996

                  Consolidated  Statements of Stockholders' Equity - for each of the three years in the period ended August 31, 1996

                  Notes to Consolidated Financial Statements

     (a)          2.  Financial  Statement  Schedule - the  following  financial
                  statement   schedule  of  Delta  and  Pine  Land  Company  and
                  subsidiaries are submitted in response to Part IV, Item 14:

                  Report of Independent Public Accountants....................43

                  Schedule II - Consolidated Valuation and Qualifying Accounts44


                  All other schedules have been omitted as not required, not applicable or because all the data is included in the financial statements.

     (a)    3.    Exhibits

     The exhibits to the Annual Report of the Delta and Pine Land Company filed herewith are listed on Page 45.

     (b) 4. Reports on Form 8-K

             During the fourth quarter of 1996, the Company filed the following reports on Form 8-K:

             (i)  Current  Report on Form 8-K dated May 20,  1996 (filed June 4,
             1996) reporting information required to be reported under Item 2, Acquisition or Disposition of Assets, for the Company's acquisition of the Sure Grow Companies.

             (ii) Current Report on Form 8-K/A dated May 20, 1996 (filed August 5, 1996) reporting information required to be reported under Item 7(a), Financial statements of businesses to be acquired and (b) Pro forma financial information. The report included the following financial statements of Sure Grow Companies combined:

             Accountant's Compilation Report
             Consolidated Balance Sheet - May 31, 1996
             Consolidated Statement of Income for the nine months ended May 31, 1996
             Consolidated Statement of Cash Flows for the nine months ended May 31, 1996

Independent  Auditor's Report Combined Balance Sheets - August 31, 1995 and
June 30, 1995
Combined Income Statements for the years ended August 31, 1995 and June 30, 1995 Combined Statements of Retained Earnings for the years ended August 31,
1995 and June 30, 1995.
Combined Statements of Cash for the years ended August 31, 1995 and June 30, 1995 Notes to the Financial Statements

Independent Auditor's Report
Combined Balance Sheets - August 31, 1994 and June 30, 1994
Combined Income Statements for the years ended August 31, 1994 and June 30,1994 Combined Statements of Retained Earnings for the years ended August 31, 1994 and June 30, 1994.
Combined Statements of Cash for the years ended August 31, 1994 and June 30,1994 Notes to the Financial Statements

The report included the following pro forma financial information:
   a) Delta and Pine  Land  Company  Pro  Forma  Consolidated
      Balance  Sheets  (Unaudited)  - August 31, 1995 and May 31,  1996
   b) Delta and Pine Land Company Consolidated Statements of Operations (Unaudited) for the Years Ended August 31, 1993, 1994 and 1995 and for the Nine Months Ended May 31, 1996
   c) Notes  to  Pro  Forma Consolidated Financial Statements (Unaudited)

(iii)  Current  Report on Form 8-K dated  September 3, 1996 (filed  September 3,
1996) reporting information required to be reported under Item 5, Other Events, relating to the adoption of a Shareholder Rights Plan.

                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 27, 1996.

DELTA AND PINE LAND COMPANY
(Registrant)

/s/ Roger D. Malkin
By:  Roger D. Malkin, Chairman of the Board and
     Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                             Title                  Date

/s/ Roger D. Malkin
--------------------        Chairmand of the Board
Roger D. Malkin             and Chief Executive Officer
                           (Principal Executive Officer)      November 27, 1996

/s/ W. Thomas Jagodinski
----------------------     Vice President-Finance and
W. Thomas Jagodinski       Treasurer (Principal Financial
                           and Accounting Officer)            November 27, 1996

/s/ Nam-Hai Chua           Director                           November 27, 1996
----------------------
Nam-Hai Chua

/s/ Jon E.M. Jacoby        Director                           November 27, 1996
-----------------------
Jon E.M. Jacoby

/s/ Joseph M. Murphy       Director                           November 27, 1996
-----------------------
Joseph M. Murphy

/s/ Stanley P. Roth        Director                           November 27, 1996
-----------------------
Stanley P. Roth

/s/ Rudi E. Scheidt        Director                           November 27, 1996
-----------------------
Rudi E. Scheidt

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO DELTA AND PINE LAND COMPANY:

We have audited in accordance with generally accepted auditing standards, the financial statements of Delta and Pine Land Company included in this Form 10-K. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index of Part IV, Item 14(a)2, are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Arthur Andersen LLP

Memphis, Tennessee,
October 11, 1996


SCHEDULE II
DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                                                                  (In thousands)
  Column A                             Column B           Column C      Column D       Column E




                                                          ADDITIONS

                                        Balance at       Charged to     Charged                      Balance
                                       Beginning of      Costs and      to Other                    at end of
Description                               Period         Expenses       Accounts      Deductions     Period


Fiscal year ended August 31, 1994

  Allowance for doubtful accounts         $  108         $    25         $  -         $     20(a)    $   153

  Inventory valuation reserve             $  241         $    47         $  -         $     - (b)    $   288

Fiscal year ended August 31, 1995

  Allowance for doubtful accounts         $  153         $    66         $  -         $     - (a)    $   219

  Inventory valuation reserve             $  288         $ 2,643(c)      $  -         $   (109)(b)   $ 2,822

Fiscal year ended August 31, 1996

  Allowance for doubtful accounts         $  219         $   200         $  -         $    (40)(a)   $   379

  Inventory valuation reserve             $2,822         $   850         $  -         $ (1,738)(b)   $ 1,934


(a)  Write off of uncollectible accounts, net of recoveries

(b)  Disposal of excess/obsolete inventory, net of scrap sales

(c) Additional reserve the result of the Company's sale of its corn and sorghum operations

                                      INDEX
                     EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED AUGUST 31, 1996
                           DELTA AND PINE LAND COMPANY


Exhibits1                                            Description

3.01 Certificate of Incorporation of the Registrant dated September 20, 1978, as amended by Certificate of Amendment dated October 23, 1978, Certificate of Ownership dated June 19, 1985, Certificate of Amendment dated June 18, 1986, Certificate of Change of Address of Registered Agent dated February 14, 1986 and Certificate of Change of Address of Registered Agent dated October 27, 1989.

3.02 Restated Certificate of Incorporation of the Registrant dated June 11, 1993

3.03 Amended and Restated By-Laws of the Registrant dated April 26, 1993.

3.04 Certificate of Designation, Convertible Preferred Stock of Delta and Pine Land Company.3

4.01 Specimen Certificate representing the Common Stock, par value $.10 per share.

4.02 Letter from Registrant to John Hancock Mutual Life Insurance Company regarding certain registration rights dated June 28, 1993.

4.03 Rights Agreement, dated as of August 13, 1996, between Delta and Pine Land Company and Harris Trust and Savings Bank, including the form of Right Certificate and related form of Election to Purchase as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B.4

4.04 Certificate of Designations of the rights and privileges of the shares of junior participating preferred stock created on August 13, 1996, to be filed pursuant to Section 151 of the Delaware General Corporation Law.4

10.01 Lease dated March 25, 1995, between Registrant, as Lessee, and The Prudential Insurance Company of America ("Prudential"), as Lessor regarding approximately 2,500-acre farm, certain grain bins, and a certain research facility in Scott, Mississippi.2

10.02 License Agreement dated February 1, 1990, between Registrant, as Licensor, and Semillas Deltacol, Ltd., as Licensee, regarding operations in Columbia.

10.03 License Agreement dated March 5, 1990, between Registrant, as Licensor and Helena Chemical Company d/b/a HyPerformer Seed Company, as Licensee.

10.04 License Agreement dated March 16, 1992, between Registrant and Monsanto Company, as amended by the Agreement on Modified Terms for License Agreement Dated October 11, 1993 (confidential treatment has been requested for portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act of
1934). 1,7

10.05 Incentive Bonus Program.1,5

10.06 Retirement Plan of the Company, dated January 2, 1992, Amendment No. 1 to the Plan dated April 30, 1992, Amendment No. 2 to the Plan dated December 20, 1992, and Amendment No. 3 to the Plan dated October 6, 1994.1,2

10.07 Agreement between Educo, Inc. and Southwide dated June 1, 1975, relating to employer-sponsored college scholarships and medical expense plan for children of certain employees of Registrant.

10.08 Supplemental Executive Retirement plan dated May 22, 1992, and effective January 1, 1992.1,5

10.09  Tax  Sharing  Agreement  dated  May  24,  1993,   between  Southwide  and
Registrant.

10.10 1993 Stock Option Plan of Registrant, as adopted on June 11, 1993.1,5

10.11 Asset Purchase agreement between Delta and Pine Land Company and Cargill, Inc.6

10.12 Herbicide-Tolerant Cotton License Agreement dated August 22, 1994, between the Company and E.I. Dupont De Nemours and Company (confidential treatment has been requested for portions of this exhibit pursuant to the Rule 24b-2 under the Securities and Exchange Act of 1934).7

10.13 1994 Saving Plan of Registrant, as adopted on April 1, 1994, Amendment No. 1 dated May 1, 1994.2,5

10.14 $50,000,000 Revolving Credit Agreement between Registrant and NationsBank dated November 15, 1995.2

10.15 Hartz Cotton Acquisition Agreement dated February 2, 1996 among Monsanto Company ("Monsanto"), Hartz Cotton, Inc. ("Hartz Cotton"), Delta and Pine Land Company (the "Company") and Paymaster Technology Corp. ("PTC").3

10.16 Trademark License Agreement dated February 2, 1996 between Monsanto and the Company.3

10.17 Registration Rights Agreement between the Company and Monsanto dated February 2, 1996.3

10.18 Temporary Services Agreement dated February 2, 1996 between Monsanto, the Company, and PTC. 3

10.19 Research Facility Lease with Option to Purchase dated February 2, 1996 between Monsanto and PTC.3

10.20 Greenhouse Lease dated February 2, 1996 between Monsanto and PTC. 3

10.21 Research Agreement dated February 2, 1996 between Monsanto and PTC.3

10.22 Partnership Agreement dated February 2, 1996 between the Company and Monsanto.3

10.23 Marketing Services Agreement dated February 2, 1996 between the Company, Monsanto and D&M Partners.3

10.24 Bollgard(TM) Gene License and Seed Services Agreement dated February 2, 1996 between Monsanto, D&M Partners, and the Company.3

10.25 Roundup Ready(R) Gene License and Seed Services Agreement dated February 2, 1996 between Monsanto, D&M Partners and the Company.3

10.26  Option  Agreement  dated  February  2,  1996  between  Monsanto  and  the
Company.3,5

10.27 Agreement between the D&PL Companies and The Sure Grow Companies, Sure Grow Shareholders and Sure Grow Principals dated May 20, 1996.8

10.28 Delta and Pine Land Company 1995 Long-Term Incentive Plan, as adopted on February 6, 1996.5,9

11.01 Statement Re:  Computation of Earnings per Share.9

21.01 Subsidiaries of the Registrant. 9

27.01 Financial Data Schedule. 9

--------------------

1 All incorporated by reference from  Registration Statement on Form S-1, File
  No. 33-61568. filed June 29, 1993,except as otherwise noted herein.
2 Incorporated by reference from Form 10-K filed November 22, 1995.
3 Incorporated by reference from Form 8-K filed February 19, 1996.
4 Incorporated by reference from Form 8-A filed September 3, 1996.
5 Represents management contract or compensatory plan.
6 Incorporated by reference from Form 8-K filed May 16, 1994.
7 Incorporated by reference from Form 10-Q filed July 14, 1995.
8 Incorporated by reference from Form 8-K filed June 4, 1996
9 Filed herewith.