Form 10-Q
period 1996-11-30
DELTA & PINE LAND CO
filed 1996-12-20
CIK 902277

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                        FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 1996 or

     ( )  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934 For the transition period from      to



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

Common Stock, $0.10 Par Value -- 21,140,230 shares outstanding as of December 18, 1996.

     DELTA  AND PINE  LAND  COMPANY  AND  SUBSIDIARIES

                              INDEX

PART I.FINANCIAL  INFORMATION

 Item 1. Consolidated  Financial  Statements

     Consolidated Balance Sheets -- November 30, 1995, August 31, 1996, and November 30, 1996

     Consolidated Statements of Operations -- Three Months Ended November 30, 1995 and November 30, 1996

     Consolidated Statements of Cash Flows -- Three Months Ended November 30, 1995 and November 30, 1996

      Notes  to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        Signatures

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                DELTA AND PINE LAND COMPANY AND  SUBSIDIARIES
                          CONSOLIDATED  BALANCE SHEETS
                    (in thousands, except share amounts)
                                   (Unaudited)

                                        (As Restated)
                                        November 30,    August 31,  November 30,
                                             1995         1996          1996
ASSETS
    CURRENT ASSETS:
    Cash and cash equivalent              $  2,767     $    560     $   1,519
    Receivables                              5,709       66,650         6,446
    Inventories                             45,855       41,460        60,779
    Prepaid expenses                           807        1,363         1,463
    Deferred income taxes                    2,252        1,907         1,907

           Total current assets             57,390      111,940        72,114

PROPERTY, PLANT and EQUIPMENT, net          43,696       55,058        57,893

NOTES RECEIVABLE FROM EMPLOYEES              1,185          629           622

EXCESS OF COST OVER NET ASSETS OF
     BUSINESSES ACQUIRED, net                1,453        4,950         4,669
INTANGIBLE ASSETS, net                       3,211        3,214         3,176
OTHER ASSETS                                 4,624        3,869         3,917

                                        $  111,559   $  179,660   $   142,391

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                      $    22,215   $    2,595   $    12,708
    Accounts payable                        20,258       14,954        17,868
    Accrued expenses                         4,040       55,079        11,136
    Income taxes payable                     2,119        3,338         1,823

            Total current liabilities       48,632       75,966        43,535

LONG-TERM DEBT                              17,437       31,465        31,463

DEFERRED INCOME TAXES                        2,173        2,888         2,888

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
    Preferred stock,  par value $0.10
      per share;  2,000,000 shares
      authorized:
        Series A Junior Participating
         Preferred, par value $0.10 per
         share; 241,787 shares authorized;
         no shares issued or outstanding      -               -           -
        Series M Convertible Non-Voting
         Preferred, par value $0.10 per
         share; 600,000 shares authorized;
         450,000 shares issued and
         outstanding                          -               45         45
    Common stock, par value $0.10 per share;
       50,000,000 shares authorized;
       20,860,555; 21,129,630 and
       21,139,430 shares issued and
       outstanding                          2,086          2,113      2,114
    Capital in excess of par value         12,663         22,424     22,589
    Retained earnings                      28,414         45,004     39,988
    Cumulative foreign currency
      translation adjustments                 154           (245)      (231)

            Total stockholders' equity     43,317         69,341     64,505

                                        $ 111,559      $ 179,660  $ 142,391


The accompanying notes are an integral part of these balance sheets.

                          DELTA AND PINE LAND COMPANY AND  SUBSIDIARIES
                              CONSOLIDATED  STATEMENTS  OF OPERATIONS
                               FOR THE THREE MONTHS ENDED
                           (in thousands, except per share amounts)
                                         (Unaudited)

                                                 (As  Restated)
                                                  November 30,   November 30,
                                                      1995           1996

NET SALES AND LICENSING FEES                        $ 5,326     $    6,317

COST OF SALES                                         5,028          5,129
                                                   --------        -------
GROSS PROFIT                                            298          1,188
                                                   --------        -------
OPERATING EXPENSES:
    Research and development                          1,741          2,590
    Selling                                           2,144          2,421
    General and administrative                        2,464          2,594
    Unusual charges related to acquisitions             182            396
                                                   --------        -------
                                                      6,531          8,001
                                                   --------        -------

OPERATING LOSS                                       (6,233)        (6,813)
INTEREST EXPENSE, net of capitalized interest
   of $165 and $132                                    (176)          (269)
OTHER                                                   267            257
                                                  ----------      ---------
LOSS BEFORE INCOME TAXES                             (6,142)        (6,825)
INCOME TAX BENEFIT                                    2,402          2,457
                                                  ----------      ---------
NET LOSS                                             (3,740)        (4,368)
DIVIDENDS ON PREFERRED STOCK                            -              (13)
                                                  ----------     ----------
NET LOSS APPLICABLE TO COMMON SHARES              $  (3,740)     $  (4,381)
                                                  ----------     ----------

PRIMARY EARNINGS PER SHARE:
NET LOSS PER SHARE                                $   (0.18)     $   (0.21)
NUMBER OF SHARES USED IN PRIMARY EARNINGS
     PER SHARE CALCULATIONS                          20,861         21,135

FULLY DILUTED EARNINGS PER SHARE:
NET LOSS PER SHARE                                $   (0.18)     $   (0.21)
NUMBER OF SHARES USED IN FULLY DILUTED EARNINGS
     PER SHARE CALCULATIONS                          20,861         21,135

DIVIDENDS PER SHARE                               $    0.02      $    0.03





The accompanying notes are an integral part of these statements.

                    DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED
                                   (in thousands)
                                   (Unaudited)



                                                                           (As Restated)
                                                                            November 30,    November 30,
                                                                                1995             1996
                                                                              -------------      ---------



CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $    (3,740)   $     (4,368)
Adjustments  to  reconcile  net  loss  to  net  cash  used  in  operating activities:
   Depreciation and amortization                                                    705           1,189
   (Increase) decrease in notes receivable from employees                          (352)              7
Changes in current assets and liabilities:
    Receivable                                                                     (457)         60,204
    Inventories                                                                 (25,688)        (19,319)
    Prepaid expenses                                                                352           (100)
    Accounts payable                                                             14,116           2,914
    Accrued expenses                                                            (7,705)        (43,943)
    Income taxes payable                                                        (4,765)         (1,515)
Decrease in intangible and other assets                                              15             271
Other, net                                                                           34               -
                                                                              ----------    ------------
         Net cash used in operating activities                                 (27,485)         (4,660)
                                                                              ----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                         (3,554)         (4,010)
                                                                              ----------    ------------
         Net cash used in investing activities                                  (3,554)         (4,010)
                                                                              ----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of short-term debt                                                    (15)               -
    Payment of long-term debt                                                         -             (2)
    Dividends paid                                                                (515)           (648)
    Proceeds from long-term debt                                                  4,623               -
    Proceeds from short-term debt                                                21,565          10,113
    Proceeds from exercise of  stock options and tax benefit
         of stock option exercises                                                    -             166
    Other                                                                          (44)               -
                                                                              ----------    ------------
         Net cash  provided by financing activities                              25,614           9,629
                                                                              ----------    ------------
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                           (5,425)             959
CASH AND CASH EQUIVALENTS, as of August 31                                        8,192             560
                                                                              ----------    ------------
CASH AND CASH EQUIVALENTS, as of November 30                               $      2,767      $    1,519
                                                                              ==========    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the three months for:
         Interest, net of capitalized interest                             $        200  $          300
         Income taxes                                                      $      2,800  $            -






The accompanying notes are an integral part of these statements.







                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Amounts in thousands, except percentages and share amounts)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' (the "Company") business, the results of operations for the three month periods ended November 30, 1995 and November 30, 1996, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 1996.

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

SFAS No. 123, "Accounting for Stock-Based Compensation", was issued effective for fiscal years beginning December 15, 1995. Under this standard, companies may continue to use the intrinsic value methodology prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", or may apply a fair value methodology used in the SFAS No. 123. The Company is continuing to account for stock-based compensation using the intrinsic method, therefore, SFAS No. 123 will not have an impact on the Company's reported results of operations or financial position.


3.  INVENTORIES

Inventories consisted of the following (in thousands):


                                                      (As Restated)
                                                       November 30       August 31,          November 30,
                                                          1995               1996               1996
                                                     ---------------     --------------    ----------------

Finished goods                                         $     28,857      $      28,634      $       31,544
Raw materials                                                18,511             13,367              28,991
Growing crops                                                   709                579               1,400
Supplies and other                                              725                814                 778
                                                     ---------------     --------------    ----------------
                                                             48,802             43,394              62,713
Less reserves                                               (2,947)            (1,934)             (1,934)
                                                     ===============     ==============    ================
                                                      $      45,855      $      41,460  $           60,779
                                                     ===============      =============    ================

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost.


4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

                                                    As Restated)
                                                    November 30,        August 31,         November 30,
                                                       1995               1996               1996
                                                   --------------     -------------      -------------
Land and improvements                                 $    3,360      $      3,881         $    3,864
Buildings and improvements                                18,620            24,877             26,189
Machinery and equipment                                   23,717            31,409             32,675
Germplasm, breeder and foundation seed                     8,000             9,500              9,500
Construction in progress                                   7,475             5,840              7,300
                                                   --------------     -------------      -------------
                                                          61,172            75,507             79,528
Less accumulated depreciation                           (17,476)          (20,449)           (21,635)
                                                                                         -------------
                                                   ==============     =============
                                                     $    43,696         $  55,058          $  57,893
                                                   ==============     =============      =============

5.  CONTINGENCIES

The Company, Monsanto Company ("Monsanto") and other third parties were named as defendants in two lawsuits filed in Texas in August, 1996. A third lawsuit was filed in October 1996 in Louisiana. Two of these suits request that they be certified as a class action. The plaintiffs allege, among other things, that D&PL's NuCOTN varieties, which contain Monsanto's Bollgard(TM) gene, did not perform as these farmers had anticipated and, in particular, did not fully protect their cotton crops from certain lepidopteran insects. Pursuant to the terms of the Bollgard agreement between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims since vendee claims for failure of the Bollgard gene are subject to a duty of defense by Monsanto and prorata indemnification under the agreement. Under the applicable indemnity provisions, defense costs and any liability to the plaintiffs related to claims covered by the agreement will be apportioned 71% to Monsanto and 29% to D&PL. Some of the claims made in this litigation concerning the quality of seed and seed coat treatments, not involving failure of performance of the Bollgard gene or representations with respect thereof, may not be within the scope of Monsanto's indemnity obligation. The Company would be required to bear any damages relating to product defects, if any, not involving a failure of the Bollgard gene to provide insect resistance. D&PL intends to cooperate with Monsanto in its anticipated vigorous defense of these claims. D&PL believes that these claims will be resolved without any material impact on the Company's financial statements.

In October 1996, Mycogen Plant Science, Inc. ("Mycogen") and Agrigenetics, Inc. filed a lawsuit naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's recently issued patents have been infringed by the defendants by selling seed that contains the Bollgard gene. Pursuant to the terms of the Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims. D&PL believes that the resolution of the matter will not have a material impact on the Company or its financial statements.

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

On July 18, 1996, the United States Department of Justice, Antitrust Division ("USDOJ"), served a Civil Investigative Demand ("CID") on D&PL seeking information and documents in connection with its investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. The CID states that the USDOJ is investigating whether this transaction may have violated the provisions of
Section 7 of the Clayton Act, 15 USC (Section)18. D&PL is currently engaged in responding to the CID and is committed to full cooperation with the USDOJ. At the present time, the ultimate outcome of the investigation cannot be predicted.
















































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

Since 1915, D&PL has bred, produced and/or marketed upland picker varieties of cotton planting seed for cotton varieties that are grown primarily east of Texas and in Arizona. The Company has used its extensive classical plant breeding programs to develop a gene pool necessary for producing cotton varieties with improved agronomic traits important to farmers, such as crop yield, and to textile manufacturers, such as enhanced fiber characteristics. In 1980, D&PL added soybean seed and in 1988 hybrid sorghum seed to its product line. In 1988, D&PL also commenced distributing corn hybrids acquired from others. In 1995, the Company sold its corn and sorghum business to Mycogen. D&PL and Mycogen entered into a joint marketing agreement whereby both companies will sell D&PL's remaining corn and sorghum hybrids through 1997. The two parties will exchange certain operating facilities in the future upon the satisfactory completion of environmental site assessments and remediation procedures as necessary.

In 1988, as a component of its long-term growth strategy, the Company began to focus on the international marketing of its products, primarily cottonseed. In foreign countries, cotton acreage is often planted with farmer-saved seed which has not been delinted or treated and is of low overall quality. Management believes that D&PL has an attractive opportunity to penetrate foreign markets because of its widely adaptable, superior cotton varieties, technological know-how in producing and conditioning high-quality seed and brand name recognition. Furthermore, in many countries the Bollgard(TM) technology would be effective and help farmers in those countries to control certain lepidopteran cotton pests.

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

In addition, the Company began the reorganization of its business among its key operating units including Deltapine, Paymaster (which includes the stripper varieties acquired in 1994 and the Hartz varieties acquired in 1996), Sure Grow and International. Effective September 1, 1996, each unit is responsible for its own Sales, Marketing, Research and Field Agronomy while Operations, Quality Assurance, Administration and Finance, Technical Services and Transgenic Product Development will provide services to all operating units. In December 1995, in response to shareholder interest and to increase the Company's visibility and attractiveness to a more diverse population of investors, D&PL moved from NASDAQ and listed its shares on the New York Stock Exchange.

In 1996, D&PL assembled its own fully staffed Sales and Marketing and Technical Services teams for Deltapine Australia. In the first quarter, the Company sold limited quantities of seed containing Monsanto's Bt gene (marketed as Ingard(TM)) in Australia. Operating results in Australia remain at unacceptable levels, and the organizational changes will add further costs to that operation in the near term. Deltapine Australia cotton varieties currently under development, along with two new varieties recently introduced, must perform well to capture market share to improve operating results.

The production, distribution or sale of crop seed in or to foreign markets may be subject to special risks, including fluctuations in foreign currency, exchange rate controls, expropriation, nationalization and other agricultural, economic, tax and regulatory policies of foreign governments. Particular policies which may affect the international operations of D&PL include the testing and quarantine and other restrictions relating to the import and export of plants and seed products and the availability of proprietary protection for plant products. In addition, United States government policies, particularly those affecting foreign trade and investment, may impact the Company's international operations.

Acquisitions

In May, 1996, D&PL acquired Ellis Brothers Seed, Inc., Arizona Processing, Inc. and Mississippi Seed, Inc. ( the "Sure Grow Companies") in exchange for stock valued at approximately $70 million on the day of closing. D&PL exchanged 1.5 million shares of its common stock for all outstanding shares of the three companies. The merger was accounted for as a pooling-of-interests. The acquired companies will continue their current operations marketing of upland picker cottonseed varieties under their existing brand, Sure Grow. The Sure Grow breeding program will have immediate access to Monsanto's Bollgard and Roundup Ready(R) gene technologies.

In February, 1996, the Company acquired Hartz Cotton, Inc. from Monsanto, which included inventories of cotton planting seed of Hartz upland picker varieties, germplasm, breeding stocks, trademarks, trade names and other assets, for approximately $6.0 million. The consideration consisted primarily of 450,000 shares of the Company's Series M Convertible Non-Voting Preferred Stock.

     Since the 1940's, the Paymaster(Registered) and Lankart(Registered)  upland
stripper  cottonseed   varieties  have  been  developed  for  and  marketed
primarily in the High Plains. In 1994, D&PL acquired the Paymaster and Lankart cotton planting seed business ("Paymaster"), for approximately $14.0 million. Although the Paymaster varieties are planted on approximately 80% of the estimated 4.0 to 5.0 million cotton acres in the High Plains, only a small portion of that seed is actually sold by Paymaster. Farmer-saved seed and seed from other sources accounted for up to 85% of the seed needed to plant the acreage in this market area. Through 1996 the seed needed to plant the remaining acreage was sold by Paymaster and its 12 sales associates through a certified seed program. Under this program, Paymaster sold parent seed to its contract growers who planted, produced and harvested the progeny of the parent seed, which Paymaster then purchased from the growers. The progeny of the parent seed was then sold by Paymaster to the sales associates who in turn delinted, conditioned, bagged and sold it to others as certified seed. The sales associates paid a royalty to Paymaster on certified seed sales. Beginning in fiscal 1997, unconditioned seed will be supplied by Paymaster to contract delinters who will delint, condition and bag the seed for a fee. The seed will then be sold by Paymaster through its distributors and dealers.

The Company acquired in 1994 from the Supima Association of America ("Supima") certain planting seed inventory, the right to use the Supima7 trade name and trademark and the right to distribute Pima extra-long (fiber-length) staple cotton varieties. D&PL also entered into a research agreement with Supima's university collaborator that allows D&PL the right of first refusal for any Pima varieties developed under this program which D&PL partially funds. Pima seed will be produced, conditioned and marketed directly by D&PL.



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

    D&PL is also developing transgenic cotton and transgenic soybean varieties that are tolerant to Roundup (Registered), a herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. In February, 1996, the Company and Monsanto executed the Roundup Ready Gene License and Seed Services Agreement which provides for the commercialization of Roundup Ready cottonseed. D&PL and Monsanto are currently negotiating a commercialization agreement for Roundup Ready soybean seed.

     Since 1987, D&PL has conducted research using genes provided by DuPont to develop cotton and soybean plants that are tolerant to certain DuPont ALS (Registered)herbicides. Such plants would enable farmers to apply these herbicides for weed control without significantly affecting the agronomics of the cotton or soybean plants. Since soybean seed containing the ALS herbicide-tolerant trait was not genetically engineered, sale of this seed does not require government approval, although the herbicide to which they express tolerance must be EPA approved. In February, 1996, DuPont and D&PL mutually terminated the cotton commercialization agreement signed in 1994. The termination of this agreement did not materially impact the Company's current results of operations.

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

Outlook

From time to time, the Company may make forward-looking statements relating to such matters as anticipated financial performance, business products, technical developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the
Company's   actual  results  and  experience  to  differ   materially  from  the
anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:

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

    Further growth in overall profitability will depend on weather conditions, government policies in all countries where the Company sells products, commodity prices, the Company's ability to successfully open new international markets, the Company's ability to successfully continue the development of the High Plains market, the technology partners' ability to obtain timely government approval for additional biotechnology products on which they and the Company are working and the Company's ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to capitalize on these projects may affect future profitability. Due to the varying levels of agricultural and social development of the international markets in which the Company operates and because of factors within the particular international markets targeted by the Company, international profitability and growth may be less stable than domestic profitability and growth have been in the past.



RESULTS OF OPERATIONS

The following sets forth selected operating data of the Company (in thousands):

                                                For the Three Months
                                                Ended November 30

                                            (As Restated)
                                                1995                1996
                                           --------------        ------------


Operating results -
Net sales and licensing fees                 $   5,326             $   6,317
Gross profit                                       298                 1,188
Operating expenses:
     Research and development                    1,741                 2,590
     Selling                                     2,144                 2,421
     General and administrative                  2,464                 2,594
     Unusual charges related to                    182                   396
       acquisitions
Operating loss                                  (6,233)              (6,813)
Loss before income taxes                        (6,142)              (6,825)
Net loss applicable to common shares            (3,740)              (4,381)

The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):

                                             (As Restated)
                                               November 30,           August 31,            November 30,
                                                   1995                  1996                   1996
                                             ------------------    --------- ---------    -------------------
Balance sheet summary-
Current assets                               $          57,390     $         111,940    $            72,114
Current liabilities                                     48,632                75,966                 43,535
Working capital                                          8,758                35,974                 28,579
Property, plant and equipment, net                      43,696                55,058                 57,893
Total assets                                           111,559               179,660                142,391
Outstanding borrowings                                  39,652                34,060                 44,171
Stockholders' equity                                    43,317                69,341                 64,505

Three months ended November 30, 1996, compared to three months ended November 30, 1995:
Net sales and licensing fees increased approximately $1.0 million to $6.3 million from $5.3 million. The increase in net sales and licensing fees is the result of the timing of and increased seed shipments to Spain and the commercial introduction in Australia of seed containing the Ingard(TM) gene. The effect of these positive events was partially offset by the delayed shipments to Greece and Mexico, which are now expected to occur in the second fiscal quarter of 1997.

Operating expenses increased from $6.5 million in the first fiscal quarter of 1996 to $8.0 million in fiscal 1997. This expected increase is attributable to additional product development and promotional costs, and additional operational costs. Operating expenses also include unusual costs associated with the Company's response to the United States Department of Justice investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc.

Interest expense increased by 52.8% to $0.3 million from $0.2 million due to higher average outstanding borrowings partially offset by lower interest rates during the period.


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

Current assets and liabilities, including bank borrowings, fluctuate throughout the year due to the seasonal nature of the agriculture industry. Inventory levels depend, in part, on timing of bulk seed receipts, conditioning and shipping and the related cost of bulk seed and conditioning. Inventory levels have increased as compared with the first quarter of fiscal 1996 due to the introduction of the transgenic seed products. Specifically, D&PL, during the 1995 growing season, contracted with its growers to produce enough non-transgenic seed to meet sales projections for the 1996 season in the event that the EPA did not approve the sales of seed containing the Bollgard gene technology. The EPA ultimately approved such technology in October, 1995, which was beyond the date that D&PL could reduce its purchase contracts for non-transgenic seed. In addition, the reduction in planted cotton acres from
16.7 million in fiscal 1995 to 14.0 million in fiscal 1996 further contributed to increased inventory levels since D&PL sold fewer than expected units in the 1996 season.

Capital expenditures for the first quarter of fiscal 1997 were approximately $4.0 million as the Company continues to facilitate growth in its traditional and transgenic seed products by modifying and upgrading certain of its facilities. This investment strategy included the commencement in 1995 of a special $13.0 million upgrade of the Company's bulk seed stabilization, storage, handling and processing facilities at three of its cottonseed plants. In addition, a cottonseed processing plant acquired in the Paymaster acquisition has been technologically upgraded. Projects for fiscal 1997 include a new fully integrated computer system , a new international and administrative office building and further expansion of facilities in Australia and South Africa. Such expenditures will be funded from cash on hand and borrowings under the Company=s credit facility. Management believes that capital expenditures will be approximately $13.0 to $15.0 million in fiscal 1997, excluding expected capital expenditures for foreign joint ventures which will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary.

In the first quarter of fiscal 1997, the Board of Directors authorized a quarterly dividend of $0.03 per share, paid December 13, 1996 to the stockholders of record on December 1, 1996. It is anticipated that quarterly dividends of $0.03 per share will continue to be paid in the future, although the Board of Directors reviews this policy quarterly.

Cash provided from operations, early payments from customers, and borrowings under the loan agreement should be sufficient to meet the Company's fiscal 1997 working capital needs..






















































PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

      11.01  Computation of Earnings Per Share

(b) Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended November 30, 1996.













































                                     SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized
                                                 DELTA AND PINE LAND COMPANY


Date:    December 20, 1996                       /s/ Roger D. Malkin
                                                 Roger D. Malkin, Chairman and
                                                 Chief Executive Officer


Date:    December 20, 1996                      /s/ W. Thomas Jagodinski
                                                 W. Thomas Jagodinski,
                                                 Vice President - Finance
                                                 and Treasurer

                                  EXHIBIT 11.01

                        COMPUTATION OF EARNINGS PER SHARE
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  FOR THE THREE MONTHS ENDED

                                                (As Restated)
                                                 November 30,       November 30,
                                                     1995               1996
                                             ----------------   ----------------

PRIMARY EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING AT THE BEGINNING OF
     PERIOD                                           20,861             21,130

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK ISSUED DURING THE
     PERIOD                                               -                  5

WEIGHTED AVERAGE NUMBER OF SHARES
    ATTRIBUTED TO OPTIONS                                 -                  -
                                              ----------------   --------------

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK OUTSTANDING
     DURING THE PERIOD FOR COMPUTATION
     OF PRIMARY EARNINGS PER SHARE                    20,861             21,135
                                            ================   ================

FULLY DILUTED EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING AT THE BEGINNING OF                  20,861             21,130
     PERIOD

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK ISSUED DURING THE
     PERIOD                                                -                  5

WEIGHTED AVERAGE NUMBER OF SHARES
  ATTRIBUTED TO CONVERTIBLE
  PREFERRED STOCK                                          -                  -

WEIGHTED AVERAGE NUMBER OF SHARES
    ATTRIBUTED TO OPTIONS                                  -                  -
                                            ----------------   ----------------

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK OUTSTANDING
     DURING THE PERIOD FOR COMPUTATION
     OF FULLY DILUTED EARNINGS PER SHARE             20,861             21,135
                                            ================   ================

NET LOSS APPLICABLE TO COMMON SHARES       $         (3,740)  $         (4,381)
                                            ================   ================

NET LOSS PER COMMON SHARE:

     PRIMARY                               $          (0.18)  $          (0.21)
                                            ================   ================
     FULLY DILUTED                         $          (0.18)  $          (0.21)
                                            ================   ================