Form 10-K/A
period 1996-08-31
DELTA & PINE LAND CO
filed 1997-01-02
CIK 902277

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

The measurement of Plan and SERP assets and obligations was performed as of June
30. The following sets forth the Plan's and SERP's funded status and amounts recognized in the Company's financial statements as of August 31(1995 amounts have been restated to combine the information for the Plan and the SERP):

                                                       1995             1996
--------------------------------------------------------------------------------
  Actuarial present value of accumulated
    benefit obligation,including vested
    benefits of $4,927,000 in 1995 and
    $5,714,000 in 1996                                $5,417,000    $5,847,000
--------------------------------------------------------------------------------
  Plan assets at fair value                           $6,417,000    $7,237,000
  Projected benefit obligations for
  service rendered to date                            (5,782,000)   (6,239,000)
--------------------------------------------------------------------------------
  Plan assets in excess of projected
    benefit obligation                                   635,000       998,000
  Unrecognized prior service cost                         68,000        65,000
  Unrecognized net gain                                 (230,000)     (900,000)
  Unrecognized net obligation                            792,000       673,000
--------------------------------------------------------------------------------
  Prepaid pension expense                             $1,265,000    $  836,000
--------------------------------------------------------------------------------


Net periodic pension expense and Company contributions for the years ended August 31, were as follows (1994 and 1995 amounts have been restated to combine the information for the Plan and the SERP):

                                            1994         1995           1996
--------------------------------------------------------------------------------
 Service cost                            $ 391,000     $ 425,000     $  462,000
 Interest cost on projected benefit
   obligation                              295,000       362,000        401,000
 Actual return on assets                  (177,000)   (1,035,000)    (1,064,000)
 Amortization of transitional obligation   119,000       119,000        119,000
 Net unrecognized loss (gain) and
   amortization                           (290,000)      566,000        511,000
--------------------------------------------------------------------------------
 Net periodic pension expense            $ 338,000     $ 437,000     $  429,000
--------------------------------------------------------------------------------
 Company contributions                   $ 279,000     $ 250,000     $    -
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
                                                           -----------------------------------------------------------------
                                                                  November 30       February 28       May 31      August 31
----------------------------------------------------------------------------------------------------------------------------

 Net sales and  licensing fees .................................   $  1,346           $ 32,218      $ 44,894      $   2,144

 Gross profit ..................................................        (32)            12,387        20,250           (138)
 Net income (loss) .............................................     (2,583)             4,197         9,201         (2,988)
 Net income (loss) per share-primary(1) ........................      (0.12)              0.20          0.44          (0.14)

 Weighted average number of shares
    used in quarterly per share calculations-primary(2) ........     20,849             20,849        20,849          20,849

 Net income (loss) per share-fully diluted(1) ..................      (0.12)              0.20          0.44          (0.14)

 Weighted average number of shares
    used in quarterly per share calculations-fully diluted(2)        20,849             20,849        20,849          20,849


----------------------------------------------------------------------------------------------------------------------------
 Fiscal 1995: Three months ended                                                        (As Restated)
                                                             ---------------------------------------------------------------
                                                                   November 30     February 28      May 31      August 31
----------------------------------------------------------------------------------------------------------------------------
 Net sales and licensing fees ..................................   $  2,295          $ 46,049      $ 49,189        $  1,417

 Gross profit ..................................................        544            20,249        22,182              29
 Net income (loss) .............................................     (3,370)            8,418         9,278          (3,391)
 Net income (loss) per share-primary(1) ........................      (0.16)             0.40          0.44           (0.16)

 Weighted average number of shares
    used in quarterly per share calculations-primary(2) ........     20,849            20,849        21,148          20,854

 Net income (loss) per share-fully diluted(1) ..................      (0.16)             0.40          0.44           (0.16)

 Weighted average number of shares
    used in quarterly per share calculations-fully diluted(2)        20,849            21,031        21,230          20,854


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