Form 10-Q
period 1997-02-28
DELTA & PINE LAND CO
filed 1997-04-14
CIK 902277

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 1997 or

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

Common Stock, $0.10 Par Value -- 21,149,530 shares outstanding as of April 10, 1997.

                      DELTA AND PINE LAND COMPANY AND SUBSIDIARIES


                                      INDEX

                                                                       Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets -- February 29, 1996,
             August 31, 1996, and February 28, 1997                       3

    Consolidated Statements of Income-- Three Months
             Ended February 29, 1996 and February 28, 1997                4

    Consolidated Statements of Income -- Six Months
             Ended February 29, 1996 and February 28, 1997                5

    Consolidated Statements of Cash Flows -- Six Months
             Ended February 29, 1996 and February 28, 1997                6

    Notes to Consolidated Financial Statements                            7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          10


PART II.  OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders          17
   Item 6.   Exhibits and Reports on Form 8-K                             17
             Signatures                                                   18

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                    DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share amounts)
                                    (Unaudited)

                                          (As Restated)

                                           February 29  August 31, February 28,

                                                  1996      1996        1997
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                $  2,331   $    560    $      598
     Receivables                                62,852     66,650        72,984
     Inventories                                54,784     41,460        65,845
     Prepaid expenses                            1,003      1,363         1,221
     Deferred income taxes                       1,525      1,907         1,907
                                               -------   --------       --------
         Total current assets                  122,495    111,940       142,555
                                              --------   --------       --------

PROPERTY, PLANT and EQUIPMENT, net .             48,578     55,058       60,240

NOTES RECEIVABLE FROM EMPLOYEES                     427        629          612
EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                       4,624      4,950        4,637
INTANGIBLE ASSETS, net                            3,213      3,214        3,142
OTHER ASSETS                                      4,516      3,869        3,618
                                               --------   --------     --------

                                               $183,853   $179,660     $214,804
                                               ========   ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                        $   49,029   $    2,595    $   39,482
     Accounts payable                         26,428       14,954        17,285
     Accrued expenses                         22,552       55,079        38,435
     Income taxes payable                      7,187        3,338         7,149
                                            ---------   ----------    ----------
         Total current liabilities           105,196       75,966       102,351
                                            --------   ----------    ----------

LONG-TERM DEBT                                16,679       31,465        36,486

DEFERRED INCOME TAXES                          2,726        2,888         2,888

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $0.10 per
 share;2,000,000 shares  authorized:
  Series A Junior Participating
  Preferred, par value $0.10 per share;
  241,787 shares authorized;
  no shares issued or outstanding                 --           --            --
  Series M Convertible Non-Voting
  Preferred, par value $0.10 per share;
  600,000 shares authorized; 450,000
  shares issued and outstanding ....              45           45            45
Common stock, par value $0.10 per share;
   50,000,000 shares authorized;
   20,860,555; 21,129,630
   and 21,145,930 shares issued
   and outstanding                             2,086        2,113         2,115
    Capital in excess of par value            17,529       22,424        22,804
    Retained earnings                         39,518       45,004        48,653
    Cumulative foreign currency
    translation adjustments                       74         (245)         (538)
                                          ----------   ----------    ----------
     Total stockholders' equity               59,252       69,341        73,079
                                          ----------   ----------    ----------

                                          $  183,853   $  179,660    $  214,804
                                          ==========   ==========    ==========

The accompanying notes are an integral part of these balance sheets.



                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                         (As Restated)
                                          February 29, February 28,
                                              1996        1997

NET SALES AND LICENSING FEES ............   $ 63,404    $ 66,425
COST OF SALES ...........................     38,536      41,100
                                            --------    --------
GROSS PROFIT ............................     24,868      25,325
                                            --------    --------

OPERATING EXPENSES:
  Research and development ..............      1,772       3,445
  Selling ...............................      2,454       3,248
  General and administrative ............      2,466       3,147
  Unusual charges related to
  acquisitions ..........................        463         111
                                            --------    --------
                                               7,155       9,951
                                            --------    --------

OPERATING  INCOME .......................     17,713      15,374
INTEREST EXPENSE, net of capitalized
  interest of $133 and $156 .............       (762)       (953)
OTHER ...................................       (102)        129
                                            --------    --------

INCOME  BEFORE INCOME TAXES .............     16,849      14,550
PROVISION FOR INCOME TAXES ..............      6,433       5,237
                                            --------    --------
NET INCOME ..............................     10,416       9,313
DIVIDENDS ON PREFERRED STOCK ............        (12)        (14)
                                            --------    --------
NET INCOME APPLICABLE TO COMMON SHARES ..   $ 10,404    $  9,299
                                            ========    ========

PRIMARY EARNINGS PER SHARE:

NET INCOME PER SHARE ....................   $   0.48    $   0.42
                                            ========    ========
NUMBER OF SHARES USED IN PRIMARY EARNINGS
     PER SHARE CALCULATIONS .............     21,696      21,909
                                            ========    ========

FULLY DILUTED EARNINGS PER SHARE:

NET INCOME PER SHARE ....................   $   0.47    $   0.42
                                            ========    ========
NUMBER OF SHARES USED IN FULLY
    DILUTED EARNINGS
     PER SHARE CALCULATIONS .............     22,000      22,403
                                            ========    ========

DIVIDENDS PER SHARE .....................   $  0.025    $   0.03
                                             ========    ========





The accompanying notes are an integral part of these statements.







                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE SIX MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)
                                                 (As Restated)
                                                  February 29,      February 28,
                                                       1996            1997

NET SALES AND LICENSING FEES                         $ 68,730          $ 72,742
COST OF SALES                                          43,564            46,229
                                                     --------          --------
GROSS PROFIT                                           25,166            26,513
                                                     --------          --------

OPERATING EXPENSES:
     Research and development                           3,513             6,035
     Selling                                            4,598             5,669
     General and administrative                         4,930             5,741
     Unusual charges related to
      acquisitions                                        645               507
                                                     --------           --------
                                                       13,686             17,952
                                                     --------           --------

OPERATING  INCOME                                      11,480             8,561
INTEREST EXPENSE, net of
 capitalized interest of  298 and $288                  (938)            (1,222)
OTHER                                                    165                386
                                                    --------            --------

INCOME  BEFORE INCOME TAXES                           10,707              7,725
PROVISION FOR INCOME TAXES                             4,031              2,780
                                                    --------           --------
NET INCOME                                             6,676              4,945
DIVIDENDS ON PREFERRED STOCK                             (12)               (27)
                                                    --------            --------
NET INCOME APPLICABLE TO COMMON SHARES              $  6,664           $  4,918
                                                    ========            ========

PRIMARY EARNINGS PER SHARE:

NET INCOME PER SHARE                                $   0.31           $   0.22
                                                    ========           ========

NUMBER OF SHARES USED IN PRIMARY EARNINGS
     PER SHARE CALCULATIONS                           21,604             21,863
                                                    ========           ========

FULLY DILUTED EARNINGS PER SHARE:

NET INCOME PER SHARE                                $   0.31           $   0.22
                                                    ========            ========
NUMBER OF SHARES USED IN FULLY
      DILUTED EARNINGS
       PER SHARE CALCULATIONS                         21,703             22,335
                                                    ========           ========

DIVIDENDS PER SHARE                                 $  0.045           $   0.06
                                                    ========            ========




The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                      (As Restated)
                                                       February 29, February 28,
                                                           1996        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  6,676    $  4,945
Adjustments to reconcile net
 income to net cash used
 in operating activities:
 Depreciation and amortization                                1,545       2,470
Changes in current assets and liabilities:
   Receivables                                             (55,877)     (6,334)
   Inventories                                              (33,581)   (24,492)
 Prepaid expenses                                               156        142
  Accounts payable                                           20,175      2,331
  Accrued expenses                                           11,213    (16,644)
  Income taxes payable                                          525      3,811
Decrease in intangible and other assets                         208        392
Other, net                                                      (60)       261
                                                            --------    --------
    Net cash used in operating activities                   (49,020)    (33,118)
                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition of business                                   (1,035)     --
   Purchases of property and equipment                       (7,104)    (7,838)
                                                           --------    --------
    Net cash used in investing activities                    (8,139)    (7,838)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of short-term debt                                (1,216)       (56)
   Dividends paid                                            (1,042)     (1,296)
   Proceeds from long-term debt                               7,763       5,021
   Proceeds from short-term debt                             45,724      36,943
   Proceeds from exercise of stock
    options and tax benefit
    of stock option exercises                                    69         382
                                                            --------    --------
 Net cash provided by financing activities                   51,298      40,994
                                                           --------    --------

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS                                    (5,861)         38
CASH AND CASH EQUIVALENTS, as of August 31                    8,192         560
                                                           --------    --------
CASH AND CASH EQUIVALENTS,
  as of February 29 and 28                                 $  2,331    $    598
                                                           ========    ========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
   Cash paid during the six months for:
         Interest, net of capitalized interest             $  1,000    $  1,200
         Income taxes                                      $  4,100    $    300



The accompanying notes are an integral part of these statements.




                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except percentages and share amounts)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' (the "Company") business, the results of operations for the three or six month periods ended February 29, 1996 and February 28, 1997, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 1996.

All amounts (including shares outstanding and per share amounts) have been restated to reflect the pooling of interests with Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. (the "Sure Grow Companies"), as well as a 3 for 2 stock split effective April 15, 1996.

In February 1997, the Board of Directors authorized a 4 for 3 stock split for common and preferred shares outstanding to be effected in the form of a dividend, with no change in par value per share, to be distributed on April 11, 1997 to stockholders of record on March 31, 1997. The 4 for 3 split has not been reflected in the accompanying financial statements.

Certain  1996   balances  have  been   reclassified   to  conform  to  the  1997
presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", was issued effective for fiscal years beginning after December 15, 1995. The Company currently has no impaired assets and, therefore, was not affected by this statement.

SFAS No. 123, "Accounting for Stock-Based Compensation", was issued effective for fiscal years beginning December 15, 1995. Under this standard, companies may continue to use the intrinsic value methodology prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", or may apply a fair value methodology used in the SFAS No. 123. The Company is continuing to account for stock-based compensation using the intrinsic method; therefore, SFAS No. 123 will not have an impact on the Company's reported results of operations or financial position. The Company will comply with the disclosure requirements of SFAS No. 123 at its fiscal 1997 year end.

SFAS No. 128, "Earnings per Share", was issued effective for both interim and annual periods ending after December 15, 1997. The Company currently was not affected by this statement.

3.  INVENTORIES

Inventories consisted of the following (in thousands):

                   (As Restated)
                    February 29,    August 31,    February 28,
                       1996           1996           1997

Finished goods       $ 30,959       $ 28,634       $ 36,392
Raw materials          26,096         13,367         29,090
Growing crops             293            579            687
Supplies and other      1,258            814          1,765
                     --------       --------       --------
                       58,606         43,394         67,934
Less reserves          (3,822)        (1,934)        (2,089)
                     --------       --------       --------
                     $ 54,784       $ 41,460       $ 65,845
                     ========       ========       ========

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost.


4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

                                           (As Restated)
                                           February 29, August 31,  February 28,
                                               1996        1996        1997

Land and improvements                      $  3,555    $  3,881    $  4,157
Buildings and improvements                   21,532      24,877      27,320
Machinery and equipment                      27,425      31,409      35,570
Germplasm, breeder and foundation seed        9,498       9,500       9,500
Construction in progress                      4,860       5,840       6,535
                                            -------    --------    --------
                                             66,870      75,507      83,082
Less accumulated depreciation               (18,292)    (20,449)    (22,842)
                                            -------    --------    --------
                                           $ 48,578    $ 55,058    $ 60,240
                                           ========    ========    ========
5.  CONTINGENCIES

The Company, Monsanto Company ("Monsanto") and other third parties were named as defendants in two lawsuits filed in Texas in August, 1996. A third lawsuit was filed in October 1996 in Louisiana. Two of these suits request that they be certified as a class action. The plaintiffs allege, among other things, that D&PL's NuCOTN varieties, which contain Monsanto's Bollgard(TM) gene, did not perform as these farmers had anticipated and, in particular, did not fully protect their cotton crops from certain lepidopteran insects. Pursuant to the terms of the Bollgard agreement between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims. Some of these claims for failure of the Bollgard gene are subject to a duty of defense by Monsanto and prorata indemnification under the agreement. Under the applicable indemnity provisions of the agreement, defense costs and liability to the plaintiffs on any failure of the technology would be apportioned 71% to Monsanto and 29% to D&PL. Some of the claims in this litigation concern failure of express warranties relating to insect resistance and those claims may not be within the scope of D&PL's indemnity obligation to Monsanto. On the other hand, some of the claims made in the litigation concern the quality of seed and seed coat treatments, or other varietal aspects of NuCOTN, not involving failure of performance of the Bollgard gene or express representations with respect thereto and, therefore, may not be within the scope of Monsanto's indemnity obligation to D&PL. The Company would be required to bear any damages relating to product defects, if any, which do not involve the failure of the Bollgard gene to provide insect resistance. D&PL intends to cooperate with Monsanto in its anticipated vigorous defense of these claims. D&PL believes that these claims will be resolved without any material impact on the Company's financial statements.

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

In 1988, as a component of its long-term growth strategy, the Company began to include in its focus the international marketing of its products, primarily cottonseed. In foreign countries, cotton acreage is often planted with farmer-saved seed which has not been delinted or treated and is of low overall quality. Management believes that D&PL has an attractive opportunity to penetrate foreign markets because of its widely adaptable, superior cotton varieties, technological know-how in producing and conditioning high-quality seed and brand name recognition. Furthermore, in many countries the Bollgard(TM) technology would be effective and help farmers in those countries to control certain lepidopteran cotton pests.

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

In 1996, D&PL assembled its own fully staffed Sales and Marketing and Technical Services teams for Deltapine Australia. In the first and second quarters, the Company sold limited quantities of seed containing Monsanto's Bt gene (marketed as Ingard(TM)) in Australia. Operating results in Australia remain at unacceptable levels, and the organizational changes will add further costs to that operation in the near term. Deltapine Australia cotton varieties currently under development, along with two new varieties recently introduced, must perform well to capture market share to improve operating results.

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

Acquisitions

In May, 1996, D&PL acquired Ellis Brothers Seed, Inc., Arizona Processing, Inc. and Mississippi Seed, Inc. ( the "Sure Grow Companies") in exchange for stock valued at approximately $70 million on the day of closing. D&PL exchanged 1.5 million shares of its common stock for all outstanding shares of the three companies. The merger was accounted for as a pooling-of-interests. The acquired companies will continue their current operations marketing upland picker cottonseed varieties under their existing brand, Sure Grow. The Sure Grow breeding program will have immediate access to Monsanto's Bollgard and Roundup Ready(R) gene technologies.

In February, 1996, the Company acquired Hartz Cotton, Inc. from Monsanto, which included inventories of cotton planting seed of Hartz upland picker varieties, germplasm, breeding stocks, trademarks, trade names and other assets, for approximately $6.0 million. The consideration consisted primarily of 450,000 shares of the Company's Series M Convertible Non-Voting Preferred Stock.

Since the 1940's, the Paymaster(Registered)and Lankart(Registered) upland stripper cottonseed varieties have been developed for and marketed primarily in the High Plains. In 1994, D&PL acquired the Paymaster and Lankart cotton planting seed business ("Paymaster"), for approximately $14.0 million. Although the Paymaster varieties are planted on approximately 80% of the estimated
4.0 to 5.0 million cotton acres in the High Plains, only a small portion of that seed is actually sold by Paymaster. Farmer-saved seed and seed from other sources accounted for up to 85% of the seed needed to plant the acreage in this market area. Through 1996 the seed needed to plant the remaining acreage was sold by Paymaster and its 12 sales associates through a certified seed program. Under this program, Paymaster sold parent seed to its contract growers who planted, produced and harvested the progeny of the parent seed, which Paymaster then purchased from the growers. The progeny of the parent seed was then sold by Paymaster to the sales associates who in turn delinted, conditioned, bagged and sold it to others as certified seed. The sales associates paid a royalty to Paymaster on certified seed sales. Beginning in fiscal 1997, unconditioned seed is supplied by Paymaster to contract delinters who delint, condition and bag the seed for a fee. The seed is then sold by Paymaster through its distributors and dealers.

The Company acquired in 1994 from the Supima Association of America ("Supima") certain planting seed inventory, the right to use the Supima7 trade name and trademark and the right to distribute Pima extra-long (fiber-length) staple cotton varieties. D&PL also entered into a research agreement with Supima's university collaborator that allows D&PL the right of first refusal for any Pima varieties developed under this program which D&PL partially funds. Pima seed is produced, conditioned and marketed directly by D&PL.


Biotechnology

The collaborative biotechnology licensing agreement executed with Monsanto in 1992 and subsequently revised in 1993 and 1996, provides for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") technology in D&PL's varieties. Bt is a bacterium found naturally in soil that produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. This transgenic plant tissue causes the death of certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to D&PL for use under the trade name Bollgard. In D&PL's primary markets, the cost of insecticides is the largest single expenditure for many cotton growers, exceeding the cost of seed. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, Monsanto was notified that the United States Environmental Protection Agency ("EPA") had completed its registration of the Bollgard gene technology, thus clearing the way for commercial sales of seed containing the Bollgard gene. In 1996, D&PL commenced commercial sales of two NuCOTN varieties, which contained the Bollgard gene, in accordance with the terms of the D&PL/Monsanto Bollgard Gene License and Seed Services Agreement (the "Agreement"). This initial EPA registration expires on January 1, 2001, at which time the EPA will reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.

D&PL is also developing transgenic cotton and transgenic soybean varieties that are tolerant to Roundup(Registered), a herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. In February 1996, the Company and Monsanto executed the Roundup Ready Gene License and Seed Services Agreement which provides for the commercialization of Roundup Ready cottonseed. D&PL and Monsanto are currently negotiating a commercialization agreement for Roundup Ready soybean seed.

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

Commercial Seed

Seed of all commercial plant species is either varietal or hybrid. D&PL's cotton and soybean seed are varieties and its sorghum and corn seed are hybrids. Varietal plants can be reproduced from seed produced by a parent plant, with the offspring exhibiting only minor genetic variations. The Plant Variety Protection Act ("PVPA") of 1970, as amended in 1994, in essence prohibits, with limited exceptions, purchasers of protected varieties from selling seed harvested from these varieties. Some foreign countries provide similar protection.

Although cotton is varietal and, therefore, can be grown from seed of parent plants saved by the growers, most farmers in D&PL's primary domestic markets purchase seed from commercial sources each season because cottonseed requires delinting in order to be sown by modern planting equipment. Delinting and conditioning may be done either by a seed company on its proprietary seed or by independent delinters for farmers. Modern cotton farmers in upland picker areas generally recognize the greater assurance of genetic purity, quality and convenience that professionally grown and conditioned seed offers compared to seed they might save.

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

The majority of the Company's sales are made early in the second fiscal quarter through the beginning of the fourth fiscal quarter. Varying climatic conditions can change the quarter in which seed is delivered, thereby shifting sales and the Company's earnings pattern between quarters. Thus, seed production, distribution and sales are seasonal and interim results will not necessarily be indicative of the Company's results for a fiscal year.

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

Outlook

From time to time, the Company may make forward-looking statements relating to such matters as anticipated financial performance, existing products, technical developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the
Company's   actual  results  and  experience  to  differ   materially  from  the
anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those noted elsewhere in this Item and the following:

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

RESULTS OF OPERATIONS

The following sets forth selected operating data of the Company (in thousands):

                                     For the Three           For the Six
                                      Months Ended           Months Ended
                              (As Restated)             (As Restated)
                               February 29, February 28,February 29,February 28,
                                   1996        1997       1996        1997
                                ---------- ----------- ----------- -----------
Operating results -
Net sales and licensing fees     $63,404      $66,425     $68,730       $72,742
Gross profit                      24,868       25,325      25,166        26,513
Operating expenses:
  Research and development         1,772        3,445       3,513         6,035
  Selling                          2,454        3,248       4,598         5,669
  General and administrative       2,466        3,147       4,930         5,741
  Unusual charges related to         463          111         645           507
acquisitions
Operating income                  17,713       15,374      11,480         8,561
Income before income taxes        16,849       14,550      10,707         7,725
Net income applicable to
 common shares                    10,404        9,299       6,664         4,918

The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):

                                   (As Restated)
                                   February 29,   August 31,  February 28,
                                     1996           1996          1997
                                    ----------    ----------    --------
Balance sheet summary-
Current assets                    $  122,495    $   111,940  $  142,555
Current liabilities                  105,196         75,966     102,351
Working capital                       17,299         35,974      40,204
Property, plant and equipment, net    48,578         55,058      60,240
Total assets                         183,853        179,660     214,804
Outstanding borrowings                65,708         34,060      75,968
Stockholders' equity                  59,252         69,341      73,079

Three months ended February 28, 1997, compared to three months ended February 29, 1996:

Net sales and licensing fees increased approximately $3.0 million to $66.4 million from $63.4 million. The increase in net sales and licensing fees is the result of increased unit sales of NuCOTN varieties of cottonseed which contain the Bollgard gene and increased unit sales of soybean seed, partially offset by lower unit sales of traditional cotton varieties.

Operating expenses increased from $7.1 million in the second fiscal quarter of 1996 to $9.9 million in fiscal 1997. This expected increase is attributable to higher research and transgenic product development costs related to acquisitions in 1996, higher sales and marketing expenses related to transgenic seed products and expenses related to international operations. Operating expenses also include unusual costs associated with the Company's response to the United States Department of Justice investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc.

Interest expense increased by 25% to $1.0 million from $0.8 million due to higher average outstanding borrowings partially offset by lower interest rates during the period.

Six months ended February 28, 1997, compared to six months ended February 29, 1996:

Net sales and licensing fees increased approximately $4.0 million to $72.7 million from $68.7 million. The increase in net sales and licensing fees is the result of increased unit sales of NuCOTN varieties of cottonseed which contain the Bollgard gene and increased unit sales of soybean seed, partially offset by lower unit sales of traditional cotton varieties.

Operating expenses increased from $13.7 million in 1996 to $18.0 million in 1997. This expected increase is attributable to increased operating expenses related to businesses acquired in 1996, sales and marketing expenses related to transgenic seed products and international operations. Operating expenses also include unusual costs associated with the Company's response to the United States Department of Justice investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc.

Interest expense increased by 33% to $1.2 million from $0.9 million due to higher average outstanding borrowings partially offset by lower interest rates during the period.

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

In November 1995, the Company and a financial institution entered into a new loan agreement that replaced the existing facility. The new agreement (as did the agreement it replaced) provided a base commitment of $15.0 million and a seasonal commitment of $35.0 million. In March 1996, the bank approved an additional seasonal facility of $15.0 million. In June 1996, the base commitment was increased to $30.0 million and the seasonal commitment was reduced to $20.0 million to accommodate the anticipated changes in borrowings related to the acquisition of Sure Grow. In January 1997, the additional seasonal facility was increased from $15.0 million to $25.0 million. At the same time, the base commitment was increased from $30.0 million to $35.0 million and the seasonal commitment was reduced to $15.0 million. The base commitment is a long-term loan that may be borrowed upon at any time and is due January 1, 1999. Both the seasonal commitment and the additional seasonal commitment are working capital loans that may be drawn upon from September 1 through June 30 of each fiscal year and expire January 1, 1999. Commencing in January 1997 and in each January thereafter, the facilities are renewable for another three year term. In February 1997, the bank provided an additional $10.0 million of seasonal availability with an expiration date of May 31, 1997. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility and/or commitment fees and to comply with certain financial covenants.

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

Capital expenditures for the second quarter of fiscal 1997 were approximately $3.8 million as the Company continues to facilitate growth in its traditional and transgenic seed products by modifying and upgrading certain of its facilities. This investment strategy included the commencement in 1995 of a special $13.0 million upgrade of the Company's bulk seed stabilization, storage, handling and processing facilities at three of its cottonseed plants. In addition, a cottonseed processing plant acquired in the Paymaster acquisition has been technologically upgraded. Projects for fiscal 1997 include a new fully integrated computer system, a new international and administrative office building and further expansion of facilities in Australia and South Africa. Such expenditures will be funded from cash on hand and borrowings under the Company=s credit facility. Management believes that capital expenditures will be approximately $13.0 to $15.0 million in fiscal 1997, excluding expected capital expenditures for foreign joint ventures which will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary.

In the second quarter of fiscal 1997, the Board of Directors authorized a quarterly dividend of $0.03 per share, paid March 14, 1997 to the stockholders of record on February 28, 1997. In February 1997, the Board of Directors authorized a 4 for 3 stock split for common and preferred shares outstanding to be effected in the form of a dividend, with no change in par value per share, to be distributed on April 11, 1997 to stockholders of record on March 31, 1997. The 4 for 3 split has not been reflected in the accompanying financial statements. A quarterly dividend rate of $0.03 per share will be maintained after the split, which represents an effective 33% increase in the dividend rate. It is anticipated that quarterly dividends of $0.03 per share will continue to be paid in the future, although the Board of Directors reviews this policy quarterly.


Management   believes  cash  provided  from  operations,   early  payments  from
customers, and borrowings under the loan agreement should be sufficient to meet the Company's fiscal 1997 working capital needs.

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the stockholders of Delta and Pine Land Company was held on Thursday, February 27, 1997, for the following purposes:

      1. to elect two Class I members to the Board of Directors, each to serve until the 2000 Annual Meeting of Stockholders.

      2.  to amend the Company's 1995 Long-term Incentive Plan;

      3. to ratify the appointment of Arthur Andersen LLP as the independent public accountants for the fiscal year ending August 31, 1997;

The results from the stockholders' meeting is as follows

Item Number                         For          Against     Withheld/Abstained

1.(a)         Stanley P.Roth      18,371,393        -                    47,530
  (b)         Nam-Hai Chua        18,371,393        -                    47,530

2.                                15,433,710     2,782,038               39,248

3.                                18,249,574       154,752               14,597

Other directors whose term of office continued after the meeting are Joseph M. Murphy, Rudi E. Scheidt, Roger D. Malkin and Jon E.M. Jacoby

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

      11.01  Computation of Earnings Per Share

(b) Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended February 28, 1997.







                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    DELTA AND PINE LAND COMPANY


Date:    April 10, 1997                                     /s/ Roger D. Malkin
                                                            -------------------
                                                  Roger D. Malkin, Chairman and
                                                        Chief Executive Officer


Date:     April 10, 1997                               /s/ W. Thomas Jagodinski
                                                       ------------------------
                                                          W. Thomas Jagodinski,
                                         Vice President - Finance and Treasurer

                                  EXHIBIT 11.01

                        COMPUTATION OF EARNINGS PER SHARE
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             FOR THE THREE MONTHS ENDED

                                                (As Restated)
                                                February 29,       February 28,
                                                    1996               1997
                                             ----------------   ----------------

PRIMARY EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING AT THE BEGINNING OF
     PERIOD                                          20,861             21,130

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK ISSUED DURING THE
     PERIOD                                               1                 13

WEIGHTED AVERAGE NUMBER OF SHARES
     ATTRIBUTED TO OPTIONS                              834                766
                                           ----------------   ----------------

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK OUTSTANDING
     DURING THE PERIOD FOR COMPUTATION
     OF PRIMARY EARNINGS PER SHARE                   21,696             21,909
                                            ================   ================

FULLY DILUTED EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING AT THE BEGINNING OF                 20,861             21,130
     PERIOD

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK ISSUED DURING THE
     PERIOD                                               1                 13

WEIGHTED AVERAGE NUMBER OF SHARES
    ATTRIBUTED TO CONVERTIBLE
    PREFERRED STOCK                                     150                450

WEIGHTED AVERAGE NUMBER OF SHARES
     ATTRIBUTED TO OPTIONS                              988                810
                                           ----------------   ----------------

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK OUTSTANDING
     DURING THE PERIOD FOR COMPUTATION
     OF FULLY DILUTED EARNINGS PER SHARE             22,000             22,403
                                           ================   ================

NET INCOME APPLICABLE TO COMMON SHARES   $           10,404  $           9,299
                                           ================   ================

NET INCOME PER COMMON SHARE:

     PRIMARY                             $             0.48  $            0.42
                                           ================   ================
     FULLY DILUTED                       $             0.47  $            0.42
                                           ================   ================





                                  EXHIBIT 11.01

                        COMPUTATION OF EARNINGS PER SHARE
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             FOR THE SIX MONTHS ENDED

                                                 (As Restated)
                                                 February 29,       February 28,
                                                    1996               1997
                                             ----------------   ----------------

PRIMARY EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING AT THE BEGINNING OF
     PERIOD                                          20,861             21,130

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK ISSUED DURING THE
     PERIOD                                               4                  8

WEIGHTED AVERAGE NUMBER OF SHARES
     ATTRIBUTED TO OPTIONS                              739                725
                                            ----------------   ----------------

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK OUTSTANDING
     DURING THE PERIOD FOR COMPUTATION
     OF PRIMARY EARNINGS PER SHARE                   21,604             21,863
                                           ================   ================

FULLY DILUTED EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING AT THE BEGINNING OF                 20,861             21,130
     PERIOD

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK ISSUED DURING THE
     PERIOD                                               4                  8

WEIGHTED AVERAGE NUMBER OF SHARES
    ATTRIBUTED TO CONVERTIBLE
    PREFERRED STOCK                                      48                450

WEIGHTED AVERAGE NUMBER OF SHARES
     ATTRIBUTED TO OPTIONS                              790                747
                                           ----------------   ----------------

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK OUTSTANDING
     DURING THE PERIOD FOR COMPUTATION
     OF FULLY DILUTED EARNINGS PER SHARE             21,703             22,335
                                           ================   ================

NET INCOME APPLICABLE TO COMMON SHARES    $           6,664  $           4,918
                                           ================   ================

NET INCOME PER COMMON SHARE:

     PRIMARY                              $            0.31  $            0.22
                                            ================   ================
     FULLY DILUTED                        $            0.31  $            0.22
                                            ================   ================