Form 10-Q
period 1997-05-31
DELTA & PINE LAND CO
filed 1997-07-15
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 1997 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                          to
                                    ------------------------


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

Common Stock, $0.10 Par Value--28,169,371 shares outstanding as of July 8, 1997.

                    DELTA AND PINE LAND COMPANY AND SUBSIDIARIES


                                    INDEX

                                                                   Page No.
PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Consolidated Balance Sheets -- May 31, 1996,
     August 31, 1996, and May 31, 1997                               3

Consolidated Statements of Income-- Three Months
     Ended May 31, 1996 and May 31, 1997                             4

Consolidated Statements of Income -- Nine Months
     Ended May 31, 1996 and May 31, 1997                             5

Consolidated Statements of Cash Flows -- Nine Months
     Ended May 31, 1996 and May 31, 1997                             6

Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                           17


Signatures                                                          18

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)



                                                      May 31,           August31,        May 31,
                                                       1996               1996            1997
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                           5,992   $            560 $             869
     Receivables                                        81,129             66,650           127,495
     Inventories                                        36,403             41,460            41,242
     Prepaid expenses                                    1,215              1,363             1,230
     Deferred income taxes                               1,525              1,907             1,907
                                                --------------   ----------------   ---------------
         Total current assets                          126,264            111,940           172,743
                                                 -------------     --------------     -------------

PROPERTY, PLANT and EQUIPMENT, net                      50,428             55,058            62,351

NOTES RECEIVABLE FROM EMPLOYEES                            421                629               317
EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                              4,988              4,950             4,611
INTANGIBLE ASSETS, net                                   3,260              3,214             3,150
OTHER ASSETS                                             4,561              3,869             4,828
                                                --------------     --------------    --------------

                                                $      189,922       $    179,660      $    248,000
                                                ==============       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                             $        19,437     $        2,595   $           263
     Accounts payable                                    9,186             14,954             9,638
     Accrued expenses                                   58,098             55,079            93,709
     Income taxes payable                               10,882              3,338            17,345
                                               ---------------    ---------------   ---------------
         Total current liabilities                      97,603             75,966           120,955
                                               ---------------     --------------    --------------

LONG-TERM DEBT                                         16,677              31,465             32,430

DEFERRED INCOME TAXES                                   2,726               2,888             2,888

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.10 per share;
     2,000,000 shares authorized:
     Series A Junior Participating Preferred,
     par value $0.10 per share;
     322,383 shares authorized; no shares
     issued or outstanding                                 -                  -                 -
     Series M Convertible Non-Voting
     Preferred, par value $0.10 per share;
     600,000 shares authorized; 600,000 shares
     issued and outstanding                               60                  60                60
    Common stock, par value $0.10 per share;
         50,000,000 shares authorized;
         27,943,241; 28,172,840
         and 28,212,674 shares issued                  2,794               2,817             2,821
    Capital in excess of par value                    18,825              21,705            22,337
    Retained earnings                                 51,027              45,004            68,352
    Cumulative foreign currency translation
    adjustments                                         210                (245)             (368)
    Treasury stock, at cost, 62,100 shares in 1997        -                 -               (1,475)
                                                  ----------           ----------       ---------------
         Total stockholders' equity                   72,916              69,341            91,727
                                                 ---------------     -------------    --------------

                                               $     189,922        $    179,660       $    248,000
                                                  =============     ============       ============

The accompanying notes are an integral part of these balance sheets.








                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                      May 31,                    May 31,
                                                                                        1996                       1997

NET SALES AND LICENSING FEES                                                  $       82,650            $       116,425
COST OF SALES                                                                         52,915                     73,704
                                                                              --------------            ---------------
GROSS PROFIT                                                                          29,735                     42,721
                                                                              --------------            ---------------

OPERATING EXPENSES:
     Research and development                                                          3,235                      3,897
     Selling                                                                           2,567                      3,256
     General and administrative                                                        2,092                      2,500
     Unusual charges related to acquisitions                                             418                        433
                                                                            ----------------          -----------------
                                                                                       8,312                     10,086
                                                                             ---------------           ----------------

OPERATING  INCOME                                                                     21,423                     32,635
INTEREST EXPENSE, net of capitalized interest of $103 and $133                          (663)                      (861)
OTHER                                                                                    105                         81
                                                                              --------------          -----------------

INCOME  BEFORE INCOME TAXES                                                           20,865                     31,855
PROVISION FOR INCOME TAXES                                                             7,499                     11,293
                                                                               -------------            ---------------
NET INCOME                                                                            13,366                     20,562
DIVIDENDS ON PREFERRED STOCK                                                             (13)                       (18)
                                                                            -----------------        -------------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $      13,353        $         20,544
                                                                                  =============        ================

PRIMARY EARNINGS PER SHARE:

NET INCOME PER SHARE                                                        $          0.46                $            0.71
                                                                            ===============                =================
NUMBER OF SHARES USED IN PRIMARY EARNINGS
     PER SHARE CALCULATIONS                                                           29,328                     29,111
                                                                             ===============            ===============

FULLY DILUTED EARNINGS PER SHARE:

NET INCOME PER SHARE                                                             $          0.44            $           0.68
                                                                                 ===============            ================
NUMBER OF SHARES USED IN FULLY DILUTED EARNINGS
     PER SHARE CALCULATIONS                                                               30,061                     29,992
                                                                                 ===============            ===============

DIVIDENDS PER SHARE                                                              $      0.0225              $           0.03
                                                                                 =============              ================









The accompanying notes are an integral part of these statements.










                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE NINE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                                                        May 31,                 May 31,
                                                                                         1996                     1997

NET SALES AND LICENSING FEES                                                   $     151,380             $      189,167
COST OF SALES                                                                         96,479                    119,933
                                                                              --------------              -------------
GROSS PROFIT                                                                          54,901                     69,234
                                                                              --------------              -------------

OPERATING EXPENSES:
     Research and development                                                          6,748                     10,116
     Selling                                                                           7,165                      9,143
     General and administrative                                                        7,022                      7,839
     Unusual charges related to acquisitions                                           1,063                        940
                                                                             ---------------            ---------------
                                                                                      21,998                     28,038
                                                                               -------------              -------------

OPERATING  INCOME                                                                     32,903                     41,196
INTEREST EXPENSE, net of capitalized interest of $401 and $421                        (1,601)                    (2,083)
OTHER                                                                                    270                        467
                                                                             ---------------             --------------

INCOME  BEFORE INCOME TAXES                                                           31,572                     39,580
PROVISION FOR INCOME TAXES                                                            11,530                     14,073
                                                                              --------------             --------------
NET INCOME                                                                            20,042                     25,507
DIVIDENDS ON PREFERRED STOCK                                                             (25)                       (45)
                                                                            -----------------           ----------------
NET INCOME APPLICABLE TO COMMON SHARES                                        $       20,017                 $     25,462
                                                                              ==============                 ============

PRIMARY EARNINGS PER SHARE:

NET INCOME PER SHARE                                                          $         0.69                  $    0.87
                                                                              ==============               ==============

NUMBER OF SHARES USED IN PRIMARY EARNINGS
     PER SHARE CALCULATIONS                                                           29,032                     29,129
                                                                              ==============               ==============

FULLY DILUTED EARNINGS PER SHARE:

NET INCOME PER SHARE                                                              $          0.69            $         0.85
                                                                                  ===============            ==============
NUMBER OF SHARES USED IN FULLY DILUTED EARNINGS
       PER SHARE CALCULATIONS                                                             29,208                     29,851
                                                                                  ==============             ==============

DIVIDENDS PER SHARE                                                               $         0.06             $        0.075
                                                                                  ==============             ==============








The accompanying notes are an integral part of these statements.






                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)


                                                                                    May 31,                   May 31,
                                                                                      1996                      1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $       20,042             $       25,507
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
 Depreciation and amortization                                                       2,770                      3,691
Changes in current assets and liabilities:
     Receivables                                                                   (75,878)                   (60,845)
     Inventories                                                                   (15,460)                       218
    Prepaid expenses                                                                   (56)                       133
    Accounts payable                                                                 3,044                     (5,316)
    Accrued expenses                                                                45,852                     38,630
    Income taxes payable                                                             4,725                     14,007
Decrease (increase) in intangible and other assets                                     614                       (705)
Other, net                                                                             (82)                       312
                                                                          -----------------          ----------------
         Net cash (used in) provided by operating activities                       (14,429)                    15,632
                                                                             --------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition of business                                                          (1,035)                    -
   Purchases of property and equipment                                              (9,783)                   (10,958)
                                                                             --------------            ---------------
         Net cash used in investing activities                                     (10,818)                   (10,958)
                                                                            ---------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                     (21,698)                   (29,462)
    Payments of long-term debt                                                           -                    (19,070)
   Dividends paid                                                                   (1,684)                    (2,159)
   Proceeds from long-term debt                                                      3,863                     27,130
   Proceeds from short-term debt                                                    40,485                     20,035
    Purchase of common stock                                                          -                        (1,475)
   Proceeds from exercise of stock options and tax benefit
        of stock option exercises                                                    2,081                        636
                                                                            --------------          -----------------
         Net cash provided by (used in) financing activities                        23,047                     (4,365)
                                                                             -------------             ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (2,200)                       309
CASH AND CASH EQUIVALENTS, as of August 31                                           8,192                        560
                                                                            --------------            ---------------
CASH AND CASH EQUIVALENTS, as of May 31                                       $      5,992            $           869
                                                                              ============            ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the nine months for:
         Interest, net of capitalized interest                              $        1,600             $        2,200
         Income taxes                                                       $        6,400            $         2,300



The accompanying notes are an integral part of these statements.












                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except percentages and share amounts)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' (the "Company") business, the results of operations for the three or nine month periods ended May 31, 1996 and 1997, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 1996.

In February 1997, the Board of Directors authorized a 4 for 3 stock split for common and preferred shares outstanding effected in the form of a dividend, with no change in par value per share, distributed on April 11, 1997 to stockholders of record on March 31, 1997. The 4 for 3 split has been reflected in the accompanying financial statements.

Certain  1996   balances  have  been   reclassified   to  conform  to  the  1997
presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", was issued effective for fiscal years beginning after December 15, 1995. The Company currently has no impaired assets and, therefore, was not affected by this statement.

SFAS No. 123, "Accounting for Stock-Based Compensation", was issued effective for fiscal years beginning after December 15, 1995. Under this standard, companies may continue to use the intrinsic value methodology prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", or may apply a fair value methodology used in SFAS No. 123. The
Company is continuing to account for stock-based compensation using the intrinsic method; therefore, SFAS No. 123 will not have an impact on the Company's reported results of operations or financial position. The Company will comply with the disclosure requirements of SFAS No. 123 at its fiscal 1997 year end.

SFAS No. 128, "Earnings per Share", was issued effective for both interim and annual periods ending after December 15, 1997. The Company is currently evaluating the impact of this SFAS on its financial statements. The Company anticipates showing the pro forma effects of this statement in the footnotes to the financial statements as of and for the year ended August 31, 1997 to be included in its Form 10-K. The Company is required to adopt this statement in the first fiscal quarter of 1998 ending on November 30, 1997.

3.  INVENTORIES

Inventories consisted of the following (in thousands):


                                                          May 31,      August 31,           May 31,
                                                           1996              1996             1997

Finished goods                                     $       22,295     $     28,634    $       18,410
Raw materials                                              15,418           13,367            21,888
Growing crops                                                 293              579             1,887
Supplies and other                                            955              814               991
                                                  ---------------   --------------------------------
                                                           38,961           43,394            43,176
Less reserves                                              (2,558)          (1,934)           (1,934)
                                                   ---------------   --------------   ---------------
                                                    $      36,403     $     41,460     $      41,242
                                                    =============     ============     =============

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost.


4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):


                                                       May 31,           August 31,               May 31,
                                                         1996                 1996                  1997

Land and improvements                            $        3,687        $       3,881        $        4,156
Buildings and improvements                               22,081               24,877                29,305
Machinery and equipment                                  28,866               31,409                35,458
Germplasm, breeder and foundation seed                    9,500                9,500                 9,500
Construction in progress                                  5,485                5,840                 7,693
                                                ---------------       ---------------      ---------------
                                                         69,619               75,507                86,112
Less accumulated depreciation                           (19,191)             (20,449)              (23,761)
                                                 ---------------       --------------       ---------------
                                                 $       50,428        $      55,058        $       62,351

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

On July 18, 1996, the United States Department of Justice, Antitrust Division ("USDOJ"), served a Civil Investigative Demand ("CID") on D&PL seeking information and documents in connection with its investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. The CID states that the USDOJ is investigating whether this transaction may have violated the provisions of
Section 7 of the Clayton Act, 15 USC (subsection) 18. D&PL is currently engaged in responding to the CID and is committed to full cooperation with the USDOJ. At the present time, the ultimate outcome of the investigation cannot be predicted.
























ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

Overview

D&PL is primarily engaged in the breeding, production, conditioning and marketing of proprietary varieties of cotton planting seed in the United States and other cotton producing nations. D&PL also breeds, produces, conditions and distributes soybean planting seed in the United States.

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

In 1988, as a component of its long-term growth strategy, the Company began to include in its focus the international marketing of its products, primarily cotton seed. The Company has strengthened and expanded its international staff in order to support its expanding joint venture activities. In foreign countries, cotton acreage is often planted with farmer-saved seed which has not been delinted or treated and is of low overall quality. Management believes that D&PL has an attractive opportunity to penetrate foreign markets because of its widely adaptable, superior cotton varieties, technological know-how in producing and conditioning high-quality seed and brand name recognition. Furthermore, in many countries the Bollgard(TM) technology would be effective and help farmers in those countries to control certain lepidopteran cotton pests.

D&PL sells its products in foreign countries through (i) export sales from the U.S., (ii) direct in-country operations and to a lesser degree (iii) distributors or licensees. The method varies and evolves, depending upon the Company's assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. To date, a majority of the Company's international sales have resulted from exports from the U.S. of the Company's products rather than direct in-country operations.

D&M International, LLC, is a venture formed in 1995 through which D&PL and Monsanto plan to introduce in combination D&PL's acid delinting technology and Monsanto's Bollgard gene technology. D&PL is the managing member of D&M International. In November 1996, D&M International's subsidiary, D&PL China Pte Ltd. concluded negotiations for a joint venture with parties in Hebei Province, one of the major cotton producing regions in the People's Republic of China. The joint venture will be controlled by D&PL China Pte Ltd. In June 1997, construction began on a new cotton seed conditioning and storage facility in Hebei Province, China, under terms of the joint venture agreement. The joint venture expects the new facility to be completed by mid-November 1997. The joint venture anticipates producing in 1997 seed sufficient to plant up to 500,000 acres of Bollgard cotton in Hebei Province in 1998 assuming a normal growing and harvesting season this year. The Company is currently negotiating with potential venture partners in Zimbabwe, Brazil and Argentina and is in exploratory discussions with potential partners in India and Uzbekistan. Prior joint venture negotiations in Turkey and Egypt reached an impasse and have ceased.

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

Acquisitions

In May, 1996, D&PL acquired Ellis Brothers Seed, Inc., Arizona Processing, Inc. and Mississippi Seed, Inc. ( the "Sure Grow Companies") in exchange for stock valued at approximately $70 million on the day of closing. D&PL exchanged 2.1 million shares of its common stock (after the effect of a 4 for 3 stock split) for all outstanding shares of the three companies. The merger was accounted for as a pooling-of-interests. The acquired companies will continue their current operations marketing upland picker cottonseed varieties under their existing brand, Sure Grow. The Sure Grow breeding program will have immediate access to Monsanto's Bollgard and Roundup Ready(R) gene technologies.

In February, 1996, the Company acquired Hartz Cotton, Inc. from Monsanto, which included inventories of cotton planting seed of Hartz upland picker varieties, germplasm, breeding stocks, trademarks, trade names and other assets, for approximately $6.0 million. The consideration consisted primarily of 600,000 shares (after the effect of stock splits) of the Company's Series M Convertible Non-Voting Preferred Stock.

Since the 1940's, the Paymaster(R) and Lankart(R) upland stripper cotton seed varieties have been developed for and marketed primarily in the High Plains. In 1994, D&PL acquired the Paymaster and Lankart cotton planting seed business ("Paymaster"), for approximately $14.0 million. Although the Paymaster varieties are planted on approximately 80% of the estimated 4.0 to 5.0 million cotton acres in the High Plains, only a small portion of that seed is actually sold by Paymaster. Farmer-saved seed and seed from other sources accounted for up to 85% of the seed needed to plant the acreage in this market area. Through 1996 the seed needed to plant the remaining acreage was sold by Paymaster and its 12 sales associates through a certified seed program. Under this program, Paymaster sold parent seed to its contract growers who planted, produced and harvested the progeny of the parent seed, which Paymaster then purchased from the growers. The progeny of the parent seed was then sold by Paymaster to the sales associates who in turn delinted, conditioned, bagged and sold it to others as certified seed. The sales associates paid a royalty to Paymaster on certified seed sales. Beginning in fiscal 1997, unconditioned seed is supplied by Paymaster to contract delinters who delint, condition and bag the seed for a fee. The seed is then sold by Paymaster through its distributors and dealers.

The Company acquired in 1994 from the Supima Association of America ("Supima") certain planting seed inventory,the right to use the Supima(R) trade name and trademark and the right to distribute Pima extra-long (fiber-length) staple cotton varieties. D&PL also entered into a research agreement with Supima's university collaborator that allows D&PL the right of first refusal for any Pima varieties developed under this program which D&PL partially funds. Pima seed is produced, conditioned and marketed directly by D&PL.

Biotechnology

The collaborative biotechnology licensing agreement executed with Monsanto in 1992 and subsequently revised in 1993 and 1996, provides for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") technology in D&PL's varieties. Bt is a bacterium found naturally in soil that produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. This transgenic plant tissue causes the death of certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to D&PL for use under the trade name Bollgard. In D&PL's primary markets, the cost of insecticides is the largest single expenditure for many cotton growers, exceeding the cost of seed. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, Monsanto was notified that the United States Environmental Protection Agency ("EPA") had completed its initial registration of the Bollgard gene technology, thus clearing the way for commercial sales of seed containing the Bollgard gene. In 1996, D&PL commenced commercial sales of two NuCOTN varieties, which contained the Bollgard gene, in accordance with the terms of the D&PL/Monsanto Bollgard Gene License and Seed Services Agreement (the "Agreement"). This initial EPA registration expires on January 1, 2001, at which time the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.

D&PL is also developing transgenic cotton and transgenic soybean varieties that are tolerant to Roundup(R), a herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. In February, 1996, the Company and Monsanto executed the Roundup Ready Gene License and Seed Services Agreement which provides for the commercialization of Roundup Ready cottonseed. D&PL and Monsanto are currently negotiating a commercialization agreement for Roundup Ready soybean seed.

Since 1987, D&PL has conducted research using genes provided by DuPont to develop cotton and soybean plants that are tolerant to certain DuPont ALS7 herbicides. Such plants would enable farmers to apply these herbicides for weed control without significantly affecting the agronomics of the cotton or soybean plants. Since soybean seed containing the ALS herbicide-tolerant trait was not genetically engineered, sale of this seed does not require government approval, although the herbicide to which they express tolerance must be EPA approved. In February, 1996, DuPont and D&PL mutually terminated the cotton commercialization agreement signed in 1994. The termination of this agreement did not materially impact the Company's current results of operations.

Commercial Seed

Seed of all commercial plant species is either varietal or hybrid. D&PL's cotton and soybean seed are varietal and its sorghum and corn seed are hybrids. Varietal plants can be reproduced from seed produced by a parent plant, with the offspring exhibiting only minor genetic variations. The Plant Variety Protection Act ("PVPA") of 1970, as amended in 1994, in essence prohibits, with limited exceptions, purchasers of protected varieties from selling seed harvested from these varieties. Some foreign countries provide similar protection.

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

Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized based on the number of acres estimated to be planted with such seed when the seed is shipped. Domestically, the Company promotes its cottonseed directly to farmers and sells cottonseed through distributors and dealers. All of the Company's domestic seed products are subject to return or credit, which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices of other crops and weather conditions occurring in the spring planting season during the Company's third and fourth quarters. The Company provides for estimated returns as sales occur. To the extent actual returns and actual acreage planted with seed containing the Bollgard and Roundup Ready genes differ from estimates, adjustments to the Company's operating results are recorded when such differences become known, typically in the Company's fourth quarter. All significant returns occur or are accounted for by fiscal year end. International export seed revenues are recognized upon the date seed is shipped or the date letters of credit are cleared, whichever is later. Generally, international export sales are not subject to return.

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

    Further growth in overall profitability will depend on weather conditions, government policies in all countries where the Company sells products, commodity prices, the Company's ability to successfully open new international markets, the Company's ability to successfully continue the development of the High Plains market, the technology partners' ability to obtain timely government approval (and maintain such approval) for additional biotechnology products on which they and the Company are working and the Company's ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to capitalize on these projects may affect future profitability.

    Due to the varying levels of agricultural and social development of the international markets in which the Company operates and because of factors within the particular international markets targeted by the Company, international profitability and growth may be less stable than domestic profitability and growth have been in the past.

See also Item 1, Note 5 concerning certain contingencies.

RESULTS OF OPERATIONS

The following sets forth selected operating data of the Company (in thousands):

                                                  For the Three Months Ended        For the Nine Months Ended

                                                  May 31,            May 31,           May 31,              May 31,
                                                   1996               1997             1996                 1997
                                                ------------------------------    --------------          -------
Operating results -
Net sales and licensing fees                      $  82,650      $ 116,425            $ 151,380           $ 189,167
Gross profit                                         29,735         42,721              54,901               69,234
Operating expenses:
     Research and development                         3,235          3,897                 6,748             10,116
     Selling                                          2,567          3,256                 7,165              9,143
     General and administrative                       2,092          2,500                 7,022              7,839
     Unusual charges related to                         418            433                 1,063                940
acquisitions
Operating income                                     21,423         32,635                32,903             41,196
Income before income taxes                           20,865         31,855                31,572             39,580
Net income applicable to common shares               13,353         20,544                20,017             25,462

The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):


                                                  May 31,                  August 31,              May 31,
                                                   1996                       1996                   1997
                                             ------------------    ------------------    -------------------
Balance sheet summary-
Current assets                                       $ 126,264            $  111,940            $   172,743
Current liabilities                                     97,603                75,966                120,955
Working capital                                         28,661                35,974                 51,788
Property, plant and equipment, net                      50,428                55,058                 62,351
Total assets                                           189,922               179,660                248,000
Outstanding borrowings                                  36,114                34,060                 32,693
Stockholders' equity                                    72,916                69,341                 91,727

Three months ended May 31, 1997, compared to three months ended May 31, 1996:
Net sales and licensing fees increased approximately $33.8 million to $116.4 million from $82.6 million. The increase in net sales and licensing fees is the result of increased unit sales of NuCOTN varieties of cotton seed which contain the Bollgard gene, the first commercial sale of seed containing the Roundup Ready gene and increased unit sales of soybean seed, the positive effects of which were partially offset by lower unit sales of traditional cotton varieties.

Operating expenses increased from $8.3 million in the third fiscal quarter of 1996 to $10.1 million in fiscal 1997. This expected increase is attributable to higher research and transgenic product development costs related to acquisitions in 1996, higher sales and marketing expenses related to transgenic seed products and expenses related to international operations. Operating expenses also include unusual costs associated with the Company's response to the United States Department of Justice investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc.

Interest expense increased by 28% to $0.9 million from $0.7 million due to higher average outstanding borrowings partially offset by lower interest rates during the period.

Nine months ended May 31, 1997, compared to nine months ended May 31, 1996:
Net sales and licensing fees increased approximately $37.8 million to $189.2 million from $151.4 million. The increase in net sales and licensing fees is the result of increased unit sales of NuCOTN varieties of cotton seed which contain the Bollgard gene, initial sales of varieties containing the Roundup Ready gene and increased unit sales of soybean seed, the positive effects of which were partially offset by lower unit sales of traditional cotton varieties.

Operating expenses increased from $22.0 million in 1996 to $28.0 million in 1997. This expected increase is attributable to increased operating expenses related to businesses acquired in 1996, sales and marketing expenses related to transgenic seed products and international operations. Operating expenses also include unusual costs associated with the Company's response to the United States Department of Justice investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc.

Interest expense increased by 31% to $2.1 million from $1.6 million due to higher average outstanding borrowings partially offset by lower interest rates during the period.

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

In November 1995, the Company and a financial institution entered into a new loan agreement that replaced the existing facility. The new agreement (as did the agreement it replaced) provided a base commitment of $15.0 million and a seasonal commitment of $35.0 million. In March 1996, the bank approved an additional seasonal facility of $15.0 million. In June 1996, the base commitment was increased to $30.0 million and the seasonal commitment was reduced to $20.0 million to accommodate the anticipated changes in borrowings related to the acquisition of Sure Grow. In January 1997, the additional seasonal facility was increased from $15.0 million to $25.0 million. At the same time, the base commitment was increased from $30.0 million to $35.0 million and the seasonal commitment was reduced to $15.0 million. The base commitment is a long-term loan that may be borrowed upon at any time and is due January 1, 1999. Both the seasonal commitment and the additional seasonal commitment are working capital loans that may be drawn upon from September 1 through June 30 of each fiscal year and expire January 1, 1999. Commencing in January 1997 and in each January thereafter, the facilities are renewable for another three year term. In February 1997, the bank provided an additional $10.0 million of seasonal availability with an expiration date of May 31, 1997. In April 1997, the base commitment was increased from $35.0 million to $50.0 million. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility and/or commitment fees and to comply with certain financial covenants.

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

Capital expenditures for the third quarter of fiscal 1997 were approximately $3.1 million as the Company continues to facilitate growth in its traditional and transgenic seed products by modifying and upgrading certain of its facilities. This investment strategy included the commencement in 1995 of a special $13.0 million upgrade of the Company's bulk seed stabilization, storage, handling and processing facilities at three of its cottonseed plants. In addition, a cottonseed processing plant acquired in the Paymaster acquisition has been technologically upgraded. Projects for fiscal 1997 include a new fully integrated computer system, a new international and administrative office building and further expansion of facilities in Australia and South Africa. Such expenditures will be funded from cash on hand and borrowings under the Company=s credit facility. Management believes that capital expenditures will be approximately $13.0 to $15.0 million in fiscal 1997, excluding expected capital expenditures for foreign joint ventures which will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary.

In February 1997, the Board of Directors authorized a 4 for 3 stock split for common and preferred shares outstanding effected in the form of a dividend, with no change in par value per share, distributed on April 11, 1997 to stockholders of record on March 31, 1997. The 4 for 3 split has been reflected in the accompanying financial statements. A quarterly dividend rate of $0.03 per share was maintained after the split, which represents a 33% increase in the dividend rate.

In the third quarter of fiscal 1997, the Board of Directors authorized a quarterly dividend of $0.03 per share, paid June 13, 1997 to the stockholders of record on May 31, 1997. It is anticipated that quarterly dividends of $0.03 per share will continue to be paid in the future, although the Board of Directors reviews this policy quarterly. In April 1997, the Board of Directors authorized the repurchase of up to 10% of the common stock outstanding. At May 31, 1997, the number of shares purchased under this authorization was 62,100 for an aggregate purchase price of $1,475,000.

Management   believes  cash  provided  from  operations,   early  payments  from
customers, and borrowings under the loan agreements should be sufficient to meet the Company's fiscal 1997 working capital needs.










PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

      11.01  Computation of Earnings Per Share

(b) Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended May 31, 1997.










                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DELTA AND PINE LAND COMPANY


Date:    July 15, 1997                     /s/ Roger D. Malkin
                                          -------------------
                                          Roger D. Malkin, Chairman and
                                          Chief Executive Officer


Date:     July 15, 1997                   /s/ W. Thomas Jagodinski
                                          ------------------------
                                          W. Thomas Jagodinski,
                                          Vice President - Finance and Treasurer

                                  EXHIBIT 11.01

                        COMPUTATION OF EARNINGS PER SHARE
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FOR THE THREE MONTHS ENDED

                                                              May 31,            May 31,
                                                               1996               1997
                                                          ----------------   ----------------

PRIMARY EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING AT THE BEGINNING OF THE
     PERIOD                                                        27,819             28,194

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK ISSUED DURING THE
     PERIOD                                                            73                  8

WEIGHTED AVERAGE NUMBER OF SHARES
     OF TREASURY STOCK PURCHASED
     DURING THE PERIOD                                                  -               (13)

WEIGHTED AVERAGE NUMBER OF SHARES
     ATTRIBUTED TO OPTIONS                                          1,436                922
                                                          ----------------   ----------------

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK OUTSTANDING
     DURING THE PERIOD FOR COMPUTATION
     OF PRIMARY EARNINGS PER SHARE                                 29,328             29,111
                                                          ================   ================

FULLY DILUTED EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING AT THE BEGINNING OF THE                           27,819             28,194
     PERIOD

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK ISSUED DURING THE
     PERIOD                                                            73                  8

WEIGHTED AVERAGE NUMBER OF SHARES
     OF TREASURY STOCK PURCHASED
     DURING THE PERIOD                                                  -               (13)

WEIGHTED AVERAGE NUMBER OF SHARES
    ATTRIBUTED TO CONVERTIBLE
    PREFERRED STOCK                                                   600                600

WEIGHTED AVERAGE NUMBER OF SHARES
     ATTRIBUTED TO OPTIONS                                          1,569              1,203
                                                          ----------------   ----------------

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK OUTSTANDING
     DURING THE PERIOD FOR COMPUTATION
     OF FULLY DILUTED EARNINGS PER SHARE                           30,061             29,992
                                                          ================   ================

NET INCOME APPLICABLE TO COMMON SHARES                  $          13,353  $          20,544
                                                          ================   ================

NET INCOME PER COMMON SHARE:

     PRIMARY                                            $            0.46  $            0.71
                                                          ================   ================
     FULLY DILUTED                                      $            0.44  $            0.68
                                                          ================   ================




                                  EXHIBIT 11.01

                        COMPUTATION OF EARNINGS PER SHARE
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FOR THE NINE MONTHS ENDED

                                                              May 31,            May 31,
                                                               1996               1997
                                                          ----------------   ----------------

PRIMARY EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING AT THE BEGINNING OF THE
     PERIOD                                                        27,808             28,173

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK ISSUED DURING THE
     PERIOD                                                            33                 17

WEIGHTED AVERAGE NUMBER OF SHARES
     OF TREASURY STOCK PURCHASED
     DURING THE PERIOD                                                  -                (4)

WEIGHTED AVERAGE NUMBER OF SHARES
     ATTRIBUTED TO OPTIONS                                          1,191                943
                                                          ----------------   ----------------

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK OUTSTANDING
     DURING THE PERIOD FOR COMPUTATION
     OF PRIMARY EARNINGS PER SHARE                                 29,032             29,129
                                                          ================   ================

FULLY DILUTED EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING AT THE BEGINNING OF THE                           27,808             28,173
     PERIOD

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK ISSUED DURING THE
     PERIOD                                                            33                 17

WEIGHTED AVERAGE NUMBER OF SHARES
     OF TREASURY STOCK PURCHASED
     DURING THE PERIOD                                                  -                (4)

WEIGHTED AVERAGE NUMBER OF SHARES
    ATTRIBUTED TO CONVERTIBLE
    PREFERRED STOCK                                                   271                600

WEIGHTED AVERAGE NUMBER OF SHARES
     ATTRIBUTED TO OPTIONS                                          1,096              1,065
                                                          ----------------   ----------------

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK OUTSTANDING
     DURING THE PERIOD FOR COMPUTATION
     OF FULLY DILUTED EARNINGS PER SHARE                           29,208             29,851
                                                          ================   ================

NET INCOME APPLICABLE TO COMMON SHARES                  $          20,017  $          25,462
                                                          ================   ================

NET INCOME PER COMMON SHARE:

     PRIMARY                                            $            0.69  $            0.87
                                                          ================   ================
     FULLY DILUTED                                      $            0.69  $            0.85
                                                          ================   ================

