Form 10-K
period 1997-08-31
DELTA & PINE LAND CO
filed 1997-11-25
CIK 902277

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                              Form 10-K

     X   Annual Report  Pursuant to Section 13 or 15(d) of the Securities
 --------Exchange Act of 1934 for the fiscal year ended August 31, 1997

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:    000-21788


                                DELTA AND PINE LAND COMPANY
                   (Exact name of registrant as specified in its charter)

Delaware                                    62-1040440
(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)

One Cotton Row, Scott, Mississippi                                   38772
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (601) 742-4500

              Securities  registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
Title of each class                                on which registered
Common Stock,$0.10 par value                       New York Stock Exchange, Inc.



             Securities  registered pursuant to Section 12(g) of the Act:

                                     None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes   X                 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on November 10, 1997, as reported on the New York Stock Exchange, was approximately $643,405,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 20, 1997, Registrant had outstanding 37,720,978 shares of Common Stock.

                                         DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Delta and Pine Land Company Proxy Statement for the annual meeting of stockholders on February 26, 1998. (Items 10, 11, 12 and 13 of Part III.)

                                                        PART I

ITEM 1.         BUSINESS

Delta and Pine Land Company and subsidiaries ("D&PL" or the "Company"), a Delaware corporation, is primarily engaged in the breeding, production, conditioning and marketing of proprietary varieties of cotton planting seed in the United States and other cotton producing nations. D&PL also breeds, produces, conditions and distributes soybean planting seed in the United States.

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

In 1980, D&PL added soybean seed and in 1988 hybrid sorghum seed to its product line. In 1988, D&PL also commenced distributing corn hybrids acquired from others. In 1995, the Company sold its corn and sorghum business to Mycogen Plant Science, Inc. ("Mycogen"). D&PL and Mycogen entered into a joint marketing agreement whereby both companies sold D&PL's remaining corn and sorghum varieties through 1997. The two parties will exchange certain operating facilities in the future upon the satisfactory completion of environmental site assessments and remediation procedures as necessary.

In the 1980's, as a component of its long-term growth strategy, the Company began to market its products, primarily cotton seed, internationally. The Company has strengthened and expanded its international staff in order to support its expanding joint venture activities. In foreign countries, cotton acreage is often planted with farmer-saved seed which has not been delinted or treated and is of low overall quality. Management believes that D&PL has an attractive opportunity to penetrate foreign markets because of its widely adaptable, superior cotton varieties, technological know-how in producing and conditioning high-quality seed and brand name recognition. Furthermore, in many countries the Bollgard(TM) gene technology licensed from Monsanto Company ("Monsanto") would be effective and help farmers in those countries to control certain lepidopteran cotton pests.

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

In 1997, D&PL announced a production and cost optimization program aimed to improve operating efficiencies. The Company expects this program will reduce its unit cost of production and reduce the operating expense growth rate in future years. As part of this program, the Company idled three of its higher cost delinting facilities and reduced its work force at these facilities. The Company plans to reduce its work force further with a voluntary early retirement plan. D&PL believes its reconfigured production capabilities will allow it to continue to meet the accelerating demand for its insect resistant and herbicide tolerant transgenic products on a cost efficient basis to the farmer.

Employees

As of October 31, 1997, the Company employed a total of 580 full time employees worldwide. Due to the seasonality of the business, the Company utilizes seasonal employees in its delinting plants and its research and foundation seed programs. The maximum number of seasonal employees approximates 260 and typically occurs in October and November of each year. The Company considers its employee relations to be good.

Acquisitions

In 1996, D&PL acquired Ellis Brothers Seed, Inc., Arizona Processing, Inc. and Mississippi Seed, Inc., which own the outstanding common stock of Sure Grow
Seed, Inc., (the "Sure Grow Companies") in exchange for stock valued at approximately $70 million on the day of closing. D&PL exchanged 2.8 million shares of its common stock (after all stock splits effected through November
1997) for all outstanding shares of the three companies. The merger was accounted for as a pooling-of-interests. The acquired companies have continued to market upland picker cotton seed varieties under their existing brand, Sure Grow. Additionally, the Sure Grow breeding program now has access to Monsanto's Bollgard and Roundup Ready(R) gene technologies.

In 1996, the Company acquired Hartz Cotton, Inc. from Monsanto, which included inventories of cotton planting seed of Hartz upland picker varieties, germplasm, breeding stocks, trademarks, trade names and other assets, for approximately $6.0 million. The consideration consisted primarily of 800,000 shares (after all stock splits effected through November 1997) of the Company's Series M
Convertible Non-Voting Preferred Stock. Additional shares may be issued to Monsanto depending on the sales and profitability levels achieved by the product line acquired.

Since the 1940's, the Paymaster(R) and Lankart(R) upland stripper cotton seed varieties have been developed for and marketed primarily in the High Plains of Texas and Oklahoma ("High Plains"). In 1994, D&PL acquired the Paymaster and Lankart cotton planting seed business ("Paymaster"), for approximately $14.0 million. Although the Paymaster varieties are planted on approximately 80% of the estimated 4.0 to 5.0 million cotton acres in the High Plains, only a small portion of that seed is actually sold by Paymaster. Farmer-saved seed accounted for up to 85% of the seed needed to plant the acreage in this market area. Through 1996 the seed needed to plant the remaining acreage was sold by Paymaster and its 12 sales associates through a certified seed program. Under this program, Paymaster sold parent seed to its contract growers who planted, produced and harvested the progeny of the parent seed, which Paymaster then purchased from the growers. The progeny of the parent seed was then sold by Paymaster to the sales associates who in turn delinted, conditioned, bagged and sold it to others as certified seed. The sales associates paid a royalty to Paymaster on certified seed sales. Beginning in fiscal 1997, D&PL's operations department, in addition to producing parent seed, commenced delinting, conditioning and bagging unconditioned seed. Unconditioned seed is also supplied by D&PL to a limited number of contract processors who delint, condition and bag seed for a fee. This finished seed is sold by Paymaster as registered seed to distributors and dealers.

The Company acquired in 1994 from the Supima Association of America ("Supima") certain planting seed inventory, the right to use the Supima(R) trade name and trademark and the right to distribute Pima extra-long staple (fiber-length) cotton varieties. D&PL also entered into a research agreement with Supima's university collaborator that allows D&PL the right of first refusal for any Pima varieties developed under this program which D&PL partially funds. Pima seed is produced, conditioned and sold by D&PL to distributors and dealers.

Biotechnology

Collaborative biotechnology licensing agreements which were executed with Monsanto in 1992 and subsequently revised in 1993 and 1996, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in D&PL's varieties. The selected Bt is a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. This transgenic plant tissue causes the death of certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to D&PL for use under the trade name Bollgard. In D&PL's primary markets, the cost of insecticides is the largest single expenditure for many cotton growers, exceeding the cost of seed. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, Monsanto was notified that the United States Environmental Protection Agency ("EPA") had completed its initial registration of the Bollgard gene technology, thus clearing the way for commercial sales of seed containing the Bollgard gene. In 1996, D&PL sold commercially for the first time two NuCOTN varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") between the Company and Monsanto. This initial EPA registration expires on January 1, 2001, at which time the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.

D&PL has also developed transgenic cotton and transgenic soybean varieties that are tolerant to Roundup(R) , a herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. In February 1996, the Company and Monsanto executed the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") which provides for the commercialization of Roundup Ready cotton seed. In February 1997, the Company and Monsanto executed the Roundup Ready Soybean License
Agreement (the "Roundup Ready Soybean Agreement") which provides for the commercialization of Roundup Ready soybean seed.

Since 1987, D&PL has conducted research using genes provided by DuPont to develop soybean plants that are tolerant to certain DuPont ALS(R) herbicides. Such plants enable farmers to apply these herbicides for weed control without significantly affecting the agronomics of the soybean plants. Since soybean seed containing the ALS herbicide-tolerant trait was not genetically engineered, sale of this seed does not require government approval, although the herbicide to which they express tolerance must be EPA approved.

The Company has agreements with other providers of technology that the Company is evaluating for potential commercial applications and/or introduction. The Company also contracts with third parties to perform research on the Company's behalf for germplasm protection techniques and enabling technologies that the Company believes have potential commercial applications in varietal crops around the world. The Company's aggregate research and development costs were $13.7 million, $9.8 million and $6.6 million during 1997, 1996 and 1995, respectively.

Commercial Seed

Seed of all commercial plant species is either varietal or hybrid. D&PL's cotton and soybean seed are varietals. Varietal plants can be reproduced from seed produced by a parent plant, with the offspring exhibiting only minor genetic variations. The Plant Variety Protection Act of 1970, as amended in 1994, in essence prohibits, with limited exceptions, purchasers of varieties protected under the amended Act from selling seed harvested from these varieties without permission of the plant variety protection owner. Some foreign countries provide similar protection.

Although cotton is varietal and, therefore, can be grown from seed of parent plants saved by the growers, most farmers in D&PL's primary domestic markets purchase seed from commercial sources each season because cotton seed requires delinting in order to be sown by modern planting equipment. Delinting and conditioning may be done either by a seed company on its proprietary seed or by independent delinters for farmers. Modern cotton farmers in upland picker areas generally recognize the greater assurance of genetic purity, quality and convenience that professionally grown and conditioned seed offers compared to seed they might save.

In connection with its seed operations, the Company also farms approximately 2,600 acres, primarily for production of cotton and soybean foundation seed. The Company has annual agreements with various growers to produce seed for cotton and soybeans. The growers plant parent seed purchased from the Company and follow quality assurance procedures required for seed production. If the grower adheres to established Company quality assurance standards throughout the growing season and if the seed meets Company standards upon harvest, the Company may be obligated to purchase specified minimum quantities of seed, usually in its first and second fiscal quarters, at prices equal to the commodity market price of the seed plus a grower premium. The Company then conditions the seed for sale.

The majority of the Company's sales are made from early in the second fiscal quarter through the beginning of the fourth fiscal quarter. Varying climatic conditions can change the quarter in which seed is delivered, thereby shifting sales and the Company's earnings between quarters. Thus, seed production, distribution and sales are seasonal and interim results will not necessarily be indicative of the Company's results for a fiscal year.

Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized based on the number of acres estimated to be planted with such seed when the seed is shipped. Domestically, the Company promotes its cotton and soybean seed directly to farmers and sells its seed through distributors and dealers. All of the Company's domestic seed products are subject to return or credit, which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices of other crops and weather conditions occurring in the spring planting season during the Company's third and fourth quarters. The Company provides for estimated returns as sales occur. To the extent actual returns and actual acreage planted with seed containing the Bollgard and Roundup Ready genes differ from estimates, adjustments to the Company's operating results are recorded when such differences become known, typically in the Company's fourth quarter. All significant returns occur or are accounted for by fiscal year end. International export seed revenues are recognized upon the date seed is shipped or the date letters of credit are cleared, whichever is later. Generally, international export sales are not subject to return.

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

      Domestic demand for D&PL's seed will be affected by government programs and, most importantly, by weather. Demand for seed is also influenced by commodity prices and the demand for a crop's end-uses such as textiles, animal feed, food and raw materials for industrial use. These factors, along with weather, influence the cost and availability of seed for subsequent seasons. Weather impacts crop yields, commodity prices and the planting decisions that farmers make regarding both original planting commitments and, when necessary, replanting levels.

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

      Overall profitability will depend on weather conditions, government policies in all countries where the Company sells products, worldwide commodity prices, the Company's ability to successfully open new international markets, the Company's ability to successfully continue the development of the High Plains market, the technology partners' ability to obtain timely government approval (and maintain such approval) for existing and for additional biotechnology products on which they and the Company are working and the Company's ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to successfully complete these projects may affect future profitability.

      Due to the varying levels of agricultural and social development of the international markets in which the Company operates and because of factors within the particular international markets targeted by the Company, international profitability and growth may be less stable than domestic profitability and growth have been in the past.

See "Risks and Uncertainties" in Item 7.

ITEM 2.   PROPERTIES

D&PL maintains facilities primarily used for research, delinting, conditioning, storage and distribution. The Company's headquarters and other facilities are located in Scott, Mississippi. This location is used for corporate offices, quality assurance, research and greenhouse space, and storage.

The Company's other owned cotton seed delinting, conditioning and storage facilities are in: Centre, Alabama; Chandler, Arizona (on leased land); Eloy, Arizona; Hollandale, Mississippi; Shelby, Mississippi; Tunica, Mississippi; Aiken, Texas and Lubbock, Texas. The Company has soybean processing plants in Harrisburg, Arkansas and Centre, Alabama. The Company also owns cotton seed delinting facilities in Narromine, New South Wales, Australia, and Groblersdal, South Africa and through a Chinese joint venture, a delinting plant under construction (scheduled completion is November 1997) in Shijiazhuang, Hebei, China. The Company leases land in Catamarca, Argentina on which a delinting plant is situated. The Company's delinting and conditioning facilities in Scott, Mississippi, Centre, Alabama, and Tunica, Mississippi have been idled in conjunction with the production and cost optimization program discussed in Item 1.

The Company's plant breeders conduct research at eight facilities in the United States, five of which are owned by the Company and three of which are leased. The Company also leases research facilities in Australia and Paraguay. In connection with its foundation seed program, the Company leases land in the United States, Argentina, and South Africa. All owned properties are free of encumbrances except the Centre, Alabama site, which was mortgaged prior to being acquired in the Sure Grow transaction.

Management believes that all of D&PL's facilities, including its conditioning, storage and research facilities, are well maintained and generally adequate to meet its needs for the foreseeable future. (See "Liquidity and Capital Resources" in Item 7 and discussion of the production and cost optimization program in Item 1.)








PRINCIPAL COMPANY LOCATIONS, AFFILIATES AND SUBSIDIARIES:

World Headquarters ........................Operations Facilities
Scott, Mississippi, USA .............   .  Scott, Mississippi, USA
                                           Hollandale, Mississippi, USA
Research Centers .......................   Shelby, Mississippi, USA
Scott, Mississippi, USA ................   Tunica, Mississippi, USA
Leland, Mississippi, USA ...............   Centre, Alabama, USA
Casa Grande, Arizona, USA ..............   Chandler, Arizona, USA
Chandler, Arizona, USA .................   Eloy, Arizona, USA
Stuttgart, Arkansas, USA ...............   Harrisburg, Arkansas, USA
Hartsville, South Carolina, USA ........   Aiken, Texas, USA
Hale Center, Texas, USA ...................Lubbock, Texas, USA
Lubbock, Texas, USA .......................Catamarca, Argentina
Goondiwindi, Queensland, Australia ........Narromine, New South Wales, Australia
Asuncion, Paraguay ..............          Shijiazhuang, Hebei, People's
                                           Republic of China
                                           Groblersdal, South Africa

                                           Foreign Offices
                                           Catamarca, Argentina
                                           Narrabri, New South Wales, Australia
                                           Beijing, People's Republic of China
                                           Shijiazhuang, Hebei, People's
                                           Republic of China
                                           Larissa,  Greece
                                           Mexicali, Mexico
                                           Mexico City, Mexico
                                           Zoetermeer, The Netherlands
                                           Asuncion, Paraquay
                                           Groblersdal, South  Africa
                                           Seville, Spain
                                           Adana, Turkey
                                           Izmir, Turkey


ITEM 3.   LEGAL PROCEEDINGS

Between August 1997 and October 1997, numerous farmers filed arbitration claims against the Company and Monsanto Company ("Monsanto") with state agencies, primarily Mississippi. The complainants allege that Roundup Ready seed marketed by the Company failed to perform as anticipated resulting in deformed or missing bolls and some further assert substantial yield losses in their 1997 crops. The Company and Monsanto are presently investigating these claims to determine the cause or causes of the problems alleged. Pursuant to the terms of the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Agreement") between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims. Pursuant to the Roundup Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of failure of the Roundup Ready glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claims involving defective varietal characteristics separate from or in addition to failure of the herbicide-tolerance gene. D&PL believes that these claims will be resolved without any material impact on the Company's financial statements.

The Company, Monsanto and other third parties were named as defendants in a lawsuit filed in the District Court of Falls County, Texas, in August 1996. Another lawsuit was filed in October 1996, in the District Court for Natchitoches Parish, Louisiana. A second Texas lawsuit brought in 1996 was settled in 1997 with no material impact on the Company or its financial statements. In the two remaining cases, the plaintiffs allege, among other things, that D&PL's NuCOTN varieties, which contain Monsanto's Bollgard(TM) gene, did not perform as these farmers had anticipated and, in particular, did not fully protect their cotton crops from certain lepidopteran insects. Pursuant to the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims. Some of these claims for failure of the Bollgard gene are subject to a duty of defense by Monsanto and prorata indemnification under the Bollgard Agreement. Under the applicable indemnity provisions of the Bollgard Agreement, defense costs and liability to the plaintiffs on any failure of the technology would be apportioned 71% to Monsanto and 29% to D&PL. Some of the claims in this litigation concern failure of Monsanto's express warranties relating to insect resistance and those claims may not be within the scope of D&PL's indemnity obligation to Monsanto. On the other hand, some of the claims made in the litigation concern the quality of seed and seed coat treatments, or other varietal aspects of NuCOTN, not involving failure of performance of the Bollgard gene or express representations with respect thereto and, therefore, may not be within the scope of Monsanto's indemnity obligation to D&PL. D&PL intends to cooperate with Monsanto in its anticipated vigorous defense of these suits. D&PL believes that these suits will be resolved without any material impact on the Company's financial statements.

In October 1996, Mycogen Plant Science, Inc. ("Mycogen") and Agrigenetics, Inc. filed a lawsuit in U.S. District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's recently issued patents have been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit seeks injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. Pursuant to the terms of the Bollgard Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims and certain other losses and costs. Due to Monsanto's obligation to indemnify D&PL, the Company believes that the resolution of this matter will not have a material impact on the Company or its financial statements.

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $900,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have material impact on the Company or its financial statements. The Company continues to offer seed for sale in Guatemala.

The Company is involved in various other claims arising in the normal course of business. Management believes such matters will be resolved without any material effect on the Company's financial position or its results of operations.

On July 18, 1996, the United States Department of Justice, Antitrust Division ("USDOJ"), served a Civil Investigative Demand ("CID") on D&PL seeking information and documents in connection with its investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. (which own the outstanding common stock of Sure Grow Seed, Inc). The CID states that the USDOJ is investigating whether these transactions may have violated the provisions of Section 7 of the Clayton Act, 15 USC ss. 18. D&PL has responded to the CID, employees have been examined by the USDOJ, and D&PL is committed to full cooperation with the USDOJ. At the present time, the ultimate outcome of the investigation cannot be predicted.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of 1997.

                                                       PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From June 1993 through December 15, 1995, the stock of the Company was traded on the NASDAQ National Market under the trading symbol COTN. On December 18, 1995, the Company's stock began trading on the New York Stock Exchange under the trading symbol DLP. The range of closing prices for these shares for the last two fiscal years, as reported by the respective markets after adjustment for all stock splits, was as follows:

Common Stock Data*           1st Qtr    2nd Qtr      3rd Qtr           4th Qtr
------------------           -------    -------      -------           -------

   1997
   Market Price Range  - Low $ 15.25   $ 17.44       $ 16.31           $ 16.03
                       - High  22.36     22.79         22.79             29.63

   1996
   Market Price Range  - Low $  8.37   $ 10.76       $ 17.95           $ 13.36
                       - High  11.32     17.61         27.42             24.47

* Amounts have been adjusted for all stock splits through November 20, 1997.

In October 1995, the Board of Directors authorized a 4 for 3 stock split for common shares outstanding effected in the form of a dividend, with no change in the par value per share, distributed on December 15, 1995, to the stockholders of record on December 1, 1995. In March 1996, the Board of Directors authorized a 3 for 2 stock split for common and preferred shares outstanding effected in the form of a dividend, with no change in par value per share, distributed on April 15, 1996, to stockholders of record on March 29, 1996. In February 1997, the Board of Directors authorized a 4 for 3 stock split for common and preferred shares outstanding effected in the form of a dividend, with no change in par value per share, distributed on April 11, 1997 to stockholders of record on March 31, 1997. In October 1997, the Board of Directors authorized a 4 for 3 stock split for common and preferred shares outstanding effected in the form of a dividend, with no change in the par value per share, distributed on November 20, 1997 to the stockholders of record on November 10, 1997. All stock splits described above have been reflected in the accompanying financial statements and elsewhere in this Annual Report.

Dividends of $0.062 per share (after effect of stock splits) were paid in 1996 and dividends of $0.078 per share were paid in 1997. The Board of Directors maintained the quarterly dividend rate of $0.03 per share after each of the above splits which in effect increased the dividend paid by approximately 75% between 1995 and 1997. It is anticipated that quarterly dividends of $0.03 per share will continue to be paid in the future, although the Board of Directors reviews this policy quarterly. Aggregate dividends paid in 1996 were $2.3 million. Aggregate dividends paid in 1997 were $3.0 million and should approximate $4.5 million in 1998.

On November 20, 1997, there were approximately 5,000 shareholders of the Company's 37,720,978 outstanding shares.

ITEM 6.   SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS    (In thousands, except percentages and per share amounts)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
YEAR ENDED AUGUST 31,              1993     1994     1995     1996     1997
--------------------------------------------------------------------------------

Operating Results :
Net sales and licensing fees       $77,605  $80,602  $98,950  $153,271  $183,249
Special charges and unusual charges
    related to acquisitions(1)        -         -        -       1,418    20,700
Net income applicable to common
    shares                           8,618    7,827   10,935    15,237     6,850
--------------------------------------------------------------------------------

Balance Sheet Summary:
Current assets                     $23,979  $29,269  $36,296  $111,940  $145,449
Current liabilities                 17,634   18,833   24,695    75,966   112,524
Working capital                      6,345   10,436   11,601    35,974    32,925
Total assets                        50,958   72,394   87,542   179,660   220,656
Long-term debt                       1,104   14,047   12,814    31,465    30,572
Stockholders' equity                31,593   38,024   47,860    69,341    72,531
--------------------------------------------------------------------------------

Per Share Data:
Net income applicable to
  common shares - Primary           $ 0.25   $ 0.21   $ 0.29    $ 0.39    $ 0.18
Book value                            0.92     1.03     1.27      1.80      1.86
Cash dividends                          -     0.045    0.045     0.062     0.078
Weighted average number of shares
  used in per share
  calculations - Primary (2)        34,497   37,065   37,540    38,592    38,896
--------------------------------------------------------------------------------




(1) In 1997 the Company announced a production and cost optimization program which resulted in the Company taking a special charge of $19.0 million along with $1.7 million related to nonrecurring charges related to acquisitions.
(2) Weighted average number of shares data adjusted to reflect 4 for 3 stock split in April 1997 and 4 for 3 split announced in October 1997 to the shareholders of record on November 10, 1997 distributed November 20, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Increased second year sales of the Company's transgenic cotton varieties containing the Bollgard gene technology, the first commercial sales of D&PL cotton varieties containing the Roundup Ready gene technology, and the commencement of the conversion of sales of Paymaster stripper varieties from a certified seed program to direct sales by the Company are the major causes of D&PL reporting record sales despite the fact that acreage planted in cotton in the U.S. declined to 13.9 million acres from 1996 levels of 14.7 million acres. The cold wet weather during the cotton planting season contributed to the reduction in cotton acreage planted well below initial USDA and Company estimates. The Company sold sufficient quantities of seed containing the Bollgard gene to plant 2.5 million acres of which about 100,000 acres were ultimately plowed down or replanted resulting in final net billable Bollgard acres of 2.4 million, a 33% increase over 1996 levels. Net billable Roundup Ready acres in 1997 were 800,000. International cotton seed sales and domestic soybean unit sales also increased 18% and 41%, respectively.

In 1997,  D&PL  announced a program to optimize  production  and cost  operating efficiencies which will include the idling of three of its less efficient delinting plants, the write down of assets whose value has been impaired as a result of implementing the plan, plant consolidation costs relating to implementation of a new process manufacturing system and costs to phase out certain products. Two plants acquired in the 1996 Sure Grow merger and the Scott, Mississippi delinting plant (the Company's oldest, least efficient plant) have been idled. The Company plans to reduce its domestic work force in total by up to 15%, including those affected by the plant closings, by offering an early retirement program to all employees who meet certain age and years of service criteria. The Company expects the production and cost optimization plan, after its full implementation in fiscal 1998, to result in moderate savings in 1998 and up to $9,000,000 in savings in fiscal 1999 and annually thereafter.

D&M International, LLC, is a venture formed in 1995 through which D&PL (the managing member) and Monsanto plan to introduce in combination D&PL's acid delinting technology and Monsanto's Bollgard gene technology. In November 1995, D&M International, LLC formed a subsidiary, D&PL China Pte Ltd. ("D&PL China"). In November 1996, D&PL China concluded negotiations with parties in Hebei Province, one of the major cotton producing regions in the People's Republic of China, to form Hebei Ji Dai Cotton Seed Technology Company Ltd. ("Ji Dai"), a joint venture controlled by D&PL China. In June 1997, Ji Dai commenced construction of a new cotton seed conditioning and storage facility in Hebei, China, under terms of the joint venture agreement. The new facility is expected to be completed in November 1997. During the 1997 growing season, the joint venture harvested sufficient seed (assuming normal production runs) to produce seed sufficient to plant up to 500,000 acres of Bollgard cotton in Hebei in 1998.

The Company reached an agreement with parties in Zimbabwe to form a joint venture that will provide high quality acid delinted seed to farmers in Zimbabwe. Initially, the plant will continue to process and sell locally developed and owned varieties which will be genetically transformed so they contain the Bollgard gene technology and potentially other technologies developed in the future. The introduction of these technologies into locally developed germplasm is expected to provide both large commercial growers as well as the small communal growers a significant economic advantage over those who don't use these technologies. This project is presently on hold pending Zimbabwean government approval.

The Company and parties in Latin America are negotiating to form joint ventures that will process locally, and/or form distributorships that will import, acid delinted cotton seed for sale in certain Latin America countries. Initial plans call for the introduction of D&PL transgenic varieties which have already performed well in these countries as well as the transformation of locally developed germplasm into varieties that contain the Bollgard gene technology and potentially other new technologies. The ventures will also evaluate for suitability D&PL germplasm developed in the Southern Hemisphere and elsewhere.

The Company's recently completed delinting plants in South Africa and Argentina processed for the first time foundation seed grown in these countries. Such seed was exported to the U.S. for sale in the Spring of 1997. The use of Southern Hemisphere winter nurseries and seed production programs such as these can dramatically accelerate the introduction of new varieties since D&PL can raise at least two crops per year by taking advantage of the Southern Hemisphere growing season. Through these locations, the Company is also evaluating local market opportunities for the Company's cotton and, where feasible, soybean seed varieties.

The results of operations of D&PL's wholly owned Australian subsidiary continue to be disappointing. Although the Company began selling seed containing the Bollgard gene (Ingard(TM) in Australia) in 1997, operating results and product market share remain at unacceptable levels. The Company, through its Australian operations, is identifying smaller potential export markets for the Company's products throughout Southeast Asia. The adaptability of the Company's germplasm must be evaluated before such sales can be made and the recent instability of the economies in some of the countries in this region will make successful market development a challenge.

The Company's 1996 reorganization of its business among its key operating units including Deltapine, Paymaster (which includes the stripper varieties acquired in 1994 and the Hartz varieties acquired in 1996), Sure Grow and International, has been in effect for over one year now. This new structure has created healthy competition among the brands, particularly in the sales and research and development areas.

In 1997, the Company's total operating expenses increased to $34.8 million before special charges, from $28.6 million, before special charges, in 1996 and $23.8 million in 1995. International operating expenses are expected to increase about $4.0 million in 1998 due to new international ventures and domestic operating expenses are expected to increase about $5.0 million. The Company's ability to achieve its 1998 domestic financial targets will be dependent on the total planted acres of cotton, the number of acres planted with cotton seed containing the Bollgard and Roundup Ready technologies (either in a single gene construct or in a stacked gene combination), the successful conversion of the stripper markets in the High Plains and additional soybean seed sales of conventional and Roundup Ready varieties.

The major capital improvement program started in 1994 to more efficiently and effectively process and handle the Company's products is now complete. The major projects completed in fiscal 1997 include the purchase and implementation of a fully integrated process manufacturing system that will process data for all functional areas of the Company, a major computer hardware upgrade in 1997 with another planned in the first quarter of 1998, as well as precision electronic seed treating equipment at three locations and a new international and administrative office building at the Company headquarters in Scott, Mississippi. In 1998, domestic capital investment is expected to return to about $7.5 million. Offshore investments, which will be financed in part by D&PL's technology and joint venture partners, are expected to range from $6.0 million to $8.0 million (although this range could change depending on the outcome and timing of various projects).

The Company is currently addressing its "Year 2000" computer software issues and has formulated a plan to resolve these matters. Management believes the Company's applications on operating systems software will be Year 2000 compliant before 2000. The Company expects no material costs or interruptions to its operations because a significant portion of the Company's software was replaced by the purchase of computer software that is already Year 2000 compliant.

NET SALES AND LICENSING FEES

In 1997, D&PL's consolidated net sales and licensing fees increased 19.5% to $183.2 million, from 1996 sales of $153.3 million. This increase is primarily the result of increased Bollgard licensing fees over 1996 and licensing fees received from the first sale of commercial quantities of Roundup Ready cotton seed. Domestic picker cotton seed unit sales decreased by 4.5% while domestic stripper cotton seed units increased 279.6% (due to the conversion of the High Plains market) despite a 5.4% reduction in the total number of cotton acres planted in the U.S. to 13.9 million from 14.7 million. Net billable Bollgard acres increased to 2.4 million in 1997 from 1.8 million in 1996. Net billable Roundup Ready acres were 0.8 million in 1997. Soybean unit sales also increased 40.9% over 1996 primarily due to an increase in planted acres which resulted in part from cold, wet weather during early in the planting season when cotton is typically planted and higher soybean prices.

International sales increased to $14.9 million in 1997 from $12.6 million in 1996, primarily attributable to licensing fees received from sales in Australia and Mexico of D&PL's NuCOTN varieties containing Monsanto's Bt gene, the positive effects of which were partly offset by reduced export sales.

In 1996, consolidated net sales and licensing fees increased 55.0% to $153.3 million, from 1995 sales of $98.9 million. This increase is primarily the result of Bollgard licensing fees received from the first year of commercial sales of NuCOTN. There was also an increase in soybean sales of 35% and an increase in commercialization fees of $3.4 million in 1996 over the $1.2 million received in 1995. The effects of these positive developments were partially offset by a 14.5% decrease in domestic cotton seed unit sales resulting from a 13.0% reduction in the number of total cotton acres planted in the U.S. to 14.7 million from 16.9 million. In 1996, the dynamics of the Freedom to Farm Bill coupled with higher corn prices contributed to the decline in cotton acreage.

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

GROSS PROFIT

D&PL's consolidated gross profit after special charges was $55.5 million in 1997 compared to $55.8 million in 1996. Special charges of $11.5 million were recorded in 1997 as a result of the optimization program discussed in Item 1, the negative impact of which was offset by increased unit sales and increased licensing fees. Gross margin (expressed as a percentage of sales) before special charges was consistent between 1997 and 1996.

Consolidated gross profit increased 29.8% in 1996 to $55.8 million from $43.0 million in 1995. This increase is primarily attributable to NuCOTN sales and the related Bollgard licensing fees. Gross margin decreased to 36.4% in 1996 from 43.5% in 1995. The decline in gross margin results from recording the Bollgard licensing fees charged to the grower as a component of sales, net of estimated distributor and dealer commissions, coupled with recording the 71% due to D&PL's technology partner as a component of cost of sales with the residual 29% included as gross profit.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 39.8% to $13.7 million in 1997 from $9.8 million in 1996. The increase was primarily the result of additional transgenic costs associated with evaluation of new technologies, transformation of the Company's Sure Grow and Paymaster product lines, increased Technical Service Department costs, increased varietal testing in certain international markets and further expansion of research programs related to international activities.

Research and development expenses increased 48.5% to $9.8 million in 1996 from $6.6 million in 1995. The increase in research and development costs was primarily the result of the addition of the Hartz research program, added Technical Service Department costs, additional transgenic costs and increased international activities.

SELLING EXPENSES

Selling expenses increased 18.1% to $11.1 million in 1997 from $9.4 million in 1996. The increase was primarily due to the expansion of sales and marketing departments for the Paymaster Division and the International Division, primarily Australia.

Selling expenses increased 24.0% to $9.4 million in 1996 from $7.6 million in 1995. The increase was primarily due to the addition of a telemarketing department, the development and maintenance of a farmer database, and the formation and/or expansion of sales and marketing departments in Australia, at Paymaster and in the International division.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 7.4% to $10.1 million in 1997 from $9.4 million in 1996. The increase is primarily attributable to the expansion of the Company's information systems department, and additional staff for the International and Paymaster Divisions.

General and administrative expenses for 1996 decreased by 2.0% to $9.4 million as compared to $9.6 million in 1995.

SPECIAL CHARGES AND UNUSUAL CHARGES RELATED TO ACQUISITIONS

In connection  with the production and cost  optimization  program  discussed in
Item 1, the Company recorded a special charge of $19.0 million in 1997 of which $11.5 million was included in cost of sales and $7.5 million was included in operating expenses. These charges include costs associated with the plan to optimize operating efficiencies, plant consolidation costs, costs to phase out certain products, the write down of assets whose value has been impaired as a result of the plan and, to a lesser extent, severance costs. In connection with the merger with the Sure Grow Companies and the acquisition of Hartz Cotton, Inc., the Company recorded one-time charges of approximately $1.7 million and $1.4 million during fiscal 1997 and 1996, respectively, for costs associated with these transactions including legal costs incurred in connection with the U.
S. Department of Justice's review.

INTEREST EXPENSE

Interest  expense  decreased  8.3% to $2.2  million in 1997 from $2.4 million in
1996  due  primarily  to  lower  interest  rates  partially   offset  by  higher
outstanding borrowings.

Interest expense increased 20.0% to $2.4 million in 1996 from $2.0 million in 1995 due primarily to higher average outstanding borrowings.

OTHER

In 1997 and 1996, other income was comprised primarily of gains on sales of fixed assets and accounts payable discounts received for early payments. In 1995, the Company recorded special reserves of approximately $2.7 million for the disposal of its remaining corn and sorghum inventories and recognized a gain of approximately $1.6 million on the sale of certain corn and sorghum assets.




NET INCOME AND EARNINGS PER SHARE

Net income applicable to common shares decreased by 55.3% in 1997 to $6.8 million from $15.2 million in 1996, and decreased by 37.6% from 1995 net income of $10.9 million. Primary earnings per share before special charges were $0.51, $0.42, and $0.29 in 1997, 1996 and 1995, respectively. Primary earnings per share after special charges were $0.18, $0.39, and $0.29 in 1997, 1996 and 1995, respectively. The number of shares deemed outstanding for those periods increased because of additional stock option grants and/or the exercise of such options pursuant to the 1993 Stock Option Plan and the 1995 Long-Term Incentive Plan. Furthermore, the effect of all stock splits through November 20, 1997 are included in these earnings per share calculations.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company's business significantly impacts cash flow and working capital requirements. The Company maintains credit facilities, uses early payments by customers and uses cash from operations to fund working capital needs. For more than 16 years D&PL has borrowed on a short-term basis to meet seasonal working capital needs.

D&PL purchases seed from contract growers in its first and second fiscal quarters. Seed conditioning, treating and packaging commence late in the first fiscal quarter and continue through the third fiscal quarter. Seasonal borrowings normally commence in the first fiscal quarter and peak in the third fiscal quarter. Loan repayments normally begin in the middle of the third fiscal quarter and are typically completed by the first fiscal quarter of the following year. D&PL also offers distributors, dealers and farmers financial incentives to make early payments. In fiscal 1997, D&PL received approximately $4.0 million in early payments. To the extent D&PL attracts early payments from customers, bank borrowings under the credit facility are reduced.

The Company records receivables for technology fees on Bollgard and Roundup Ready seed sales as the seed is shipped, usually in the Company's second and third quarters. The Company has contracted the billing and collection activities for Bollgard and Roundup Ready seed technology fees to Monsanto. In September, the technology fees are due at which time D&PL receives payment from Monsanto. D&PL then pays Monsanto its royalty for the Bollgard and Roundup Ready technology fees.

The Company borrows funds from a financial institution to meet its working capital needs. This agreement provides a core commitment of $50 million and a seasonal commitment of $25 million. The core commitment is a long-term loan that may be borrowed upon at any time and is due January 1, 2000. The seasonal commitment is a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year and expires January 1, 2000. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants. At August 31, 1997, the Company had $20,634,000 available for borrowing under both facilities.

The financial covenants under the loan agreements require the Company to: (a) maintain minimum tangible net worth in an amount not less than $20.0 million increased by 50% of net income each fiscal year ($31,095,000 at August 31, 1997); (b) not allow the ratio of total liabilities to tangible net worth, as defined, to exceed 2.25 to 1; and (c) maintain a cash flow coverage ratio of at least 2 to 1. At August 31, 1997, the Company's ratio of total liabilities to tangible net worth exceeded the permitted ratio. The financial institution waived compliance with this covenant. See Note 4 of the Notes to Consolidated Financial Statements.

Capital expenditures were $17.1 million, $16.0 million and $10.7 million in fiscal 1997, 1996 and 1995, respectively and increased due to a capital improvement program commenced in 1995. The 1996 expenditures exclude acquisitions which aggregated $2.2 million. This investment strategy included the commencement in 1995 of a special $13.0 million upgrade of D&PL's bulk seed stabilization, storage, handling and processing facilities at three of its cotton seed plants. In addition, a cotton seed processing plant acquired in the Paymaster acquisition has been technologically upgraded. Projects completed in 1997 include a new fully integrated computer system, the commencement of construction of seed storage conditioning and delinting facilities in China, expansion of facilities in Argentina and South Africa and construction of a new international and administrative office building. Management believes that domestic capital expenditures will approximate $7.5 million in 1998, excluding expected capital expenditures for foreign joint ventures which will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary. Capital expenditures for international ventures are expected to range from $6.0 million to $8.0 million depending on the timing and outcome of such projects.

Cash provided from operations, early payments from customers and borrowings under the loan agreement should be sufficient to meet the Company's 1998 working capital needs.

The Company is currently negotiating a $110 million Senior Credit Facility with its existing lender and two participating institutions. The planned facility will include a $55 million core facility due in 2001 and a $55 million seasonal facility available September 1 through June 30 each year, also due in 2001. The new agreement will have covenants and pricing structures similar to the existing agreements.

RISKS AND UNCERTAINTIES

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, existing products, technical developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those noted elsewhere in this Item and the following:

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

     Overall profitability will depend on weather conditions, government policies in all countries where the Company sells products, worldwide commodity prices, the Company's ability to successfully open new international markets, the Company's ability to successfully continue development of the High Plains market, the technology partners' ability to obtain timely government approval (and maintain such approval) for existing and for additional biotechnology products on which they and the Company are working and the Company's ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to successfully complete these projects may affect future profitability.

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

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                        INDEX

Financial Statements                                                     Page(s)

The following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

 Report of Independent Public Accountants.....................................22

 Consolidated Statements of Income - for each of the three years in the period ended August 31, 1997.............................................23

 Consolidated Balance Sheets - August 31, 1996 and 1997.......................24

 Consolidated Statements of Cash Flows - for each of the three years in the period ended August 31, 1997.............................................25

 Consolidated Statements of Stockholders' Equity - for each of the three years in the period ended August 31, 1997......................................26

 Notes to Consolidated Financial Statements...................................27

                                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO DELTA AND PINE LAND COMPANY:

We have audited the accompanying consolidated balance sheets of DELTA AND PINE LAND COMPANY (a Delaware corporation) and subsidiaries as of August 31, 1996 and 1997, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta and Pine Land Company and subsidiaries as of August 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.



Arthur Andersen LLP

Memphis, Tennessee,
October 24, 1997.

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

CONSOLIDATED STATEMENTS OF INCOME
                                        (In thousands, except per share amounts)
------------------------------------------------ --------------- ---------------
FOR THE YEARS ENDED AUGUST 31,           1995            1996            1997
-------------------------------- --------------- --------------- ---------------
NET SALES AND LICENSING FEES          $ 98,950       $ 153,271       $ 183,249
COST OF SALES                          (55,946)        (97,477)       (116,289)
SPECIAL CHARGES                             -              -           (11,500)
-------------------------------- --------------- --------------- ---------------
GROSS PROFIT                            43,004          55,794          55,460
-------------------------------- --------------- --------------- ---------------
OPERATING EXPENSES:
   Research and development              6,631           9,794          13,651
   Selling                               7,611           9,435          11,053
   General and administrative            9,602           9,383          10,136
Special charges and unusual
      charges related to acquisitions      -             1,418           9,200
----------------------------- -- --------------- --------------- ---------------
                                        23,844          30,030          44,040
-------------------------------- --------------- --------------- ---------------
OPERATING INCOME                        19,160          25,764          11,420
INTEREST EXPENSE, net                   (2,038)         (2,418)         (2,204)
OTHER                                      539             383             463
-------------------------------- --------------- --------------- ---------------
INCOME BEFORE INCOME TAXES              17,661          23,729           9,679
PROVISION FOR INCOME TAXES              (6,726)         (8,453)         (2,766)
-------------------------------- --------------- --------------- ---------------
NET INCOME                              10,935          15,276           6,913
DIVIDENDS ON PREFERRED STOCK                -              (39)            (63)
------------------------------------------------ --------------- ---------------
NET INCOME APPLICABLE TO COMMON SHARES $10,935         $15,237          $6,850
------------------------------------------------ --------------- ---------------
NET INCOME PER SHARE - PRIMARY          $ 0.29          $ 0.39          $ 0.18
------------------------------------------------ --------------- ---------------
WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN PER SHARE
  CALCULATIONS - PRIMARY                37,540          38,592          38,896
-------------------------------- --------------- --------------- ---------------
NET INCOME PER SHARE - FULLY DILUTED    $ 0.29          $ 0.39          $ 0.17
------------------------------------------------ --------------- ---------------
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE
   CALCULATIONS - FULLY DILUTED         37,589          39,264          39,863
-------------------------------- --------------- --------------- ---------------




The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS AS OF AUGUST 31,
-------------------------------  -----------------------------------------------

                                            (In thousands, except share amounts)
--------------------------------------------------------------------------------

ASSETS                                        1996                   1997
--------------------------------------------------------------------------------

CURRENT ASSETS:
  Cash and cash equivalents              $     560                 $1,890
  Receivables, net of allowance of
  $379 and $281                             66,650                 95,437
  Inventories                               41,460                 42,886
  Prepaid expenses                           1,363                  2,167
  Deferred income taxes                      1,907                  3,069

--------------------------------------------------------------------------------
       Total current assets                111,940                145,449
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, net          55,058                63,022

EXCESS OF COST OVER NET ASSETS OF
    BUSINESSES ACQUIRED, net of accumulated
    amortization of $149 and $243            4,950                  4,589
INTANGIBLES, net of accumulated amortization
    of $576 and $705                         3,214                  3,674
OTHER ASSETS                                 4,498                  3,922
--------------------------------------------------------------------------------

                                          $179,660               $220,656

--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

CURRENT LIABILITIES:
  Notes payable                          $   2,595                $   259
  Accounts payable                          14,954                 19,113
  Accrued expenses                          55,079                 91,196
  Income taxes payable                       3,338                  1,956

--------------------------------------------------------------------------------
       Total current liabilities            75,966                112,524
--------------------------------------------------------------------------------

LONG-TERM DEBT                              31,465                 30,572
DEFERRED INCOME TAXES                        2,888                  4,038
COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)
MINORITY INTEREST IN SUBSIDIARIES              -                      991
STOCKHOLDERS' EQUITY:
  Preferred  stock,  par value  $0.10 per share;
  2,000,000  shares  authorized: Series A Junior
  Participating Preferred, par value $0.10 per share;
  429,319 shares authorized; no shares
  issued or outstanding                        -                      -
  Series M Convertible Non-Voting Preferred, par
  value $0.10 per share; 800,000 shares authorized;
  800,000 shares  issued and outstanding       80                      80
  Common  stock,  par value  $0.10  per  share;
      50,000,000  shares  authorized; 37,563,787
      and 37,724,116 shares issued;
      37,563,787 and 37,609,849
      shares outstanding                    3,756                   3,772
  Capital in excess of par value           20,746                  22,865
  Retained earnings                        45,004                  48,894
  Cumulative foreign currency translation
  adjustments                                (245)                   (907)
  Treasury stock at cost (114,267 shares
     in 1997)                                 -                    (2,173)
--------------------------------------------------------------------------------
       Total stockholders' equity           69,341                 72,531
--------------------------------------------------------------------------------
                                          $179,660               $220,656
--------------------------------------------------------------------------------



The accompanying notes are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  (In thousands)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
FOR THE YEARS ENDED AUGUST 31,              1995        1996           1997
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $ 10,935       $ 15,276      $ 6,913
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Depreciation and amortization        3,150          4,026        5,060
      Noncash items associated with
      special charges                         -            -          12,242
      Minority interest in subsidiaries       -            -             991
        Loss on disposition of business
         unit, net                          1,183           -             -
        Increase (decrease) in deferred
         income taxes                         103         (220)          (12)
        Changes in current assets and liabilities:
         Receivables                       (1,846)     (62,161)      (28,787)
         Inventories                       (2,391)     (20,984)       (5,255)
         Prepaid expenses                      34         (207)         (804)
         Accounts payable                     413        6,828         4,159
         Accrued expenses                   3,103       43,675        31,195
         Income taxes payable               2,143       (3,283)       (1,382)
         Decrease in intangible and other
           assets                             105          321           416

--------------------------------------------------------------------------------
         Net cash provided by (used in)
           operating activities            16,932       (16,729)      24,736
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment    (10,674)      (15,960)     (17,116)
   Proceeds from the sale of property
     and equipment                          1,460            44          -
   Acquisition of business                   -           (1,035)         -
   (Purchase) sale of investments            (555)          563          -
   Other, net                                 140            -           -

--------------------------------------------------------------------------------
        Net cash used in investing
           activities                      (9,629)      (16,388)     (17,116)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt            (24,025)      (30,133)     (31,226)
   Payments of long-term debt              (3,854)      (11,300)     (20,893)
   Dividends paid                          (1,544)       (2,332)      (3,023)
   Proceeds from long-term debt             3,575        32,433       20,000
   Proceeds from short-term debt           24,025        32,190       28,890
   Purchase of common stock                   -             -         (2,173)
   Proceeds from exercise of stock
     options and tax benefit of stock
     option exercises                          55         4,984        2,135
   Other, net                                 205           -             -
--------------------------------------------------------------------------------
         Net cash  (used in) provided
            by financing activities        (1,563)       25,842       (6,290)
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     5,740        (7,275)       1,330
CASH AND CASH EQUIVALENTS,
   beginning of year                        2,452         8,192          560
NET DECREASE IN CASH IN TRANSITION
   PERIOD (Notes 1 and 12)                    -            (357)          -
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year  $   8,192      $    560      $ 1,890

--------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid, net of capitalized
     interest                           $   1,900      $  2,400      $ 2,000
   Income taxes paid                    $   3,900      $  9,400      $ 4,600
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

--------------------------------------------------------------------------------
                                             (In  thousands,  except share data)
--------------------------------------------------------------------------------


                                                                                         Cumulative
                                                                                         Foreign
                                                                   Capital in            Currency
                                             Preferred    Common   Excess of   Retained  Translation Treasury
                                               Stock       Stock   Par Value   Earnings  Adjustments    Stock
------------------------------------------   --------   --------   --------   --------    --------    --------
Balance at August 31, 1994 ...............   $   --     $  3,707   $ 10,949   $ 23,360    $      8    $   --
Cash dividends, $0.045 per share .........       --         --         --       (1,544)       --          --
Net income ...............................       --         --         --       10,935        --          --
Exercise of stock options and tax benefit
   of stock option exercises .............       --            1         55       --          --          --
Foreign currency translation adjustment ..       --         --         --         --           389        --
------------------------------------------   --------   --------   --------   --------    --------    --------
Balance at August 31, 1995 ...............       --        3,708     11,004     32,751         397        --
Cash dividends, $0.062 per share .........       --         --         --       (2,332)       --          --
Net income ...............................       --         --         --       15,276        --          --
Exercise of stock options and tax benefit
   of stock option exercises .............       --           48      4,936       --          --          --
Series M Convertible preferred stock .....         80       --        4,806       --          --          --
issuance
Net loss applicable to transition
   period of acquired companies (Notes 1 .       --         --         --         (691)       --          --
and 12)
Foreign currency translation adjustment ..       --         --         --         --          (642)       --
------------------------------------------   --------   --------   --------   --------    --------    --------
Balance at August 31, 1996 ...............         80      3,756     20,746     45,004        (245)       --
Cash dividends, $0.078 per share .........       --         --         --       (3,023)       --          --
Net income ...............................       --         --         --        6,913        --          --
Exercise of stock options and tax benefit
   of stock option exercises .............       --           16      2,119       --          --          --
Foreign currency translation adjustment ..       --         --         --         --          (662)       --
Purchase of common stock .................       --         --         --         --          --        (2,173)
------------------------------------------   --------   --------   --------   --------    --------    --------
Balance at August 31, 1997 ...............   $     80   $  3,772   $ 22,865   $ 48,894    $   (907)   $ (2,173)
------------------------------------------   --------   --------   --------   --------    --------    --------
The accompanying notes are an integral part of these statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Delta and Pine Land Company and subsidiaries (the "Company") breed, produce, condition and market cotton and soybean planting seed. In connection with its seed operations, the Company farms approximately 2,600 acres, largely for the production of cotton and soybean foundation seed.

The Company has annual agreements with various growers to produce seed for cotton and soybeans. The growers plant seed purchased from the Company and follow quality assurance procedures required for seed production. If the grower adheres to established Company quality assurance standards throughout the growing season and if the seed meets Company quality standards upon harvest, the Company may be obligated to purchase specified minimum quantities of seed at prices equal to the commodity market price of the seed, plus a grower premium. The Company then conditions the seed for sale as planting seed.

Basis of Presentation

The accompanying financial statements include the accounts of Delta and Pine Land Company and its subsidiaries. The reported results for 1995, 1996 and 1997 include the results of operations of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc., which own Sure Grow Seed, Inc. (the "Sure Grow Companies" or "Sure Grow"), with which the Company merged in May 1996 in a pooling-of-interests transaction. The acquired companies were on a fiscal year ending June 30. As of August 31, 1996, the fiscal year end of the acquired companies was changed to August 31. The net loss in the two-month transition period from July 1, 1996 to August 31, 1996 is shown as a single line in the Consolidated Statements of Stockholders' Equity.
Significant intercompany accounts and transactions have been eliminated in consolidation.

In connection with the 1996 acquisitions of the Sure Grow Companies and Hartz Cotton, Inc., (See Note 12), the Company recorded charges anticipated to be nonrecurring of approximately $1.4 million and $1.7 million for transaction costs in 1996 and 1997, respectively. These costs primarily include professional fees (including costs related to the U.S. Department of Justice review of the Sure Grow acquisition) and are included in "Special Charges and Unusual Charges Related to Acquisitions" in the accompanying Consolidated Statements of Income.

In 1997, D&PL announced a production and cost optimization program aimed to improve plant operating efficiencies. The Company recorded a $19.0 million charge in its fourth quarter for the estimated costs associated with this plan, of which $11.5 million is recorded as component of cost of sales and $7.5 million is included in special charges and unusual charges related to acquisitions. This special charge includes costs associated with the idling of three plants, the write down of fixed assets, plant consolidation costs and costs associated with the phase out of certain products.

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

Intangible Assets and Deferred Charges
Intangible assets consist of trademarks, patents and other intangible assets and are being amortized using the straight-line method over 5 to 40 years. Excess of cost over net assets of businesses acquired are being amortized using the straight-line method over 40 years. Organization costs for foreign ventures are amortized over five years.

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

Fair Value of Financial Instruments

The fair value of the Company's financial instruments at August 31, 1997 approximates their carrying value.

Revenue Recognition

Domestic  revenues from the sale of planting seed,  less estimated  reserves for returns, are recognized when the seed is shipped. International revenues are recognized upon the later of either when the seed is shipped or when letters of credit are cleared. Revenues from farm operations are recognized at the time crops are harvested and sold. Costs incurred in producing crops are included as inventory until these two events occur. Revenues from commercialization agreements and royalties are recognized when earned and are included in net sales and licensing fees. Revenues from Bollgard and Roundup Ready licensing fees (net of estimated distributor and dealer commissions) are recognized based on the number of acres estimated to be planted with such seed when the seed is shipped and are recorded as sales. Royalties due to licensors of technology are recorded as cost of sales.

Research and Development

All research and development costs incurred to breed and produce experimental seed are expensed. Costs incurred to produce sufficient quantities of planting seed needed for commercialization are carried as inventory until such seed is sold. Cotton lint and other by-products of seed production are also carried as inventory until sold.

Derivative Financial Instruments

The Company uses futures and option contracts for its soybean hedging program to effectively fix the cost of its soybeans. These contracts are accounted for on a settlement basis, with the net amounts paid or received under such contracts included in the cost of soybeans. Open futures contracts and the underlying soybean inventory are marked to market. The Company does not terminate contracts prior to their expiration. The amount of deferred losses associated with the soybean hedging program at August 31, 1997 was not material. The Company does not speculate in derivatives.


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

Reclassifications

Certain 1995 and 1996 balances have been reclassified to conform to the 1997 presentation.

Implementation of Financial Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", was issued effective for both interim and annual periods ending after December 15, 1997. This statement requires, among other things, the presentation of basic earnings per share and diluted earnings per share. Earlier adoption is prohibited. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share. The proforma effects of this accounting change for the years ended August 31, were as follows:

Per share amounts                   1995                1996             1997
--------------------------------------------------------------------------------

Primary EPS as reported           $ 0.29            $ 0.39              $ 0.18
--------------------------------------------------------------------------------
Basic EPS                         $ 0.29            $ 0.40              $ 0.18
--------------------------------------------------------------------------------

Fully diluted EPS as reported     $ 0.29            $ 0.39              $ 0.17
--------------------------------------------------------------------------------
Diluted EPS                       $ 0.29            $ 0.39              $ 0.17
--------------------------------------------------------------------------------

SFAS No. 130, "Reporting Comprehensive Income", establishes new standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of SFAS No. 130 to have a material effect on its financial statements.






2.   INVENTORIES

Inventories at August 31, consisted of the following:

                                         1996                       1997
--------------------------------------------------------------------------------
         Finished goods             $28,634,000                $ 28,114,000
         Raw materials               13,367,000                  16,121,000
         Growing crops                  579,000                     300,000
         Supplies                       814,000                     876,000
-------------------------------------------------------------------------------

                                     43,394,000                  45,411,000
         Less reserves               (1,934,000)                 (2,525,000)
-------------------------------------------------------------------------------
                                    $41,460,000               $ 42,886,000
--------------------------------------------------------------------------------


Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops and supplies are recorded at cost.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at August 31, consisted of the following:

                                                               1996                1997
----------------------------------------------------------------------------------------------------------

         Land and improvements                              $   3,881,000         $ 4,360,000
         Buildings and improvements                           24,877,000           32,425,000
         Machinery and equipment                              31,409,000           32,734,000
         Germplasm, breeder and foundation seed                9,500,000            9,500,000
         Construction in progress                              5,840,000            8,276,000
----------------------------------------------------------------------------------------------------------
                                                              75,507,000           87,295,000
         Less accumulated depreciation                        (20,449,000)      (24,273,000)
----------------------------------------------------------------------------------------------------------
                                                            $ 55,058,000         $ 63,022,000
----------------------------------------------------------------------------------------------------------


The special charge described in Note 1 includes a pre-tax charge of $3,500,000 to record asset impairments in conjunction with the optimization program. Such amounts are reflected in the above table.

4.     NOTES PAYABLE AND LONG-TERM DEBT

The Company has available from a financial institution a core commitment of $50 million and a seasonal commitment of $25 million. The core commitment is a long-term loan that may be borrowed upon at any time and is due January 1, 2000. The seasonal commitment is a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year and expires January 1, 2000. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants. The interest rate charged for each loan is based on LIBOR plus 45 to 70 basis points depending on the achievement of certain financial ratios. The combined average interest rate was 6.5% and 6.1% during 1996 and 1997, respectively.

The financial covenants require the Company to: (a) maintain minimum tangible net worth in an amount not less than $20.0 million increased by 50% of net income each fiscal year ($31,095,000 at August 31, 1997); (b) not allow the ratio of total liabilities to tangible net worth as defined to exceed 2.25 to 1; and (c) maintain a cash flow coverage ratio of at least 2 to 1. At August 31, 1997, the Company's ratio of total liabilities to tangible net worth was 2.4 to 1.0, which exceeds the permitted ratio. The lender has waived compliance with this covenant.



5.   ACCRUED EXPENSES

Accrued expenses at August 31, consisted of the following:

                                                                   1996                1997
--------------------------------------------------------------------------------------------------------------

         Sales returns and allowances                          $  5,650,000          $ 6,268,000
         Payroll                                                  2,004,000            2,484,000
         Bollgard and Roundup Ready
            royalties due Monsanto                               43,403,000           71,619,000
         Special charges related to optimization program           -                   5,122,000
         Other accrued expenses                                   4,022,000            5,703,000
--------------------------------------------------------------------------------------------------------------

                                                                $55,079,000         $ 91,196,000
--------------------------------------------------------------------------------------------------------------


Accrued special charges related to the optimization program include costs associated with the idling of three plants, plant consolidation costs and costs associated with certain terminated contracts.

6.   INCOME TAXES

The provisions for income taxes for the years ended August 31, consisted of the following:

                                           1995                 1996                  1997
--------------------------------------------------------------------------------------------------------------
         Current-
           Federal                       $5,734,000          $7,520,000               $2,622,000
           State                            889,000           1,153,000                   65,000
         Deferred                           103,000            (220,000)                  79,000
---------------------------------------------------------------------------------------------------------------
                                         $6,726,000          $8,453,000               $2,766,000
---------------------------------------------------------------------------------------------------------------










The differences between the statutory Federal income tax rate and the effective rate are as follows:
                                                          1995    1996     1997
-------------------------------------------------------------------------------

         Statutory rate                                   34.4%   35.0%    35.0%
         Increases (decreases) in tax resulting from:
            State taxes, net of federal tax benefit        3.1     3.1      2.0
            Research and development tax credits           (.5)     -      (3.4)
            Tax effects resulting from acquisitions
            and foreign activities                           -      -      (2.2)
            Other                                          1.1    (2.5)    (2.8)
--------------------------------------------------------------------------------
         Effective rate                                   38.1%   35.6%    28.6%
--------------------------------------------------------------------------------


The components of deferred income taxes at August 31, are as follows:

        Deferred tax assets:
                                                         1996              1997
                                                    ---------------    ---------
                Inventory                         $  1,293,000        $1,818,000
                Charitable contributions               769,000           403,000
                Self-insurance and other reserves      324,000           550,000
                Other                                  404,000           298,000
                                                  ------------      ------------
                                                     2,790,000         3,069,000

        Deferred tax liabilities:

                Deferred inventory                       -             (393,000)
                Property                           (2,679,000)       (2,407,000)
                Intangibles                          (429,000)         (590,000)
                Other                                (663,000)         (648,000)
                                                 -------------      ------------
                                                   (3,771,000)       (4,038,000)
                Net deferred income taxes         $  (981,000)      $  (969,000)
                                                  ============      ============

7.   LEASES

The Company leases real estate and machinery and equipment used in its operations. Substantially all rent expense is recorded as cost of sales. The Company has no capital leases. Future minimum rental payments after 1997 under operating leases with initial or remaining noncancellable terms in excess of one year are as follows:

                                            1998      $  131,000
                                            1999         128,000
                                            2000          95,000
                                            2001          60,000
                                            2002          12,000

Rent expense including land rent approximated $1,288,000, $1,382,000 and $2,265,000 in 1995, 1996 and 1997, respectively.

8. EMPLOYEE BENEFIT PLANS

Defined Benefit Plan -

Substantially all full-time employees are covered by a noncontributory defined benefit plan (the "Plan"). Benefits are paid to employees, or their beneficiaries, upon retirement, death or disability based on their final average compensation over the highest consecutive five years. Plan assets consist primarily of U.S. government securities and common stock and are managed by an independent portfolio manager. The Company's funding policy is to make contributions to the Plan that are at least equal to the minimum amounts required to be funded in accordance with the provisions of ERISA.

Effective January 15, 1992, the Company adopted a Supplemental Executive Retirement Plan (the "SERP"), which will pay supplemental pension benefits to certain employees whose benefits from the Plan were decreased as a result of certain changes made to the Plan. The benefits from the SERP will be paid in addition to any benefits the participants may receive under the Plan and will be paid from Company assets, not Plan assets. The annual cost of the SERP for 1995 and 1996 approximated $100,000 while the cost for 1997 approximated $60,000. In May 1995, the Company funded $250,000 to an irrevocable trust established to make payments to the SERP participants. The SERP's unfunded accumulated benefit obligation at June 30, 1996 and 1997 was $216,000 and $277,000, respectively.

The measurement of Plan and SERP assets and obligations was performed as of June
30. The following sets forth the Plan's and SERP's funded status and amounts recognized in the Company's financial statements as of August 31:

                                                                                      1996                   1997
------------------------------------------------------------------------------------------------------------------------------
         Actuarial present value of accumulated benefit obligation, including vested benefits of  $5,714,000 in 1996 and
           $6,457,000 in 1997                                                       $5,847,000       $6,643,000
------------------------------------------------------------------------------------------------------------------------------
         Plan assets at fair value                                                  $7,237,000       $8,342,000
         Projected benefit obligations for service rendered to date                (6,239,000)       (7,257,000)
------------------------------------------------------------------------------------------------------------------------------
         Plan assets in excess of projected benefit obligation                        998,000         1,085,000
         Unrecognized prior service cost                                               65,000            62,000
         Unrecognized net gain                                                       (900,000)       (1,174,000)
         Unrecognized net obligation                                                  673,000           554,000
------------------------------------------------------------------------------------------------------------------------------
         Prepaid pension expense                                                   $   836,000      $   527,000
------------------------------------------------------------------------------------------------------------------------------









Net periodic pension expense and Company contributions for the years ended August 31, were as follows:

                                                             1995               1996             1997
-----------------------------------------------------------------------------------------------------------------------
         Service cost                                      $ 425,000        $  462,000          $ 380,000
         Interest cost on projected benefit
           obligation                                        362,000           401,000            459,000
         Actual return on assets                            (1,035,000)      (1,064,000)      (1,471,000)
         Amortization of transitional obligation             119,000           119,000            119,000
         Net unrecognized loss and amortization              566,000           511,000            822,000
-----------------------------------------------------------------------------------------------------------------------
         Net periodic pension expense                      $ 437,000        $  429,000          $ 309,000
-----------------------------------------------------------------------------------------------------------------------
         Company contributions                               $ 250,000 $        -        $      -
-----------------------------------------------------------------------------------------------------------------------


The actuarial present value of the projected benefit obligation of the Plan and the SERP was determined using a discount rate of 7.5% in 1996 and 1997, with assumed salary increases of 4% in 1996 and 1997. The expected long-term rate of return on assets was 9% in both 1996 and 1997. Prior service cost is amortized over 15 years.


Defined Contribution Plan -

D&PL sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees of the Company. The Company, at its option, may elect to make matching contributions to the Plan. No matching contributions were made in 1995, 1996 or 1997.

9. MAJOR CUSTOMERS, EXPORT SALES AND FOREIGN OPERATIONS

In fiscal 1995, 1996, and 1997 seed sales to each of three customers and the related licensing fees ultimately billed to the farmers by these customers for transgenic products comprised more than 10% of total sales and licensing fees. The approximate amount of annual sales including technology fees to each of the customers were as follows:

         Customer                              1995                   1996                       1997
--------------------------------------------------------------------------------------------------------------------------------
              A                             $14,700,000                $22,400,000              $27,100,000
              B                              10,500,000                 16,200,000               26,200,000
              C                              13,900,000                 27,900,000               31,800,000

International  sales  (including  export sales)  approximated
$7,100,000,  $12,600,000  and $14,900,000 in 1995, 1996 and 1997,
respectively.





10.  RELATED PARTY TRANSACTIONS

A partner of a law firm that represents the Company is also a stockholder and serves as corporate secretary. The Company paid legal fees to that firm of approximately $300,000, $575,000 and $645,000 in 1995, 1996 and 1997,
respectively.

During 1995, 1996 and 1997, a director of the Company provided consulting services associated with the development and negotiation on behalf of the Company of certain international joint ventures. Such fees approximated $10,000, $6,000 and $17,000 in 1995, 1996 and 1997, respectively. The Company paid approximately $230,000 in 1996 and $350,000 in 1997 for certain research projects conducted by the Institute of Molecular Agrobiology ("IMA"), an affiliate of IMAGEN Holdings Pte.
Ltd.  A director of the Company is also a director of IMA.

11.  COMMITMENTS AND CONTINGENCIES

Between August 1997 and October 1997, numerous farmers filed arbitration claims against the Company and Monsanto Company ("Monsanto") with state agencies, primarily Mississippi. The complainants allege that Roundup Ready seed marketed by the Company failed to perform as anticipated resulting in deformed or missing bolls and some further assert substantial yield losses in their 1997 crops. The Company and Monsanto are presently investigating these claims to determine the cause or causes of the problems alleged. Pursuant to the terms of the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Agreement") between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims. Pursuant to the Roundup Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of failure of the Roundup Ready glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claims involving defective varietal characteristics separate from or in addition to failure of the herbicide-tolerance gene. D&PL believes that these claims will be resolved without any material impact on the Company's financial statements.

The Company, Monsanto and other third parties were named as defendants in a lawsuit filed in the District Court of Falls County, Texas, in August 1996. Another lawsuit was filed in October 1996, in the District Court for Natchitoches Parish, Louisiana. A second Texas lawsuit brought in 1996 was settled in 1997 with no material impact on the Company or its financial statements. In the two remaining cases, the plaintiffs allege, among other things, that D&PL's NuCOTN varieties, which contain Monsanto's Bollgard(TM) gene, did not perform as these farmers had anticipated and, in particular, did not fully protect their cotton crops from certain lepidopteran insects. Pursuant to the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims. Some of these claims for failure of the Bollgard gene are subject to a duty of defense by Monsanto and prorata indemnification under the Bollgard Agreement. Under the applicable indemnity provisions of the Bollgard Agreement, defense costs and liability to the plaintiffs on any failure of the technology would be apportioned 71% to Monsanto and 29% to D&PL. Some of the claims in this litigation concern failure of Monsanto's express warranties relating to insect resistance and those claims may not be within the scope of D&PL's indemnity obligation to Monsanto. On the other hand, some of the claims made in the litigation concern the quality of seed and seed coat treatments, or other varietal aspects of NuCOTN, not involving failure of performance of the Bollgard gene or express representations with respect thereto and, therefore, may not be within the scope of Monsanto's indemnity obligation to D&PL. D&PL intends to cooperate with Monsanto in its anticipated vigorous defense of these suits. D&PL believes that these suits will be resolved without any material impact on the Company's financial statements.

In October 1996, Mycogen Plant Science, Inc. ("Mycogen") and Agrigenetics, Inc. filed a lawsuit in U.S. District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's recently issued patents have been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit seeks injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. Pursuant to the terms of the Bollgard Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims and certain other losses and costs. Due to Monsanto's obligation to indemnify D&PL, the Company believes that the resolution of this matter will not have a material impact on the Company or its financial statements.

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $900,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have material impact on the Company or its financial statements. The Company continues to offer seed for sale in Guatemala.

The Company is involved in various other claims arising in the normal course of business. Management believes such matters will be resolved without any material effect on the Company's financial position or its results of operations.

On July 18, 1996, the United States Department of Justice, Antitrust Division ("USDOJ"), served a Civil Investigative Demand ("CID") on D&PL seeking information and documents in connection with its investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. (which own the outstanding common stock of Sure Grow Seed, Inc). The CID states that the USDOJ is investigating whether these transactions may have violated the provisions of Section 7 of the Clayton Act, 15 USC ss. 18. D&PL has responded to the CID, employees have been examined by the USDOJ, and D&PL is committed to full cooperation with the USDOJ. At the present time, the ultimate outcome of the investigation cannot be predicted.

12.  MERGERS AND ACQUISITIONS

In February 1996 the Company acquired Hartz Cotton, Inc. from Monsanto Company, which included cotton planting seed inventories, germplasm, breeding stocks, trademarks, trade names and other assets, for approximately $6.0 million. The consideration consisted primarily of 800,000 shares of the Company's Series M Convertible Non-Voting Preferred Stock. Pro forma financial data is not presented because the impact of this acquisition (accounted for as a purchase) was not material to the Company's results of operations for any period presented. The acquisition also included contingent consideration in the form of rights to receive 266,667 shares of the Company's Series M Convertible Non-Voting Preferred Stock once certain unit sales levels of Hartz cotton seed are achieved. In addition, Monsanto also has the right to receive shares of D&PL common stock in fiscal 2000 based on the gross profits earned from September 1, 1996 through August 31, 1999 on the sale of varieties developed from the germplasm acquired.

The   Company   merged  with  the  Sure  Grow   Companies   in  May  1996  in  a
pooling-of-interests transaction valued at approximately $70.0 million. D&PL exchanged approximately 2.8 million shares of its common stock, which were subsequently registered in December 1996, for all outstanding shares of the Sure Grow Companies. The acquired companies were on a fiscal year ending June 30. As of August 31, 1996, the fiscal year ends of the acquired companies were changed to August 31. The following summarizes income statement data of the Sure Grow Companies for the period beginning July 1, 1996 and ending August 31, 1996:

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
                                                               ============

The combined net loss of $(691,000) in the transition period is included as a separate item in the accompanying Consolidated Statements of Stockholders' Equity. The net change in cash during the transition period was a decrease of $357,000 and this amount is included as a single item in the accompanying Consolidated Statements of Cash Flows.

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

In August 1996, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one preferred stock purchase right ("right") for each outstanding share of the Company's Common Stock. Similar rights have been, and generally will be, issued in respect of Common Stock subsequently issued. Each right becomes exercisable, upon the occurrence of certain events, for one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.10 par value, at a purchase price of $175 per one one-hundredth of a Preferred Share, subject to adjustment. In the event that the Company is acquired in a merger or other business combination transaction not approved by the Board of Directors, each holder of a right shall have the right to receive that number of shares of common stock of the surviving company which would have a market value of two times the exercise price of the right. Under the Stockholder Rights Plan, 429,319 shares of Series A Junior Participating Preferred Stock have been reserved. The rights currently are not exercisable and will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding shares of Common Stock. The rights, which expire on August 30, 2006, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per right.

The Company issued 800,000 shares (after effect of stock splits) of Series M Convertible Non-voting Preferred Stock in February 1996, as consideration for the purchase of Hartz Cotton, Inc. from Monsanto. The holders of Series M Preferred Stock are entitled to receive dividends at the same rate per share as is paid from time to time on each share of the Common Stock of the Company, and no more, when and as declared by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series M Preferred Stock shall be entitled to receive, prior to and in preference to any distribution to holders of Common Stock or any other class of security of the Company, $13.936 per share of Series M Preferred Stock. The Series M Preferred Stock is convertible beginning upon the seventh anniversary of the date on which the Series M Preferred Stock was issued or the occurrence of other specified events, whichever occurs first.

Stock Option Plans

In April, 1993, the Board of Directors and stockholders approved the 1993 Stock Option Plan. Options to purchase up to 2,560,000 shares (after effect of stock splits through November 1997) of Common Stock were authorized at an option price not less than the market price on the date of grant.

On October 17, 1995, the Company's Board of Directors adopted the 1995 Long-Term Incentive Plan (the "Incentive Plan") pursuant to which stock options, stock appreciation rights, restricted shares of Common Stock and performance units may be awarded to officers, key employees and directors. Under the Incentive Plan, 2,560,000 shares (after effect of stock splits through November 1997) of Common Stock of the Company are available for grant. Shares subject to options and awards which expire unexercised are available for new option grants and awards. The Company's stockholders ratified the adoption of the Incentive Plan at the 1996 annual meeting. Future members of the Board of Directors receive automatic grants of 62,223 shares upon being named to the Board. On February 27, 1997, stockholders amended this plan to provide additional one time grants of 8,444 shares in February 1997 and 2,667 each year thereafter for the next five years to directors of the Company. Such options are exercisable ratably over five years commencing after one year from the date of grant.

Stock Options                                                      Number of Shares     Price Range
------------------------------------------------------------ ----------------------- --------------- ----------------

Outstanding at August 31, 1993                                                    -                  -
Granted                                                                2,053,333(a)        $   4.67  - $   4.96
Exercised                                                                         -                  -
Lapsed or canceled                                                                -                  -
------------------------------------------------------------ ----------------------- --------------- ----------------

Outstanding at August 31, 1994                                            2,053,333        $   4.67  - $   4.96
Granted                                                                           -                  -
Exercised                                                                  (11,733)        $   4.67  - $   4.96
Lapsed or canceled                                                                -                  -
------------------------------------------------------------ ----------------------- --------------- ----------------

Outstanding at August 31, 1995                                            2,041,600        $   4.67  - $   4.96
Granted                                                                     759,999         $ 10.69  - $ 15.70
Exercised                                                                 (487,733)        $   4.67  - $   4.96
Lapsed or canceled                                                         (36,623)        $   4.67  - $ 10.69
------------------------------------------------------------ ----------------------- --------------- ----------------

Outstanding at August 31, 1996                                            2,277,243        $   4.67  - $ 15.70
Granted                                                                   1,412,217         $ 15.61  - $ 28.90
Exercised                                                                 (160,548)        $   4.67  - $ 15.70
Lapsed or canceled                                                         (72,533)        $   4.67  - $ 22.36
------------------------------------------------------------ ----------------------- --------------- ----------------

Outstanding at August 31, 1997                                            3,456,379        $   4.67  - $ 28.90
------------------------------------------------------------ ----------------------- --------------- ----------------

(a) Includes options for 320,000 shares (after effect of stock splits) granted to the members of the Board of Directors in June 1994 which were subject to final stockholder approval at the 1995 Annual Meeting. Prior to such grant, holders of a majority of shares approved an Amendment to the 1993 Stock Option Plan that provided for an automatic grant of options for 53,333 shares (after effect of stock splits) to each current and all future members of the Board of Directors. This Amendment was formally approved at the 1995 annual stockholders meeting.

During fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which requires companies to estimate the fair value of stock options on date of grant. This pronouncement requires the Company to record the estimated fair value of stock options issued as compensation expense in its income statements over the related service periods or, alternatively, continue to apply accounting methodologies as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the pro forma effects of the estimated fair value of stock options issued in the accompanying footnotes to its financial statements. In adopting this pronouncement, the Company elected to continue to follow the accounting methodologies as prescribed by APB Opinion No. 25. The determination of fair value is only required for stock options issued beginning in fiscal 1996. The weighted average fair values of options granted in fiscal 1996 and 1997 were $5.02 and $11.08 per share, respectively.








The proforma effects of the total compensation expense that would have been recognized under SFAS No. 123 are as follows:

                                                                      August 31
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)      1996                 1997
--------------------------------------------------------------------------------
Net income, as reported                           $ 15,237              $ 6,850
Proforma net income                               $ 14,857              $ 4,792
Primary earnings per share, as reported           $   0.39              $  0.18
Proforma earnings per share                       $   0.38              $  0.12

In adopting SFAS No. 123, the Company utilized the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted using the following assumptions:

                                        1996                         1997
--------------------------------------------------------------------------------
Expected dividend yield                  3%                           3%
Expected option lives                5 years                       5 years
Expected volatility          33.88% to 47.23%             47.00% to 48.70%
Risk-free interest rates       5.66% to 6.51%               6.15% to 6.90%

The following table summarizes information about stock options outstanding at August 31, 1997:

                                                   Weighted Average                Weighted Average
  Exercise Price Range     Options Outstanding    Remaining Contractual Life       Exercise Price
------------------------- ---------------------- ------------------------------ ---------------------
    $10.69 - $15.79              706,937                      8.2                      $12.47
    $15.89 - $23.06             1,202,663                     9.2                      $21.44
    $26.37 - $28.92              114,888                      9.8                      $27.94


Common Stock

In October 1995, the Board of Directors authorized a 4 for 3 stock split for common shares outstanding effected in the form of a dividend, with no change in the par value per share, distributed on December 15, 1995 to the stockholders of record on December 1, 1995. In March 1996, the Board of Directors authorized a 3 for 2 stock split for common and preferred shares outstanding effected in the form of a dividend, with no change in par value per share, distributed on April 15, 1996 to stockholders of record on March 29, 1996. In February 1997, the Board of Directors authorized a 4 for 3 stock split for common and preferred shares outstanding effected in the form of a dividend, with no change in par value per share, distributed on April 11, 1997 to stockholders of record on March 31, 1997. In October 1997, the Board of Directors authorized a 4 for 3 stock split for common and preferred shares outstanding effected in the form of a dividend, with no change in the par value per share, distributed on November 20, 1997 to the stockholders of record on November 10, 1997. All stock splits described above have been reflected in the accompanying financial statements.



Treasury Stock

In April 1997, the Board of Directors authorized a stock repurchase plan of up to 10% of the Company's outstanding common stock. At August 31, 1997, the Company had purchased 114,267 shares with an aggregate purchase price of $2,173,000.

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

Summarized unaudited quarterly financial data is as follows:

                                                                                  (In thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------
         Fiscal 1995: Three months ended
                                              November 30      February 28         May 31       August 31
-----------------------------------------------------------------------------------------------------------------------

         Net sales and licensing fees             $ 2,295         $ 46,049       $ 49,189      $   1,417
         Gross profit                                 544           20,249         22,182             29
         Net income (loss)                         (3,370)           8,418          9,278         (3,391)
         Net income (loss) per share-primary(1)     (0.09)            0.23           0.25          (0.09)
         Weighted average number of shares
            used in quarterly per share
            calculations-primary(2)                37,065           37,065         37,596         37,073
         Net income (loss) per share-fully
            diluted(1)                              (0.09)            0.23           0.25          (0.09)
         Weighted average number of shares used in
            quarterly per share
            calculations-fully diluted(2)          37,065           37,065         37,743         37,073

-----------------------------------------------------------------------------------------------------------------------
         Fiscal 1996: Three months ended
                                              November 30      February 29         May 31       August 31
-----------------------------------------------------------------------------------------------------------------------

         Net sales and licensing fees            $  5,326       $ 63,404       $ 82,650          $  1,891
         Gross profit                                 298         24,868         29,735               893
         Net income (loss) applicable to
              common shares                       (3,740)         10,404         13,353            (4,780)
         Net income (loss) per share-primary(1)    (0.10)           0.27           0.34             (0.13)
         Weighted average number of shares
            used in quarterly per share
            calculations -primary(2)              37,087          38,571         39,104            37,455
         Net income (loss) per
            share-fully diluted(1)                 (0.10)           0.27           0.33             (0.13)
         Weighted average number of shares used
              in quarterly per share
              calculations-fully diluted(2)       37,087          39,111         40,081            37,455
-----------------------------------------------------------------------------------------------------------------------

         Fiscal 1997: Three months ended
                                              November 30      February 28         May 31       August 31
-----------------------------------------------------------------------------------------------------------------------

         Net sales and licensing fees(3)         $ 6,317       $ 66,425      $ 116,425           $ (5,918)
         Gross profit(4)                           1,188         25,325         42,721            (13,774)
         Net income (loss) applicable to
              common shares(4)                    (4,381)         9,299         20,544            (18,612)
         Net income (loss) per share-primary(1)(4) (0.12)          0.24           0.53              (0.50)
         Weighted average number of shares  used
            in quarterly per share
            calculations -primary(2)              37,573         38,949         38,815             37,573
         Net income (loss) per share-fully
            diluted(1)                             (0.12)          0.23           0.51              (0.50)
         Weighted average number of shares used
            in quarterly per share
            calculations-fully diluted(2)         37,573         39,828         39,989             37,573
-----------------------------------------------------------------------------------------------------------------------

         (1)The sum of the quarterly net income (loss) per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter, whereas annual earnings per
         share  are  based  on  the  annual   weighted   average  shares  deemed
         outstanding during the year.
         (2)After adjustment for 4 for 3 stock split effected in April 1997 and 4 for 3 stock split effected in November 1997.
         (3)Seed returns were higher in the fourth quarter than the level of returns anticipated at the end of the third quarter. A change in the accounting estimate for these returns was recorded in the fourth quarter. The new provision for returns was greater than the amount of sales recorded in the fourth quarter, and as a result, reported net sales in the fourth quarter were negative.
         (4)The fourth quarter includes the effect of recording a $19.0 million special charge of which $11.5 million is recorded as Cost of Sales and
         $7.5  million  is  recorded  in  Operating   Expenses  related  to  the
         production and cost optimization program.

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

Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 29, 1997; the information responsive to the foregoing items 10 - 13 is incorporated herein by reference.


                                                       PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements - the following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

                  Report of Independent Public Accountants

                  Consolidated  Statements  of  Income - for  each of the  three years in the period ended August 31, 1997

                  Consolidated Balance Sheets - August 31, 1996 and 1997

                  Consolidated  Statements of Cash Flows - for each of the three years in the period ended August 31, 1997

                  Consolidated  Statements of Stockholders' Equity - for each of the three years in the period ended August 31, 1997

                  Notes to Consolidated Financial Statements

     (a)          2.  Financial  Statement  Schedule - the  following  financial
                  statement   schedule  of  Delta  and  Pine  Land  Company  and
                  subsidiaries are submitted in response to Part IV, Item 14:

                  Report of Independent Public Accountants....................47

              Schedule II - Consolidated Valuation and Qualifying Accounts....48


                  All other schedules have been omitted as not required, not applicable or because all the data is included in the financial statements.

     (a)    3.    Exhibits

The exhibits to the Annual Report of the Delta and Pine Land Company filed herewith are listed on Page 49.

     (b)    4.    Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended August 31, 1997.

                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 24, 1997.

DELTA AND PINE LAND COMPANY
(Registrant)

/s/ Roger D. Malkin
By:  Roger D. Malkin, Chairman of the Board and
       Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature             Title                                     Date

/s/ Roger D. Malkin         Chairman of the Board              November 24, 1997
Roger D. Malkin             and Chief Executive Officer
                            (Principal Executive Officer)

/s/ W. Thomas Jagodinski    Vice President-Finance and         November 24, 1997
W. Thomas Jagodinski        Treasurer (Principal Financial
                            and Accounting Officer)

/s/ Nam-Hai Chua            Director                           November 17, 1997
Nam-Hai Chua

/s/ Jon E.M. Jacoby         Director                           November 17, 1997
---- ----------------                                          -----------------
Jon E.M. Jacoby

/s/ Joseph M. Murphy        Director                           November 18, 1997
---------------------                                          -----------------
Joseph M. Murphy

/s/ Stanley P. Roth         Director                           November 17, 1997
---------------------                                          -----------------
Stanley P. Roth

 /s/ Rudi E. Scheidt        Director                           November 18, 1997
--------------------                                           -----------------
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

Memphis, Tennessee,
October 24, 1997

SCHEDULE II
DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS








                                                                       ADDITIONS

                                        Column A         Column B      Column C     Column D       Column E
                                                                                              (In thousands)
                                        Balance at       Charged to     Charged                     Balance
                                        Beginning of     Costs and      to Other                    at end of
Description                             Period           Expenses       Accounts      Deductions    Period

Fiscal year ended August 31, 1995

  Allowance for doubtful accounts      $    153         $      66     $     -          $    - (a)      $   219

  Inventory valuation reserve          $    288         $   2,643 (b) $     -          $    (109)      $ 2,822

Fiscal year ended August 31, 1996

  Allowance for doubtful accounts      $    219         $     200     $    -           $     (40) (a)  $   379

  Inventory valuation reserve          $  2,822         $     850     $    -           $  (1,738) (c)  $ 1,934

Fiscal year ended August 31, 1997

    Allowance for doubtful accounts    $    379         $     -        $     -         $     (98) (a)  $   281

    Inventory valuation reserve        $  1,934         $  3,829  (d)  $     -         $  (3,238) (e)  $ 2,525


(a)  Write off of uncollectible accounts, net of recoveries

(b) Primarily the result of the Company's sale of its corn and sorghum operations

(c )   Primarily the disposal of excess corn and sorghum inventory

(d) Reserve of cotton seed as a result of production and cost optimization program

(e) Disposal of corn and sorghum inventory ($1,409) and write off of cotton seed inventory ($1,829)

                                      INDEX
                        EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                              YEAR ENDED AUGUST 31, 1997
                             DELTA AND PINE LAND COMPANY


Exhibits1                                            Description

3.01 Certificate of Incorporation of the Registrant dated September 20, 1978, as amended by Certificate of Amendment dated October 23, 1978,Certificate of Ownership dated June 19, 1985, Certificate of Amendment dated
       June 18, 1986, Certificate of Change of Address of Registered Agent dated February 14, 1986 and Certificate of Change of Address of
       Registered Agent dated October 27, 1989.

3.02   Restated Certificate of Incorporation of the Registrant dated June 11,
       1993.

3.03   Amended and Restated By-Laws of the Registrant dated April 26, 1993.

3.04 Certificate of Designation,Convertible Preferred Stock of Delta and Pine Land Company.3

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

10.06 Retirement Plan of the Company, dated January 2, 1992, Amendment No.1 to the Plan dated April 30, 1992, Amendment No. 2 to the Plan dated
       December 20,1992,and Amendment No.3 to the Plan dated October 6, 1994.1,2

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

10.14 $50,000,000 Revolving Credit Agreement between Registrant and Nations Bank dated November 15, 1995.2

10.15 Hartz Cotton Acquisition Agreement dated February 2, 1996 among Monsanto Company ("Monsanto"), Hartz Cotton, Inc. ("Hartz CotDelta and Pine Land Company (the "Company") and Paymaster Technology Corp.("PTC").3

10.16 Trademark License Agreement dated February 2, 1996 between Monsanto and the Company.3

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

10.20  Greenhouse Lease dated February 2, 1996 between Monsanto and PTC. 3

10.21  Research Agreement dated February 2, 1996 between Monsanto and PTC.3

10.22 Partnership Agreement dated February 2, 1996 between the Company and Monsanto.3

10.23 Marketing Services Agreement dated February 2, 1996 between the Company, Monsanto and D&M Partners.3

10.24  Bollgard(TM)Gene License and Seed Services Agreement dated
       February 2, 1996 between Monsanto, D&M Partners, and the Company.3

10.25 Roundup Ready(R) Gene License and Seed Services Agreement dated February 2, 1996 between Monsanto, D&M Partners and the Company.3

10.26 Option Agreement dated February 2, 1996 between Monsanto and the Company.3,5

10.27 Agreement between the D&PL Companies and The Sure Grow Companies, Sure Grow Shareholders and Sure Grow Principals dated May 20, 1996.8

10.28 Delta and Pine Land Company 1995 Long-Term Incentive Plan, as adopted on February 6, 1996.5,9

11.01  Statement Re:  Computation of Earnings per Share.10

21.01  Subsidiaries of the Registrant. 10

23.01  Consent of Independent Public Accountants10

27.01  Financial Data Schedule. 10

EXHIBIT 11.01

                                 COMPUTATION OF EARNINGS PER SHARE
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       FOR THE TWELVE MONTHS ENDED
                                                                           August 31,         August 31,         August 31,
                                                                              1995               1996               1997
                                                                         ---------------    ---------------    ---------------
PRIMARY EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING
   DURING THE PERIOD                                                             37,077             37,292             37,579

WEIGHTED AVERAGE NUMBER OF SHARES
   ATTRIBUTED TO OPTIONS                                                            463              1,300              1,317
                                                                         ---------------    ---------------    ---------------

WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING
   DURING THE PERIOD FOR COMPUTATION
   OF PRIMARY EARNINGS PER SHARE                                                 37,540             38,592             38,896
                                                                         ===============    ===============    ===============

FULLY DILUTED EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING
   DURING THE PERIOD                                                             37,077             37,292             37,579

WEIGHTED AVERAGE NUMBER OF SHARES
   ATTRIBUTED TO CONVERTIBLE
   PREFERRED STOCK                                                                    -                467                800

WEIGHTED AVERAGE NUMBER OF SHARES
   ATTRIBUTED TO OPTIONS                                                            512              1,505              1,484
                                                                         ---------------    ---------------    ---------------

WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING
   DURING THE PERIOD FOR COMPUTATION
   OF FULLY DILUTED EARNINGS PER SHARE                                           37,589             39,264             39,863
                                                                         ===============    ===============    ===============

NET INCOME APPLICABLE TO COMMON SHARES                                          $10,935            $15,237            $ 6,850
                                                                         ===============    ===============    ===============

NET INCOME PER COMMON SHARE:

   PRIMARY                                                                     $   0.29           $   0.39            $  0.18
                                                                         ===============    ===============    ===============
   FULLY DILUTED                                                               $   0.29           $   0.39            $  0.17
                                                                         ===============    ===============    ===============

                                EXHIBIT 21.01
                          SUBSIDIARIES OF REGISTRANT
  SUBSIDIARY                                           PLACE OF INCORPORATION
-------------------------------------------------------------------------------

ATLED CORPORATION                                       USA

D&M INTERNATIONAL LLC                                   USA

D&M PARTNERS                                            USA

D&PL ARGENTINA, INC.                                    USA

D&PL CHINA, INC.                                        USA

D&PL CHINA PTE, LTD.                                    SINGAPORE

D&PL INVESTING CORP.                                    USA

D&PL INVESTMENTS, INC.                                  USA

D&PL MEXICO, INC.                                       USA

DELTAPINE PARAGUAY, INC.                                USA

D&PL SOUTH AFRICA, INC.                                 USA

D&PL INTERNATIONAL TECHNOLOGY CORP.                     USA

DELTA AND PINE LAND INTERNATIONAL, LTD.                 VIRGIN ISLANDS

DELTA PINE DE MEXICO, S.A.                              MEXICO

DELTAPINE AUSTRALIA PTY. LIMITED                        AUSTRALIA

GREENFIELD SEED COMPANY                                 USA

HEBEI JI DAI COTTON SEED TECHNOLOGY COMPANY, LTD.       USA

PAYMASTER TECHNOLOGY CORP.                              USA

TURK DELTAPINE, INC.                                    USA

SURE GROW SEED, INC.                                    USA

ELLIS BROTHERS SEED, INC.                               USA

ARIZONA PROCESSING, INC.                                USA

MISSISSIPPI SEED, INC.                                  USA


                                                  EXHIBIT 23.1

                                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report, dated October 24, 1997, included in this Form 10-K, into Delta and Pine Land's previously filed Registration Statement File No. 333-21049.



Arthur Andersen LLP


Memphis, Tennessee,
November 24, 1997.

--------
1 All incorporated by reference from Registration Statement on Form S-1, File No. 33-61568, filed June 29, 1993, except as otherwise noted herein.
3  Incorporated   by  reference  from  Form  8-K  filed  February  19,  1996.  4
Incorporated by reference from Form 8-A filed September 3, 1996.


1 All incorporated by reference from Registration Statement on Form S-1, File No. 33-61568. filed June 29, 1993, except as otherwise noted herein.
2 Incorporated by reference from Form 10-K filed November 22, 1995. 5 Represents management contract or compensatory plan. 7 Incorporated by reference from Form 10-Q filed July 14, 1995.









2 Incorporated by reference from Form 10-K filed November 22, 1995. 3 Incorporated by reference from Form 8-K filed February 19, 1996. 5 Represents management contract or compensatory plan. 6 Incorporated by reference from Form 8-K filed May 16, 1994. 7 Incorporated by reference from Form 10-Q filed July 14, 1995.













3 Incorporated by reference from Form 8-K filed February 19, 1996. 5 Represents management contract or compensatory plan. 8 Incorporated by reference from Form 8-K filed June 4, 1996 9 Incorporated by reference from Form 10-K filed November 27, 1996.
10 Filed herewith.