Form 10-Q
period 1997-11-30
DELTA & PINE LAND CO
filed 1998-01-15
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 1997 or

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

Common Stock, $0.10 Par Value -- 37,852,087 shares outstanding as of January 5, 1998.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                                        INDEX

                                                                        Page No.
   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - November 30, 1996,
             August 31, 1997, and November 30, 1997                           1

    Consolidated Statements of Operations - Three Months
             Ended November 30, 1996 and November 30, 1997                    2

    Consolidated Statements of Cash Flows - Three Months
             Ended November 30, 1996 and November 30, 1997                    3

    Notes to Consolidated Financial Statements                                4

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              7


PART II.  OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                                14

             Signatures                                                      15

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                           November 30,         August 31,        November 30,
                                                                               1996               1997               1997
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $  1,519            $1,890            $4,140
     Receivables, net                                                             6,446            95,437            11,000
     Inventories                                                                 60,779            42,886            68,447
     Prepaid expenses                                                             1,463             2,167             1,878
        Income tax receivable                                                         -                 -             2,295
     Deferred income taxes                                                        1,907             3,069             3,069
                                                                          --------------     -------------     -------------
         Total current assets                                                    72,114           145,449            90,829
                                                                          --------------     -------------     -------------

PROPERTY, PLANT and EQUIPMENT, net                                               57,893            63,022            65,111

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                                                       4,769             4,689             4,659

INTANGIBLES, net                                                                  3,176             3,674             3,615

OTHER ASSETS                                                                      4,439             3,822             2,515
                                                                          ==============     =============     =============
                                                                            $   142,391      $    220,656         $ 166,729
                                                                          ==============     =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                         $     12,708          $    259        $   11,995
     Accounts payable                                                            17,868            19,113            32,673
     Accrued expenses                                                            11,136            91,196            11,775
     Income taxes payable                                                         1,823             1,956                 -
                                                                          --------------     -------------     -------------
         Total current liabilities                                               43,535           112,524            56,443
                                                                          --------------     -------------     -------------

LONG-TERM DEBT, less current maturities                                          31,463            30,572            36,114

DEFERRED INCOME TAXES                                                             2,888             4,038             4,038

MINORITY INTEREST IN SUBSIDIARIES                                                     -               991             1,149

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.10 per share; 2,000,000 shares authorized:
         Series A Junior Participating Preferred, par value $0.10 per share;
         429,319 shares  authorized;  no shares issued or  outstanding  Series M
    Convertible Non-Voting Preferred, par value $0.10 per
share;
               1,066,666 shares authorized; 800,000 shares issued and                80                80                80
outstanding
    Common stock, par value $0.10 per share;
               50,000,000   shares   authorized;   37,581,209;   37,724,116  and
              37,954,711 shares issued; 37,581,209; 37,609,849
              and 37,840,445 shares outstanding                                   3,758             3,772             3,795
    Capital in excess of par value                                               20,910            22,865            25,626
    Retained earnings                                                            39,988            48,894            43,094
    Cumulative foreign currency translation adjustments                           (231)             (907)           (1,437)
    Treasury stock at cost, 0; 114,266 and 114,266 shares                             -           (2,173)           (2,173)
                                                                          --------------     -------------     -------------
         Total stockholders' equity                                              64,505            72,531            68,985

                                                                          --------------     -------------     -------------
                                                                               $142,391         $ 220,656        $  166,729
                                                                          ==============     =============     =============


The accompanying notes are an integral part of these balance sheets.





                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                                                November 30,               November 30,
                                                                                        1996                       1997

NET SALES AND LICENSING FEES                                                  $        6,317              $       5,340
COST OF SALES                                                                          5,129                      3,273
                                                                              --------------             --------------
GROSS PROFIT                                                                           1,188                      2,067
                                                                              --------------             --------------

OPERATING EXPENSES:
     Research and development                                                          2,590                      3,632
     Selling                                                                           2,421                      2,876
     General and administrative                                                        2,594                      2,602
     Unusual charges related to acquisitions                                             396                         47
                                                                            ----------------           ----------------
                                                                                       8,001                      9,157
                                                                             ---------------           ----------------

OPERATING  LOSS                                                                       (6,813)                    (7,090)
INTEREST EXPENSE, net of capitalized interest of $132 and $57                           (269)                      (343)
OTHER                                                                                    257                         66
                                                                              --------------           ----------------

LOSS  BEFORE INCOME TAXES                                                             (6,825)                    (7,367)
INCOME TAX BENEFIT                                                                     2,457                      2,726
                                                                               -------------         ------------------
NET LOSS                                                                              (4,368)                    (4,641)
DIVIDENDS ON PREFERRED STOCK                                                             (13)                       (24)
                                                                            -----------------       --------------------
NET LOSS APPLICABLE TO COMMON SHARES                                          $       (4,381)         $          (4,665)
                                                                                ===============      ==================

PRIMARY EARNINGS PER SHARE:

NET LOSS PER SHARE                                                            $       (0.12)           $         ( 0.12)
                                                                              ==============            =================
NUMBER OF SHARES USED IN PRIMARY EARNINGS
     PER SHARE CALCULATIONS                                                           37,573                     37,721
                                                                             ===============            ===============

FULLY DILUTED EARNINGS PER SHARE:

NET LOSS PER SHARE                                                        $          (0.12)           $          (0.12)
                                                                           =================            =================
NUMBER OF SHARES USED IN FULLY DILUTED EARNINGS
     PER SHARE CALCULATIONS                                                          37,573                     37,721
                                                                            ================           ================

DIVIDENDS PER SHARE                                                        $          0.017           $          0.030
                                                                            ================           ================










The accompanying notes are an integral part of these statements.













                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)




                                                                                 November 30,             November 30,
                                                                                      1996                      1997
                                                                                ----------------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                   $                          $
                                                                                     (4,368)                    (4,641)
Adjustments to reconcile  net loss to net cash  provided by (used in)  operating activities:
     Depreciation and amortization                                                     1,189                      1,807
     Minority interest in subsidiaries                                                     -                        158
Changes in current assets and liabilities:
     Receivables                                                                      60,204                     84,437
     Inventories                                                                    (19,319)                   (25,561)
    Prepaid expenses                                                                   (100)                        289
    Accounts payable                                                                   2,914                     13,560
    Accrued expenses                                                                (43,943)                   (79,421)
    Income taxes payable                                                             (1,515)                    (4,251)
Decrease in intangible and other assets                                                  278                         46
                                                                               --------------            ---------------
         Net cash used in operating activities                                       (4,660)                   (13,577)
                                                                               --------------            ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (4,010)                    (4,426)
    Proceeds from sale of investment                                                       -                      1,350
                                                                               --------------            ---------------
         Net cash used in investing activities                                       (4,010)                    (3,076)
                                                                               --------------            ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                             -                    (3,861)
    Payments of long-term debt                                                           (2)                   (35,092)
   Dividends paid                                                                      (648)                    (1,159)
   Proceeds from long-term debt                                                            -                     40,634
   Proceeds from short-term debt                                                      10,113                     15,597
   Proceeds from exercise of stock options and tax benefit
        of stock option exercises                                                        166                      2,784
                                                                               --------------            ---------------
                                    Net cash provided by financing activities          9,629                     18,903
                                                                               --------------            ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                959                      2,250
CASH AND CASH EQUIVALENTS, as of August 31                                               560                      1,890
                                                                               ==============            ===============
CASH AND CASH EQUIVALENTS, as of November 30                                               $                          $
                                                                                       1,519                      4,140
                                                                               ==============            ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the three months for:
         Interest paid, net of capitalized interest                                        $                          $
                                                                                         300                        325
                Income taxes                                                               $                          $
                                                                                           -                          -


The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except percentages and share amounts)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' (the "Company") business, the results of operations for the three month periods ended November 30, 1996 and November 30, 1997, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 1997.

In October 1997, the Board of Directors authorized a 4 for 3 stock split for all common and preferred shares outstanding effected in the form of a dividend, with no change in par value, distributed on November 20, 1997 to stockholders of record on November 10, 1997. This stock split has been reflected in the accompanying financial statements.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", was issued effective for both interim and annual periods ending after December 15, 1997. This statement requires, among other things, the presentation of basic earnings per share and diluted earnings per share. Earlier adoption is prohibited. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share. The proforma effects of this accounting change for the three months ended November 30, were as follows:

Per share amounts                 1996             1997
-------------------------------------------------------------------------------

Primary EPS as reported       $ (0.12)              $ (0.12)
-------------------------------------------------------------------------------
Basic EPS                     $ (0.12)              $ (0.12)
-----------------------------------------------------------------------------

Fully diluted EPS as reported $ (0.12)              $  (0.12)
--------------------------------------------------------------------------------
Diluted EPS                   $ (0.12)              $ (0.12)
------------------------------------------------------------------- ------------

SFAS No. 130, "Reporting Comprehensive Income", establishes new standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of SFAS No. 130 to have a material effect on its financial statements.

3.  INVENTORIES

Inventories consisted of the following (in thousands):


                                                     November 30,      August 31,       November 30,
                                                           1996              1997             1997

Finished goods                                     $       31,544     $     28,114    $       29,638
Raw materials                                              28,991           16,121            40,068
Growing crops                                                 665              300               109
Supplies and other                                          1,513              876             1,252
                                                 ----------------    -------------------------------
                                                           62,713           45,411            71,067
Less reserves                                              (1,934)          (2,525)           (2,620)
                                                   ---------------   --------------   ---------------
                                                    $      60,779     $     42,886     $      68,447
                                                    =============     ============     =============

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost.


4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):


                                                   November 30,          August 31,           November 30,
                                                         1996                 1997                  1997

Land and improvements                            $        3,864        $       4,360        $        4,419
Buildings and improvements                               26,189               32,425                33,755
Machinery and equipment                                  32,675               32,734                36,569
Germplasm, breeder and foundation seed                    9,500                9,500                 9,500
Construction in progress                                  7,300                8,276                 6,608
                                                ---------------       ---------------      ---------------
                                                         79,528               87,295                90,851
Less accumulated depreciation                           (21,635)             (24,273)              (25,740)
                                                 ---------------       --------------       ---------------
                                                 $       57,893        $      63,022        $       65,111
                                                 ==============        =============        ==============

5.  CONTINGENCIES

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

D&M International, LLC, is a venture formed in 1995 through which D&PL (the managing member) and Monsanto plan to introduce in combination D&PL's acid delinting technology and Monsanto's Bollgard gene technology. In November 1995, D&M International, LLC formed a subsidiary, D&PL China Pte Ltd. ("D&PL China"). In November 1996, D&PL China concluded negotiations with parties in Hebei Province, one of the major cotton producing regions in the People's Republic of China, to form Hebei Ji Dai Cotton Seed Technology Company Ltd. ("Ji Dai"), a joint venture controlled by D&PL China. In June 1997, Ji Dai commenced construction of a new cotton seed conditioning and storage facility in Hebei, China, under terms of the joint venture agreement. The new facility was completed in November 1997. During the 1997 growing season, the joint venture harvested sufficient seed (assuming normal production runs) to produce seed sufficient to plant up to 500,000 acres of Bollgard cotton in Hebei in 1998.

In December 1997, D&M International, LLC announced a joint venture with Centro Integral Agropecuario ("CIAGRO"), a distributor of agricultural inputs in the Argentine cotton region, for the production and sale of genetically improved cotton seed. The new joint venture will be called CDM Mandiyu and will be owned 60% by D&M International, LLC and 40% by CIAGRO. The cotton region, comprised of the Provinces of Chaco, Santiago del Estero, Catamarca and Jujuy, presently has
2.5 million acres of cotton requiring 21,000 tons of cotton planting seed per year. The new venture, CDM Mandiyu, will produce high quality cotton seed, integrating CIAGRO's local market and distribution knowledge and D&PL's cotton breeding and production capabilities with Monsanto's biotechnology expertise.

CDM Mandiyu will be licensed to sell D&PL cotton varieties containing Monsanto's Bollgard gene technology. Commercialization is planned for calendar 1998, after final approvalfrom certain Argentinian governmental agencies. Future plans include the production and sale of Roundup Ready(R) cotton, which is estimated to take place in fiscal 1999.
Monsanto's Bollgard gene is currently sold in cotton seed varieties owned by D&PL in the United States, Mexico and Australia.

The Company reached an agreement with parties in Zimbabwe to form a joint venture that will provide high quality acid delinted seed to farmers in Zimbabwe. Initially, the seed processing facility will process and sell locally developed and owned varieties which will be genetically transformed so they contain the Bollgard gene technology and potentially other technologies developed in the future. The introduction of these technologies into locally developed germplasm is expected to provide both large commercial growers as well as the small communal growers a significant economic advantage over those who don't use these technologies. This project is presently on hold pending Zimbabwean government approval.

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

The Company's recently completed delinting plants in South Africa and Argentina processed for the first time foundation seed grown in these countries. Such seed was exported to the U.S. for sale in the Spring of 1997. The use of Southern Hemisphere winter nurseries and seed production programs such as these can dramatically accelerate the introduction of new varieties because D&PL can raise at least two crops per year by taking advantage of the Southern Hemisphere growing season. Through these locations, the Company is also evaluating local market opportunities for the Company's cotton and, where feasible, soybean seed varieties.

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

In 1997, D&PL announced a production and cost optimization program aimed to improve operating efficiencies. The Company expects this program will reduce its unit cost of production and reduce the operating expense growth rate in future years. As part of this program, the Company idled three of its higher cost delinting facilities and reduced its work force at these facilities. The Company also reduced its work force further with a voluntary early retirement plan. D&PL believes its reconfigured production capabilities will allow it to continue to meet the accelerating demand for its insect resistant and herbicide tolerant transgenic products on a cost efficient basis to the farmer.

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



Acquisitions

In 1996, D&PL acquired Ellis Brothers Seed, Inc., Arizona Processing, Inc. and Mississippi Seed, Inc., which own the outstanding common stock of Sure Grow
Seed, Inc., (the "Sure Grow Companies") in exchange for stock valued at approximately $70 million on the day of closing. D&PL exchanged 2.8 million shares of its common stock (after all stock splits effected through November
1997) for all outstanding shares of the three companies. The merger was accounted for as a pooling-of-interests. The acquired companies have continued to market upland picker cotton seed varieties under their existing brand, Sure Grow. Additionally, through the Company, the Sure Grow breeding program now has access to Monsanto's Bollgard and Roundup Ready gene technologies.

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

Since the 1940's, the Paymaster(R) and Lankart(R) upland stripper cotton seed varieties have been developed for and marketed primarily in the High Plains of Texas and Oklahoma ("High Plains"). In 1994, D&PL acquired the Paymaster and Lankart cotton planting seed business ("Paymaster"), for approximately $14.0 million. Although the Paymaster varieties are planted on approximately 80% of the estimated 4.0 to 5.0 million cotton acres in the High Plains, only a small portion of that seed is actually sold by Paymaster. Farmer-saved seed accounted for up to 85% of the seed needed to plant the acreage in this market area. Through 1996 the seed needed to plant the remaining acreage was sold by Paymaster and its 12 sales associates through a certified seed program. Under this program, Paymaster sold parent seed to its contract growers who planted, produced and harvested the progeny of the parent seed, which Paymaster then purchased from the growers. The progeny of the parent seed was then sold by Paymaster to the sales associates who in turn delinted, conditioned, bagged and sold it to others as certified seed. The sales associates paid a royalty to Paymaster on certified seed sales. Beginning in fiscal 1997, D&PL's, operations department, in addition to producing parent seed, commenced delinting, conditioning and bagging unconditioned seed. Unconditioned seed is also supplied by D&PL to a limited number of contract processors who delint, condition and bag seed for a fee. This finished seed is sold by Paymaster as registered seed to distributors and dealers.

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













RESULTS OF OPERATIONS

The following sets forth selected operating data of the Company (in thousands):

                                             For the Three Months Ended

                                                    November 30,    November 30,

                                                     1996                 1997
                                                  ---------------     ---------
Operating results -
Net sales and licensing fees                             6,317           5,340
Gross profit                                             1,188           2,067
Operating expenses:
     Research and development                            2,590           3,632
     Selling                                             2,421           2,876
     General and administrative                          2,594           2,602
     Unusual charges related to                            396              47
acquisitions
Operating loss                                          (6,813)         (7,090)
Loss before income taxes                                (6,825)         (7,367)
Net loss applicable to common shares                    (4,381)         (4,665)

The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):

                                               November 30,           August 31,            November 30,
                                                   1996                  1997                   1997
                                             ------------------    ------------------    -------------------
Balance sheet summary-
Current assets                                         $72,114         $     145,449       $         90,829
Current liabilities                                     43,535               112,524                 56,443
Working capital                                         28,579                32,925                 34,386
Property, plant and equipment, net                      57,893                63,022                 65,111
Total assets                                           142,391               220,656                166,729
Outstanding borrowings                                  44,171                30,831                 48,109
Stockholders' equity                                    64,505                72,531                 68,985

Three months ended November 30, 1997, compared to three months ended November 30, 1996:
Net sales and licensing fees decreased approximately $1.0 million to $5.3 million from $6.3 million. The decrease in net sales and licensing fees is primarily the result of lower than expected sales of cotton seed in Australia and the timing of seed shipments to Mexico and Spain.

Operating expenses increased from $8.0 million in the first fiscal quarter of 1997 to $9.1 million in fiscal 1998. This expected increase is attributable to additional product development, research and promotional costs, the effects of which were partially offset by lower costs associated with the United States Department of Justice review of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc.

Interest expense increased by 26% to $0.34 million from $0.27 million primarily due to lower capitalized interest.

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

Capital expenditures for the first fiscal quarter of 1998 were $4.4 million. Domestic projects for fiscal 1998 include additional bagged seed storage to centralize warehousing of bagged seed and minimize storage and handling costs and an upgrade of computer hardware.The primary International project for fiscal 1998 to date is the completion of a new cotton seed conditioning and storage facility in Hebei, China. Management believes that domestic and International capital expenditures will approximate $7.5 million and $8.0 million, respectively, in fiscal 1998. These capital projects will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary.

In October 1997, the Board of Directors authorized a 4 for 3 stock split for all common and preferred shares outstanding effected in the form of a dividend, with no change in par value, distributed on November 20, 1997 to stockholders of record on November 10, 1997. This stock split has been reflected in the accompanying financial statements. A quarterly dividend rate of $0.03 per share was maintained after the split, which represents a 25% increase in the dividend rate.

In the first quarter of fiscal 1998, the Board of Directors authorized a quarterly dividend of $0.03 per share, paid December 15, 1997 to the stockholders of record on December 1, 1997. It is anticipated that quarterly dividends of $0.03 per share will continue to paid in the future, although the Board of Directors reviews this policy quarterly.

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









PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

        10.29 .. Employment Agreement between Delta and Pine Land Company and W. Thomas Jagodinski effective September 1, 1997.

        10.30 ...Employment Agreement between Arizona Processing, Inc. and Earl E. Dykes dated May 20, 1996.

        10.31 ...Letter Agreement between Delta and Pine Land Company and James H. Willeke dated September 1, 1995.

        11.01 ...Computation of Earnings Per Share

        27.01    Financial Data Schedule

(b) Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended November 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              DELTA AND PINE LAND
COMPANY


Date:     January 14, 1998                          /s/ Roger D. Malkin
                                                    -------------------
                                                   Roger D. Malkin, Chairman and
                                                   Chief Executive Officer


Date:    January 14, 1998                          /s/  W.   Thomas Jagodinski
                                                   W. Thomas Jagodinski,
                                          Vice President - Finance and Treasurer