Form 10-Q
period 1998-02-28
DELTA & PINE LAND CO
filed 1998-04-14
CIK 902277

UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                                     FORM 10-Q


(x)      Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
           For the quarterly period ended February 28, 1998 or
                                    -----------------

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

Common Stock, $0.10 Par Value--38,044,792 shares outstanding as of March 31,1998

                                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                                        INDEX

                                                                                                           Page No.
PART I.  FINANCIAL INFORMATION

   Item 1................................................................................Consolidated Financial Statements

    Consolidated Balance Sheets - February 28, 1997,
             August 31, 1997, and February 28, 1998                                                              1

    Consolidated Statements of Income - Three Months
             Ended February 28, 1997 and February 28, 1998                                                       2

    Consolidated Statements of Income - Six Months
             Ended February 28, 1997 and February 28, 1998                                                       3

    Consolidated Statements of Cash Flows - Six Months
             Ended February 28, 1997 and February 28, 1998                                                       4

    Notes to Consolidated Financial Statements                                                                   5

   Item 2....Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                                 8


PART II.  OTHER INFORMATION

   Item 6. ....Exhibits and Reports on Form 8-K                                                                  16

                 Signatures                                                                                      17


PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                           (in thousands, except share amounts)
                                                        (Unaudited)

                                                                           February 28,           August 31,           February 28,
                                                                               1997                     1997              1998

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                        $        598         $         1,890        $         1,343
     Receivables, net                                                       72,984                 95,437                  82,761
     Inventories                                                            65,845                 42,886                  76,621
     Prepaid expenses                                                        1,221                  2,167                   1,467
     Deferred income taxes                                                   1,907                  3,069                   3,069
                                                                 -------------------     ------------------     -------------------
         Total current assets                                              142,555                145,449                 165,261
                                                                 -------------------     ------------------     -------------------

PROPERTY, PLANT and EQUIPMENT, net                                          60,240                 63,022                  66,131

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                                                  4,737                  4,689                   4,650

INTANGIBLES, net                                                             3,142                  3,674                   3,536

OTHER ASSETS                                                                 4,130                  3,822                   2,159
                                                                 -------------------     ------------------     -------------------
                                                                       $   214,804           $    220,656           $     241,737
                                                                 ===================     ==================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                     $    39,482         $          259         $        39,355
     Accounts payable                                                       17,285                 19,113                  20,110
     Accrued expenses                                                       38,435                 91,196                  58,903
     Income taxes payable                                                   7,149                  1,956                   3,097
                                                                 -------------------     ------------------     -------------------
         Total current liabilities                                         102,351                112,524                 121,465
                                                                 -------------------     ------------------     -------------------

LONG-TERM DEBT, less current maturities                                     36,486                 30,572                  36,114

DEFERRED INCOME TAXES                                                        2,888                  4,038                   4,038

MINORITY INTEREST IN SUBSIDIARIES                                                -                    991                   1,719

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.10 per share;  2,000,000  shares  authorized:
         Series A Junior  Participating  Preferred,  par value  $0.10 per share;
         429,319 shares authorized; no shares issued or outstanding
    Series M Convertible Non-Voting Preferred, par value $0.10 per share;
               1,066,666 shares authorized; 800,000 shares issued and outstanding    80               80                      80
    Common stock, par value $0.10 per share;
               100,000,000 shares authorized;  37,592,764;  37,724,116
              and  38,005,050 shares issued; 37,592,764;  37,609,849
              and 37,890,784 shares outstanding                             3,760                  3,772                   3,800
    Capital in excess of par value                                         21,124                 22,865                  26,634
    Retained earnings                                                      48,653                 48,894                  51,715
    Cumulative foreign currency translation adjustments                      (538)                  (907)                 (1,655)
    Treasury stock at cost, 0; 114,266 and 114,266 shares                        -                (2,173)                 (2,173)
                                                                  -------------------     ------------------     -------------------
         Total stockholders' equity                                         73,079                 72,531                  78,401
                                                                        -
                                                                  -------------------     ------------------     -------------------
                                                                     $     214,804           $    220,656             $   241,737
                                                                  ===================     ==================     ===================



The accompanying notes are an integral part of these balance sheets.

                            DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                FOR THE THREE MONTHS ENDED
                                        (in thousands, except per share amounts)
                                                        (Unaudited)

                                                                                  February 28,                February 28,
                                                                                        1997                      1998

NET SALES AND LICENSING FEES                                                 $        66,425          $         77,245
COST OF SALES                                                                         41,100                    50,098
                                                                              --------------            ---------------
GROSS PROFIT                                                                          25,325                    27,147
                                                                              --------------           ---------------

OPERATING EXPENSES:
     Research and development                                                          3,445                      3,964
     Selling                                                                           3,548                      4,649
     General and administrative                                                        2,847                      2,214
     Unusual charges related to acquisitions                                             111                        -
                                                                            ----------------         ------------------
                                                                                       9,951                     10,827
                                                                             ---------------          -----------------

OPERATING  INCOME                                                                     15,374                     16,320
INTEREST EXPENSE, net of capitalized interest of $156 and $42                         (953)                       (895)
OTHER                                                                                  129                         100
                                                                                ----------------    -------------------

INCOME  BEFORE INCOME TAXES                                                           14,550                     15,525
PROVISION FOR INCOME TAXES                                                            (5,237)                    (5,744)
                                                                              ---------------        -------------------
NET INCOME                                                                             9,313                      9,781
DIVIDENDS ON PREFERRED STOCK                                                             (14)                       (24)
                                                                            -----------------       --------------------
NET INCOME APPLICABLE TO COMMON SHARES                                        $         9,299        $           9,757
                                                                                  ===============     =================

BASIC EARNINGS PER SHARE:

NET INCOME PER SHARE                                                        $           0.25           $           0.26
                                                                            ================           ================
NUMBER OF SHARES USED IN BASIC EARNINGS
     PER SHARE CALCULATION                                                            37,578                     37,858
                                                                             ===============             ==============

DILUTED EARNINGS PER SHARE:

NET INCOME PER SHARE                                                      $           0.23             $           0.24
                                                                             ================          ================
NUMBER OF SHARES USED IN DILUTED EARNINGS
     PER SHARE CALCULATION                                                          39,861                     40,397
                                                                            ===============            ===============

DIVIDENDS PER SHARE                                                           $       0.0169             $           0.03
                                                                              ==============             ================










The accompanying notes are an integral part of these statements.

                                DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                 FOR THE SIX MONTHS ENDED
                             (in thousands, except per share amounts)
                                                        (Unaudited)

                                                                                  February 28,                February 28,
                                                                                        1997                    1998

NET SALES AND LICENSING FEES                                                 $        72,742             $       82,585
COST OF SALES                                                                         46,229                     53,371
                                                                              --------------            ---------------
GROSS PROFIT                                                                          26,513                    29,214
                                                                              --------------           ---------------

OPERATING EXPENSES:
     Research and development                                                          6,035                      7,596
     Selling                                                                           5,969                      7,525
     General and administrative                                                        5,441                      4,816
     Unusual charges related to acquisitions                                             507                        47
                                                                            ----------------      --------------------
                                                                                      17,952                     19,984
                                                                              --------------          -----------------

OPERATING  INCOME                                                                      8,561                      9,230
INTEREST EXPENSE, net of capitalized interest of $288 and $99                       (1,222)                      (1,238)
OTHER                                                                                   386                        166
                                                                                   ----------------    -------------------

INCOME  BEFORE INCOME TAXES                                                            7,725                      8,158
PROVISION FOR INCOME TAXES                                                            (2,780)                    (3,018)
                                                                             ----------------        -------------------
NET INCOME                                                                             4,945                      5,140
DIVIDENDS ON PREFERRED STOCK                                                             (27)                       (48)
                                                                            -----------------      ---------------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $         4,918     $           5,092
                                                                                  ===============     =================

BASIC EARNINGS PER SHARE:

NET INCOME PER SHARE                                                        $           0.13           $           0.13
                                                                            ================           ================
NUMBER OF SHARES USED IN BASIC EARNINGS
     PER SHARE CALCULATION                                                            37,578                    37,786
                                                                             ===============           =================

DILUTED EARNINGS PER SHARE:

NET INCOME PER SHARE                                                           $           0.12          $           0.13
                                                                                 =================      ================
NUMBER OF SHARES USED IN DILUTED EARNINGS
     PER SHARE CALCULATION                                                                39,692                  40,259
                                                                                 ===============          ================

DIVIDENDS PER SHARE                                                              $       0.0338          $            0.06
                                                                                 ==============         =================










The accompanying notes are an integral part of these statements.

                                    DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE SIX MONTHS ENDED
                                                        (in thousands)
                                                         (Unaudited)


                                                                                   February 28,                     February 28,
                                                                                      1997                               1998
                                                                                ----------------                   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $     4,945                   $       5,140
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                         2,470                           3,427
     Minority interest in subsidiaries                                                         -                             728
     Effects of foreign currency translation losses                                        (293)                           (748)
Changes in current assets and liabilities:
     Receivables                                                                         (6,334)                          12,676
     Inventories                                                                        (24,492)                        (33,735)
    Prepaid expenses                                                                         142                             700
    Accounts payable                                                                       2,331                             997
    Accrued expenses                                                                    (16,644)                        (32,293)
    Income taxes payable                                                                   3,811                           1,141
Decrease in intangible and other assets                                                      653                             290
                                                                               -------------------            --------------------
         Net cash used in operating activities                                          (33,411)                        (41,677)
                                                                               -------------------            --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                   (7,545)                         (6,336)
    Proceeds from sale of investment                                                           -                           1,350
                                                                               -------------------            --------------------
         Net cash used in investing activities                                           (7,545)                         (4,986)
                                                                               -------------------            --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                              (56)                         (3,861)
    Payments of long-term debt                                                                 -                        (35,092)
   Dividends paid                                                                        (1,296)                         (2,319)
   Proceeds from long-term debt                                                            5,021                          40,634
   Proceeds from short-term debt                                                          36,943                          42,957
   Proceeds from exercise of stock options and tax benefit
        of stock option exercises                                                            382                           3,797
                                                                               -------------------            --------------------
        Net cash provided by financing activities                                         40,994                          46,116
                                                                               -------------------            --------------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                         38                           (547)
CASH AND CASH EQUIVALENTS, as of August 31                                                   560                           1,890
                                                                               -------------------            --------------------
CASH AND CASH EQUIVALENTS, as of February 28                                         $       598                $          1,343
                                                                               ===================            ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the six months for:
         Interest paid, net of capitalized interest                              $         1,200                $              725

                Income taxes                                                       $           -                $               -





The accompanying notes are an integral part of these statements.

DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except percentages and share amounts)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' (the "Company") business, the results of operations for the three and six month periods ended February 28, 1997 and February 28, 1998, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 1997.

In October 1997, the Board of Directors authorized a 4 for 3 stock split for all common and preferred shares outstanding effected in the form of a dividend, with no change in par value, distributed on November 20, 1997 to stockholders of record on November 10, 1997. This stock split has been reflected in the accompanying financial statements.

Certain prior year balances have been reclassified to conform to the current year presentation. Shares outstanding and per share amounts have been restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement requires, among other things, the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, "Reporting Comprehensive Income", establishes new standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of SFAS No. 130 to have a material effect on its financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company will not be affected by this statement, because it is in only one line of business.

3.  INVENTORIES

Inventories consisted of the following (in thousands):


                                                     February 28,          August 31,     February 28,
                                                           1997              1997            1998
                                                     ----------------  ---------------      ----------

Finished goods                                     $       36,392     $     28,114    $       50,019
Raw materials                                              29,090           16,121            25,744
Growing crops                                                 687              300               766
Supplies and other                                          1,765              876           2,782
                                                 ----------------    ------------- ---------------
                                                           67,934           45,411            79,311
Less reserves                                              (2,089)          (2,525)           (2,690)
                                                   ---------------   --------------   ---------------
                                                    $      65,845     $     42,886     $      76,621
                                                    =============     ============     =============

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost.


4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

                                                   February 28,            August 31,           February 28,
                                                         1997                1997                   1998

Land and improvements                                 $    4,157       $       4,360        $        4,415
Buildings and improvements                                27,320              32,425                32,196
Machinery and equipment                                   35,570              29,658                36,618
Germplasm                                                  7,500               7,500                 7,500
Breeder and foundation seed                                2,000               2,000                 2,000
Construction in progress                                   6,535               8,276                 7,612
                                                      ------------------------------       ---------------
                                                          83,082              84,219                90,341
Less accumulated depreciation                            (22,842)            (21,197)              (24,210)
                                                      ---------------  --------------       ---------------
                                                  $       60,240       $      63,022        $       66,131
                                                      ==============    =============        ==============

5.  CONTINGENCIES

Between August 1997 and February 1998, numerous farmers filed arbitration claims against the Company and Monsanto
Company ("Monsanto") with state agencies, primarily Mississippi. The complainants allege that Roundup Ready(R) seed marketed by the Company failed to perform as anticipated resulting in deformed or missing bolls and some further assert substantial yield losses in their 1997 crops. The Company and Monsanto are presently investigating these claims to determine the cause or causes of the problems alleged. Pursuant to the terms of the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Agreement") between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims. Additionally, under the Roundup Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of failure of the Roundup Ready glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claims involving defective varietal characteristics separate from or in addition to failure of the herbicide-tolerance gene. D&PL believes that these claims will be resolved without any material impact on the Company's financial statements.

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

In October 1996, Mycogen Plant Science, Inc. ("Mycogen") and Agrigenetics, Inc. filed a lawsuit in U.S. District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics ("DeKalb") as defendants alleging that two of Mycogen's recently issued patents have been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit seeks injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. Pursuant to the terms of the Bollgard Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims and certain other losses and costs. Due to Monsanto's obligation to indemnify D&PL, the Company believes that the resolution of this matter will not have a material impact on the Company or its financial statements. In February 1998, the Court returned a verdict in favor of D&PL, Monsanto and DeKalb on all counts finding Mycogen's patents invalid.

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $850,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have material impact on the Company or its financial statements. The Company continues to offer seed for sale in Guatemala.

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

In 1980, D&PL added soybean seed and in 1988 hybrid sorghum seed to its product line. In 1988, D&PL also commenced distributing corn hybrids acquired from others. In 1995, the Company sold its corn and sorghum business to Mycogen Plant Science, Inc. ("Mycogen"). D&PL and Mycogen entered into a joint marketing agreement whereby both companies sold D&PL's remaining corn and sorghum varieties through 1997. D&PL will exchange a sorghum processing plant located in Plainview, Texas for a cotton seed delinting facility in Lubbock, Texas owned by Mycogen by December 31, 1998.

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

CDM Mandiyu will be licensed to sell D&PL cotton varieties containing Monsanto's Bollgard gene technology. Commercialization is planned for calendar 1998, after final approval from certain Argentine governmental agencies. Future plans include the production and sale of Roundup Ready(R) cotton, which is estimated to take place in fiscal 1999.

The Company reached an agreement with parties in Zimbabwe to form a joint venture that will provide high quality acid delinted seed to farmers in Zimbabwe and is awaiting final approval from the Zimbabwean government. Initially, the seed processing facility will process and sell locally developed and owned varieties which will be genetically transformed so they contain the Bollgard gene technology and potentially other technologies developed in the future. The introduction of these technologies into locally developed germplasm is expected to provide both large commercial growers as well as the small communal growers a significant economic advantage over those who don't use these technologies. The Zimbabwean government has proposed certain changes to the agreement which are unacceptable to D&PL. The Company believes it is unlikely that the agreement will be approved in its present form.

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

Monsanto's Bollgard gene is currently sold in cotton seed varieties owned by D&PL in the United States, Mexico and Australia

The Company's recently completed delinting plants in South Africa and Argentina process foundation seed grown in these countries. Such seed was exported to the U.S. for sale in the Spring of 1997. The use of Southern Hemisphere winter nurseries and seed production programs such as these can dramatically accelerate the introduction of new varieties because D&PL can raise at least two crops per year by taking advantage of the Southern Hemisphere growing season. Through these locations, the Company is also evaluating local market opportunities for the Company's cotton and, where feasible, soybean seed varieties.

The Company's 1997 reorganization of its business among its key operating units including Deltapine, Paymaster (which includes the stripper varieties acquired in 1994 and the Hartz varieties acquired in 1996), Sure Grow and International, has been in effect for over one year now. This new structure has created healthy competition among the brands, particularly in the sales and research and development areas.

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

Acquisitions

In 1996, D&PL acquired Ellis Brothers Seed, Inc., Arizona Processing, Inc. and Mississippi Seed, Inc., which own the outstanding common stock of Sure Grow
Seed, Inc., (the "Sure Grow Companies") in exchange for stock valued at approximately $70 million on the day of closing. D&PL exchanged 2.8 million shares of its common stock (after adjustment for all stock splits effected through November 1997) for all outstanding shares of the three companies. The merger was accounted for as a pooling-of-interests. The acquired companies have continued to market upland picker cotton seed varieties under their existing brand, Sure Grow. Additionally, through the Company, the Sure Grow breeding program now has access to Monsanto's Bollgard and Roundup Ready gene technologies.

In 1996, the Company acquired Hartz Cotton, Inc. from Monsanto, which included inventories of cotton planting seed of Hartz upland picker varieties, germplasm, breeding stocks, trademarks, trade names and other assets, for approximately $6.0 million. The consideration consisted primarily of 800,000 shares (after adjustment for all stock splits effected through November 1997) of the Company's Series M Convertible Non-Voting Preferred Stock. Additional shares may be issued to Monsanto depending on the sales and profitability levels achieved by the product line acquired.

Since the 1940's, the Paymaster(R) and Lankart(R) upland stripper cotton seed varieties have been developed for and marketed primarily in the High Plains of Texas and Oklahoma ("High Plains"). In 1994, D&PL acquired the Paymaster and Lankart cotton planting seed business ("Paymaster"), for approximately $14.0 million. Although the Paymaster varieties were planted on approximately 80% of the estimated 4.0 to 5.0 million cotton acres in the High Plains through 1997, only a small portion of that seed was actually sold by Paymaster. Farmer-saved seed accounted for up to 85% of the seed needed to plant the acreage in this market area. Through 1997 the seed needed to plant the remaining acreage was sold by Paymaster and its 12 sales associates through a certified seed program. Under this program, Paymaster sold parent seed to its contract growers who planted, produced and harvested the progeny of the parent seed, which Paymaster then purchased from the growers. The progeny of the parent seed was then sold by Paymaster to the sales associates who in turn delinted, conditioned, bagged and sold it to others as certified seed. The sales associates paid a royalty to Paymaster on certified seed sales. Beginning in fiscal 1997, D&PL's, operations department, in addition to producing parent seed, commenced delinting, conditioning and bagging seed. Unconditioned ("fuzzy") seed is also supplied by D&PL to a limited number of contract processors who delint, condition and bag seed for a fee. This finished seed is then sold by Paymaster as registered seed to distributors and dealers.

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

Biotechnology

Collaborative biotechnology licensing agreements which were executed with Monsanto in 1992 and subsequently revised in 1993 and 1997, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in D&PL's varieties. The selected Bt is a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. This transgenic plant tissue causes the death of certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to D&PL for use under the trade name Bollgard. In D&PL's primary markets, the cost of insecticides is the largest single expenditure for many cotton growers, exceeding the cost of seed. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, Monsanto was notified that the United States Environmental Protection Agency ("EPA") had completed its initial registration of the Bollgard gene technology, thus clearing the way for commercial sales of seed containing the Bollgard gene. In 1996, D&PL sold commercially for the first time two NuCOTN varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard

Agreement") between the Company and Monsanto. This initial EPA registration expires on January 1, 2001, at which time the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.

The Bollgard Agreement between D&PL and certain of its affiliates and Monsanto provides for D&PL to commercialize D&PL cotton varieties that contain Monsanto's Bt gene technology. The gene and the related technology were patented or licensed from others by Monsanto and were licensed to D&PL for use under the trade name, Bollgard. Pursuant to the terms of the Bollgard Agreement, farmers must buy a limited use sub-license for the technology in order to purchase seed containing the Bt gene technology. The distributor/dealers who coordinate the farmer licensing process receive a service payment of up to 20% of the technology sub-licensing fee. After the dealers and distributors are compensated, D&PL pays Monsanto a royalty equal to 71% of the net sub-license fee (technology sub-licensing fees less distributor/dealer payments) and D&PL retains 29%. The license agreement continues until the later of the expiration of all patent rights or October 2008.

Pursuant to the Bollgard Agreement, Monsanto must defend and indemnify D&PL against claims of patent infringement, including all damages awarded or amounts paid in settlements. Monsanto will also indemnify D&PL against a) costs of inventory and b) lost profits on inventory which becomes unsaleable because of patent infringement claims. Monsanto must defend any claims of failure of performance of a Bollgard gene. Monsanto and D&PL will share the cost of any product performance claims in proportion to each party's share of the royalty. Indemnity from Monsanto only covers performance claims involving failure of insect resistance, and not claims alleging poor seed quality, vigor, or agronomic characteristics.

D&PL has also developed transgenic cotton and transgenic soybean varieties that are tolerant to Roundup(R) , a herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. In February 1996, the Company and Monsanto executed the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") which provides for the commercialization of Roundup Ready cotton seed. The Roundup Ready Agreement grants a license to D&PL and certain of its affiliates the right in the United States to sell cotton seed of D&PL's varieties that contain Monsanto's Roundup Ready gene. The Roundup Ready gene makes cotton plants tolerant to contact with Roundup (glyphosate) herbicide. Similar to the Bollgard Agreement, farmers must execute limited use sub-licenses for the technology in order to purchase seed containing the Roundup Ready Gene. Monsanto must defend and indemnify D&PL against claims of patent infringement, including all damages awarded or amounts paid in settlements. Monsanto will also indemnify D&PL against the cost of inventory that becomes unsaleable because of patent infringement claims, but Monsanto is not required to indemnify D&PL against lost profits on such unsaleable seed. In contrast with the Bollgard Gene License where the costs of gene performance claims will be shared in proportion to the division of sub-license revenue, Monsanto must defend and must bear the full cost of any claims of failure of performance of the Roundup Ready Gene. In both agreements, generally, D&PL is responsible for varietal/seed performance issues and Monsanto is responsible for failure of the genes. In February 1997, the Company and Monsanto executed the Roundup Ready Soybean License Agreement (the "Roundup Ready Soybean Agreement") which provides for the commercialization of Roundup Ready soybean seed.

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

D&PL announced in March 1998 that it has been granted United States Patent No. 5,723,765, entitled CONTROL OF PLANT GENE EXPRESSION. This patent is owned jointly by D&PL and the United States of America, as represented by the Secretary of Agriculture. The patent broadly covers plants and seed, both transgenic and conventional, of all species for a system designed to allow control of progeny seed viability without harming the crop. The principal application of the technology will be to control unauthorized planting of seed of proprietary varieties (sometimes called "brown bagging") by making such practice non-economic since unauthorized saved seed will not germinate, and would be useless for planting. The patent has the prospect of opening significant worldwide seed markets to the sale of transgenic technology in varietal crops in which crop seed currently is saved and used in subsequent seasons as planting seed. D&PL intends that licensing of this technology will be made widely available to other seed companies.

The patent was developed from a research program conducted pursuant to a Cooperative Research and Development Agreement between D&PL and the U.S. Department of Agriculture's Agricultural Research Service in Lubbock, Texas. The technology resulted from basic research and will require further development, which is already underway, in order to be used in commercial seed.

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

In connection with its seed operations, the Company also farms approximately 2,600 acres in the U.S., primarily for production of cotton and soybean foundation seed. The Company has annual agreements with various growers to produce seed for cotton and soybeans. The growers plant parent seed purchased from the Company and follow quality assurance procedures required for seed production. If the grower adheres to established Company quality assurance standards throughout the growing season and if the seed meets Company standards upon harvest, the Company may be obligated to purchase specified minimum quantities of seed, usually in its first and second fiscal quarters, at prices equal to the commodity market price of the seed plus a grower premium. The Company then conditions the seed for sale.

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

Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized based on the number of acres to be planted with such seed when the seed is shipped. Prior to 1998, licensing fees were based on the estimated number of acres that farmers were expected to plant with the seed purchased. In 1998 the licensing fees charged to farmers is based on seed drop rates established for seven geographic regions. Revenue is recognized based on established technology fee per unit shipped in each geographic region. Domestically, the Company promotes its cotton and soybean seed directly to farmers and sells its seed through distributors and dealers. All of the Company's domestic seed products (including Bollgard and Roundup Ready technologies) are subject to return or credit, which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices of other crops and weather conditions occurring in the spring planting season during the Company's third and fourth quarters. The Company provides for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to the Company's operating results are recorded when such differences become known, typically in the Company's fourth quarter. All significant returns occur or are accounted for by fiscal year end. International export seed revenues are recognized upon the date seed is shipped or the date letters of credit are cleared, whichever is later. Generally, international export sales are not subject to return.

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

RESULTS OF OPERATIONS

The following sets forth selected operating data of the Company (in thousands):

                                                     For the Three Months Ended                      For the Six Months Ended


                                                      February 28,             February 28,           February 28,      February 28,
                                                      1997                       1998                   1997                    1998
                                                     ----------------          ---------------     ---------------        ----------
Operating results -

Net sales and licensing fees                           $   66,425              $  77,245              $   72,742          $   82,585
Gross profit                                               25,325                 27,147                  26,513              29,214
Operating expenses:
     Research and development                               3,445                  3,964                   6,035               7,596
     Selling                                                3,548                  4,649                   5,969               7,525
     General and administrative                             2,847                  2,214                   5,441               4,816
     Unusual charges related to acquisitions                  111                      -                     507                  47
Operating income                                           15,374                 16,320                   8,561               9,230

Interest expense, net                                        (953)                  (895)                 (1,222)            (1,238)
Income before income taxes                                 14,550                 15,525                   7,725              8,158
Net income applicable to common shares                      9,299                  9,757                   4,918              5,092


The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):

                                                     February 28,                August 31,                 February 28,
                                                         1997                       1997                        1998
                                                -----------------------    -----------------------    ------------------------
Balance sheet summary-
Current assets                                    $            142,555       $           145,449        $              165,261
Current liabilities                                           102,351                    112,524                     121,465

Working capital                                               40,204                      32,925                      43,796

Property, plant and equipment, net                             60,240                     63,022                      66,131
Total assets                                                  214,804                    220,656                     241,737
Outstanding borrowings                                         75,968                     30,831                      75,469
Stockholders' equity                                           73,079                     72,531                      78,401


Three months ended February 28, 1998, compared to three months ended February 28, 1997:
Net sales and licensing fees increased approximately $10.8 million to $77.2 million from $66.4 million. The increase in net sales and licensing fees is the result of increased sales of Roundup Ready stripper cotton seed and first year sales by the China joint venture, partially offset by lower sales of upland picker cotton seed.

Operating expenses increased from $9.9 million in the second fiscal quarter of 1997 to $10.8 million in fiscal 1998. This increase is attributable to additional product development, research and promotional costs, the effects of which were partially offset by lower costs of professional and legal fees.

Interest expense decreased by 6% to $0.89 million from $0.95 million primarily due to lower outstanding borrowings, partially offset by lower capitalized interest.

Six months ended February 28, 1998, compared to six months ended February 28, 1997:

Net sales and licensing fees increased approximately $9.8 million to $82.5 million from $72.7 million. The increase in net sales and licensing fees is the result of increased sales of Roundup Ready stripper cotton seed and first year sales by the China joint venture, partially offset by lower sales of upland picker cotton seed and lower sales in Australia.

Operating expenses increased from $17.9 million in 1997 to $19.9 million in 1998. This expected increase is primarily due to additional domestic product development costs, research and promotional costs and the establishment of international research operations in Greece, Spain and China, offset by lower professional and legal fees.

Interest expense was consistent between 1997 and 1998, although capitalized interest decreased between years.

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

The Company borrows funds from a financial institution to meet its working capital needs. The current agreement provides a core commitment of $50 million and a seasonal commitment of $25 million, plus additional availability of $10 million at the Company's discretion. The core commitment is a long-term loan that may be borrowed upon at any time and is due January 1, 2000. The seasonal commitment is a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year and expires January 1, 2000. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants.

The Company is currently negotiating a $110 million Senior Credit Facility with its existing lender and two participating institutions and anticipates executing this agreement in April 1998. The planned facility will include a $55 million core facility due in 2001 and a $55 million seasonal facility available September 1 through June 30 each year, also due in 2001. The new agreement will have covenants and pricing structures similar to the existing agreements.

Capital expenditures for the second fiscal quarter of 1998 were $1.9 million. Domestic projects for fiscal 1998 include additional bagged seed storage to centralize warehousing of bagged seed and minimize storage and handling costs and an upgrade of computer hardware. The primary international project for fiscal 1998 to date is the completion of a new cotton seed conditioning and storage facility in Hebei, China. Management believes that domestic and international capital expenditures will approximate $7.5 million and $8.0 million, respectively, in fiscal 1998. These capital projects will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary.

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

In the second quarter of fiscal 1998, the Board of Directors authorized a quarterly dividend of $0.03 per share, paid March 16, 1998 to the stockholders of record on March 1, 1998. It is anticipated that quarterly dividends of $0.03 per share will continue to paid in the future, although the Board of Directors reviews this policy quarterly.

Cash provided from operations, early payments from customers and borrowings under the loan agreement should be sufficient to meet the Company's 1998 working capital needs.

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the stockholders of Delta and Pine Land Company was held on Thursday, February 27, 1998, for the following purposes:

1. to elect two Class II members to the Board of Directors, each to serve until the 2001 Annual Meeting of Stockholders. 2. to increase the number of shares of Common Stock authorized from 50,000,000 to 100,000,000; 3. to ratify the appointment of Arthur Andersen LLP as the independent public accountants for the fiscal year ending
     August 31, 1998;

The results from the stockholders' meeting is as follows:

Item Number                               For                         Against      Withheld/Abstained

1.(a)      Joseph M Murphy                27,133,048                     -                   23,439
  (b)      Rudi E. Scheidt                27,132,764                     -                   23,723

2.                                        26,652,961                  486,396                17,128

3.                                        27,118,872                   24,941                12,672

Other directors whose term of office continued after the meeting are Roger D. Malkin, Jon E.M. Jacoby, Stanley P. Roth and
Nam-Hai Chua.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

    11.01    Computation of Earnings Per Share

    27.01    Financial Data Schedule

(b) Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended February 28, 1998.

                                                        SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DELTA AND PINE LAND COMPANY

Date: April 14, 1998                                               /s/ Roger D. Malkin
                                                                   -------------------
                                                                    Roger D. Malkin, Chairman and
                                                                    Chief Executive Officer


Date: April 14, 1998                                               /s/ W. Thomas Jagodinski
                                                                   ------------------------
                                                                    W. Thomas Jagodinski,
                                                                    Vice President - Finance and Treasurer



                                                       EXHIBIT 11.01

                                             COMPUTATION OF EARNINGS PER SHARE
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 FOR THE THREE MONTHS ENDED

                                                                 February 28,            February 28,
                                                                     1997                    1998
                                                             ---------------------   ---------------------

BASIC  EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING AT THE BEGINNING OF
     PERIOD                                                               37,572                  37,840

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK ISSUED DURING THE
     PERIOD                                                                    6                      18
                                                             ---------------------   ---------------------

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK OUTSTANDING
     DURING THE PERIOD FOR COMPUTATION
     OF BASIC EARNINGS PER SHARE                                          37,578                  37,858
                                                             =====================   =====================

DILUTED EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING AT THE BEGINNING OF                                      37,572                  37,840
     PERIOD

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK ISSUED DURING THE
     PERIOD                                                                    6                      18

WEIGHTED AVERAGE NUMBER OF SHARES
      ATTRIBUTED TO CONVERTIBLE PREFERRED                                    800                     800
      STOCK

NUMBER OF SHARES ATTRIBUTED TO
      STOCK OPTIONS                                                        1,483                   1,739

                                                             ---------------------   ---------------------
WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK OUTSTANDING
     DURING THE PERIOD FOR COMPUTATION
     OF DILUTED EARNINGS PER SHARE                                        39,861                  40,397
                                                             =====================   =====================

NET INCOME APPLICABLE TO COMMON SHARES                     $               9,299  $                9,757
                                                             =====================   =====================

NET INCOME PER COMMON SHARE:

     BASIC                                                 $                0.25  $                 0.26
                                                             =====================   =====================
     DILUTED                                               $                0.23  $                 0.24
                                                             =====================   =====================



                                                       EXHIBIT 11.01

                                             COMPUTATION OF EARNINGS PER SHARE
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  FOR THE SIX MONTHS ENDED

                                                                 February 28,            February 28,
                                                                     1997                    1998
                                                             ---------------------   ---------------------

BASIC  EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING AT THE BEGINNING OF
     PERIOD                                                               37,564                  37,610

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK ISSUED DURING THE
     PERIOD                                                                   14                     176
                                                             ---------------------   ---------------------

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK OUTSTANDING
     DURING THE PERIOD FOR COMPUTATION
     OF BASIC EARNINGS PER SHARE                                          37,578                  37,786
                                                             =====================   =====================

DILUTED EARNINGS PER SHARE:

NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING AT THE BEGINNING OF                                      37,564                  37,610
     PERIOD

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK ISSUED DURING THE
     PERIOD                                                                   14                     176

WEIGHTED AVERAGE NUMBER OF SHARES
      ATTRIBUTED TO CONVERTIBLE PREFERRED                                    800                     800
      STOCK

NUMBER OF SHARES ATTRIBUTED TO
      STOCK OPTIONS                                                        1,314                   1,673

                                                             ---------------------   ---------------------
WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK OUTSTANDING
     DURING THE PERIOD FOR COMPUTATION
     OF DILUTED EARNINGS PER SHARE                                        39,692                  40,259
                                                             =====================   =====================

NET INCOME APPLICABLE TO COMMON SHARES                     $               4,918  $                5,092
                                                             =====================   =====================

NET INCOME PER COMMON SHARE:

     BASIC                                                 $                0.13  $                 0.13
                                                             =====================   =====================
     DILUTED                                               $                0.12  $                 0.13
                                                             =====================   =====================
