Form 10-Q
period 1998-05-31
DELTA & PINE LAND CO
filed 1998-07-15
CIK 902277

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                                     FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 1998 or

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

Common Stock,$0.10 Par Value --38,329,329 shares outstanding as of June 29,1998.

                       DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                                        INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - May 31, 1997,
             August 31, 1997, and May 31, 1998                               1

    Consolidated Statements of Income - Three Months
             Ended May 31, 1997 and May 31, 1998                             2

    Consolidated Statements of Income - Nine Months
             Ended May 31, 1997 and May 31, 1998                             3

    Consolidated Statements of Cash Flows - Nine Months
             Ended May 31, 1997 and May 31, 1998                             4

    Notes to Consolidated Financial Statements                               5

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             9


PART II.  OTHER INFORMATION

   Item 1.   Legal
Proceedings                                                                 18

   Item 6.   Exhibits and Reports on Form 8-K                               18

                 Signatures
19

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                           DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                              (in thousands, except share amounts)
                                         (Unaudited)

                                      May 31,         August 31,      May 31,
                                       1997                1997         1998
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents   $      869          $  1,890      $    15,015
     Receivables, net               127,495            95,437          183,707
     Inventories                     46,138            42,886           58,931
     Prepaid expenses                 1,230             2,167            1,000
     Deferred income taxes            1,907             3,069            3,069
                                --------------    -------------    -------------
         Total current assets       177,639           145,449          261,722
                                --------------     -------------   -------------

PROPERTY, PLANT and EQUIPMENT,
                   net               62,351            63,022           66,691

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net           4,711             4,689            4,617

INTANGIBLES, net                      3,150             3,674            3,518

OTHER ASSETS                          5,045             3,822            2,853
                               ==============     =============     ============
                                $   252,896      $    220,656       $  339,401
                               ==============     =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable               $                 $                   $
                                        263               259           23,940
     Accounts payable                 9,638            19,113           11,747
     Accrued expenses                98,605            91,196          134,441
     Income taxes payable            17,345             1,956            7,329
                               --------------     -------------     ------------
         Total current liabilities  125,851           112,524          177,457
                               --------------     -------------     ------------

LONG-TERM DEBT, less current
                    maturities       32,430            30,572           56,114

DEFERRED INCOME TAXES                 2,888             4,038            4,038

MINORITY INTEREST IN SUBSIDIARIES        -               991             2,220

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
outstanding

Common stock, par value $0.10 per share;
100,000,000 shares authorized;  37,616,899;
37,724,116 and  38,381,549 shares issued;
37,534,099;  37,609,850 and 38,267,283
shares outstanding                    3,761             3,772            3,838

Capital in excess of par value       21,377            22,865           35,233
Retained earnings                    68,352            48,894           64,508
Cumulative foreign currency
translation adjustments               (368)             (907)           (1,914)
Treasury stock at cost,
82,800; 114,266 and 114,266 shares  (1,475)           (2,173)           (2,173)
                                --------------     -------------     -----------
      Total stockholders' equity    91,727            72,531              99,572

                                --------------     -------------     -----------
                                $  252,896         $ 220,656         $   339,401
                               ==============     =============     ============


The accompanying notes are an integral part of these balance sheets.





                              DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                         FOR THE THREE MONTHS ENDED
                                 (in thousands, except per share amounts)
                                             (Unaudited)


                                              May 31,                    May 31,
                                                1997                       1998

NET SALES AND LICENSING FEES         $        116,425             $      126,029
COST OF SALES                                  73,704                     86,011
                                        --------------            --------------
GROSS PROFIT                                   42,721                     40,018
                                        --------------            --------------

OPERATING EXPENSES:
     Research and development                   3,897                      4,809
     Selling                                    3,256                      4,327
     General and administrative                 2,500                      3,684
     Unusual charges related to acquisitions      433                      2,221
                                       ----------------         ----------------
                                               10,086                     15,041
                                         --------------          ---------------

OPERATING  INCOME                              32,635                     24,977
INTEREST EXPENSE, net of capitalized
interest of $133 and $50                        (861)                    (1,332)
OTHER                                             81                       (420)
                                        ---------------       ------------------

INCOME  BEFORE INCOME TAXES                    31,855                     23,225
PROVISION FOR INCOME TAXES                   (11,293)                    (9,260)
                                        -------------        -------------------
NET INCOME                                     20,562                     13,965
DIVIDENDS ON PREFERRED STOCK                     (18)                       (24)
                                      -----------------       ------------------
NET INCOME APPLICABLE TO COMMON SHARES  $      20,544          $         13,941
                                          =============        ================

BASIC EARNINGS PER SHARE:

NET INCOME PER SHARE                $           0.55            $           0.36
                                    ================            ================
NUMBER OF SHARES USED IN BASIC EARNINGS
     PER SHARE CALCULATION                    37,427                      38,133
                                     ===============              ==============

DILUTED EARNINGS PER SHARE:

NET INCOME PER SHARE                $           0.52           $           0.34
                                     ================           ================
NUMBER OF SHARES USED IN DILUTED EARNINGS
     PER SHARE CALCULATION                    39,831                     41,328
                                      ===============            ===============

DIVIDENDS PER SHARE                  $       0.0225             $           0.03
                                     ==============             ================










The accompanying notes are an integral part of these statements.

                       DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                 FOR THE NINE MONTHS ENDED
                          (in thousands, except per share amounts)
                                       (Unaudited)


                                             May 31,                     May 31,
                                               1997                       1998

NET SALES AND LICENSING FEES         $        189,167             $      208,614
COST OF SALES                                 119,933                    139,382
                                       --------------            ---------------
GROSS PROFIT                                   69,234                     69,232
                                       --------------            ---------------

OPERATING EXPENSES:
     Research and development                  10,116                     12,405
     Selling                                    9,443                     11,852
     General and administrative                 7,539                      8,500
     Unusual charges related to acquisitions      940                      2,268
                                       ----------------       ------------------
                                               28,038                     35,025
                                       --------------          -----------------

OPERATING  INCOME                              41,196                     34,207
INTEREST EXPENSE, net of
capitalized interest of $421 and $149         (2,083)                    (2,570)
OTHER                                            467                       (254)
                                     ----------------        -------------------

INCOME  BEFORE INCOME TAXES                    39,580                     31,383
PROVISION FOR INCOME TAXES                    (14,073)                  (12,278)
                                     ----------------         ------------------
NET INCOME                                     25,507                     19,105
DIVIDENDS ON PREFERRED STOCK                     (45)                       (72)
                                     ----------------      ---------------------
NET INCOME APPLICABLE TO COMMON SHARES $       25,462          $         19,033
                                          ===============      ================

BASIC EARNINGS PER SHARE:

NET INCOME PER SHARE               $           0.68            $            0.50
                                   ================           =================
NUMBER OF SHARES USED IN BASIC EARNINGS
     PER SHARE CALCULATION                 37,581                     37,899
                                   ===============          =================

DILUTED EARNINGS PER SHARE:

NET INCOME PER SHARE                $           0.64           $           0.47
                                 =================          ================
NUMBER OF SHARES USED IN DILUTED EARNINGS
     PER SHARE CALCULATION                  39,638                      40,516
                                  ===============            ================

DIVIDENDS PER SHARE               $       0.0563             $            0.09
                                 ==============             =================










The accompanying notes are an integral part of these statements.

                            DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE NINE MONTHS ENDED
                                           (in thousands)
                                            (Unaudited)




                                                  May 31,                May 31,
                                                   1997                     1998
                                                -----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $25,507             $   19,105
Adjustments to reconcile  net income to net
cash provided by (used in) operating
   activities:
     Depreciation and amortization                 3,691                  5,030
     Minority interest in subsidiaries               -                    1,229
     Effects of foreign currency translation losses (123)                (1,007)
Changes in current assets and liabilities:
     Receivables                                 (60,845)               (88,270)
     Inventories                                  (4,678)               (16,045)
    Prepaid expenses                                 133                  1,167
    Accounts payable                              (5,316)                (7,366)
    Accrued expenses                              43,526                  43,245
    Income taxes payable                           14,007                  5,373
Increase in intangible and other assets             (393)                  (323)
                                                  --------------     -----------
         Net cash provided by (used in)
operating activities                               15,509               (37,862)
                                              --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment           (10,835)                (8,529)
    Proceeds from sale of investment                -                      1,350
                                              --------------         -----------
 Net cash used in investing activities            (10,835)               (7,179)
                                             --------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                (29,462)                  (21,018)
    Payments of long-term debt                (19,070)                  (35,092)
   Dividends paid                              (2,159)                   (3,491)
   Proceeds from long-term debt                27,130                     60,634
   Proceeds from short-term debt               20,035                     44,699
    Purchase of common stock                  (1,475)                          -
   Proceeds from exercise of stock options and tax benefit
        of stock option exercises                636                      12,434
                                             --------------      ---------------
   Net cash (used in) provided by
                  financing activities        (4,365)                     58,166
                                       --------------            ---------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS      309                     13,125
CASH AND CASH EQUIVALENTS, as of August 31      560                      1,890
                                       ==============            ===============
CASH AND CASH EQUIVALENTS, as of May 31 $       869           $          15,015
                                      ==============            ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the nine months for:
         Interest paid, net of capitalized
                    interest          $      2,200            $           2,200
                Income taxes          $      2,300            $             400


The accompanying notes are an integral part of these statements.

                        DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in thousands, except percentages and share amounts)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' (the "Company") business, the results of operations for the three and nine month periods ended May 31, 1997 and May 31, 1998, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 1997.

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, "Reporting Comprehensive Income," establishes new standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the disclosure requirements of SFAS No. 130 beginning in fiscal 1999.

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

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the disclosure requirements of SFAS No. 132 beginning in fiscal 1999.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for the derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS No. 133 to have a material effect on its financial statements.





3.  INVENTORIES

Inventories consisted of the following (in thousands):


                                                         May 31,       August 31,           May 31,
                                                           1997              1997             1998

Finished goods                                     $       23,306     $     28,114    $       43,173
Raw materials                                              21,888           16,121            15,922
Growing crops                                               1,887              300               989
Supplies and other                                            991              876             1,533
                                                  ---------------    -------------   ---------------
                                                           48,072           45,411            61,617
Less reserves                                              (1,934)          (2,525)           (2,686)
                                                   ---------------   --------------   ---------------
                                                    $      46,138     $     42,886     $      58,931
                                                    =============     ============     =============

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost.


4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):


                                                        May 31,            August 31,               May 31,
                                                         1997                 1997                  1998

Land and improvements                            $        4,156        $       4,360        $        4,487
Buildings and improvements                               29,305               32,425                35,001
Machinery and equipment                                  35,458               29,658                37,381
Germplasm                                                 7,500                7,500                 7,500
Breeder and foundation seed                               2,000                2,000                 2,000
Construction in progress                                  7,693                8,276                 6,010
                                                ---------------       ---------------      ---------------
                                                         86,112               84,219                92,379
Less accumulated depreciation                           (23,761)             (21,197)              (25,688)
                                                 ---------------       --------------       ---------------
                                                 $       62,351        $      63,022        $       66,691
                                                 ==============        =============        ==============

5.    MERGER

On May 8, 1998, the Company entered into a merger agreement with Monsanto Company ("Monsanto"), pursuant to which the Company would be merged with and into Monsanto. This agreement is subject to the approval of the Company's stockholders. Under terms of the agreement, the Company's stockholders would be entitled to receive 0.8625 shares of Monsanto's Common Stock in exchange for each share of Delta and Pine Land stock they hold subject to adjustment as described below (the "Exchange Ratio"). The Exchange Ratio will be reduced if the Final Average Price of Monsanto Common Stock is more than $67.95. If the Final Average Price of Monsanto Common Stock is less than $40.77, the Company will have the right to terminate the merger agreement, unless Monsanto elects to increase the Exchange Ratio. The "Final Average Price" of Monsanto Common Stock is the average closing price for such stock for the 30 New York Stock Exchange trading days ending on the earlier of (i) August 6, 1998 or (ii) the second day preceding the meeting of the Company's shareholders to vote on the merger.

On June 1, 1998, Monsanto and American Home Products Corporation ("AHP") announced that they had entered into an agreement providing for the merger of those two companies. The consummation of the Monsanto/AHP merger is subject to various conditions, including the approval of stockholders of both Monsanto and AHP. It is not a condition to the Company's merger with Monsanto that the Monsanto/AHP Merger be consummated, and it is not possible to determine at this time whether the Monsanto/AHP Merger will be consummated before or after the Company's merger with Monsanto, or at all. However, the Company has been advised by Monsanto that it currently expects that the Monsanto/AHP Merger will be consummated prior to the Company's merger with Monsanto, in which case the Company's stockholders will not have the opportunity to vote on the Monsanto/AHP Merger. Also in such an event, each share of Delta and Pine Land Common Stock issued and outstanding immediately prior to the effective time of the Company's merger with Monsanto (other than shares owned by Monsanto, the Company or their respective subsidiaries), will be converted into 0.991875 shares of AHP Common Stock.

The merger of D&PL with and into Monsanto is subject to review by the United States Department of Justice ("USDOJ") under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976 ("H-S-R Act"). On June 18, 1998, Monsanto and D&PL announced that they have received requests for additional information and other documentary materials from the USDOJ under the H-S-R Act concerning Monsanto's previously announced acquisition of D&PL. This request extends the waiting period under the H-S-R Act during which the parties are prohibited from closing the transaction. Monsanto and D&PL are complying with the USDOJ's requests for information and documents as quickly as possible.

6.  CONTINGENCIES

In May 1998, five D&PL shareholders (Joseph E. Sleiman, Howard Lasker, Aaron Rosenberg, Robert Weiss and William Mott) each filed a class action complaint in the Chancery Court, New Castle County, Delaware naming the D&PL Board of Directors individually, D&PL and Monsanto as defendants. These suits have been consolidated by the Delaware Court. The suits seek an injunction to block the merger of D&PL with Monsanto, alleging the D&PL directors have breached fiduciary duties and that the merger agreement between D&PL and Monsanto does not provide D&PL shareholders with an adequate value for their stock. The Company believes these suits have no merit and anticipates a vigorous defense of these suits.

Between August 1997 and February 1998, numerous farmers filed arbitration claims against the Company and Monsanto with state agencies, primarily Mississippi, alleging that Roundup Ready(R) seed marketed by the Company failed to perform as anticipated, resulting in deformed or missing bolls, and some further assert substantial yield losses in their 1997 crops. All of the pending Mississippi claims, except three, have now been settled. In June 1998, non-binding decisions on these claims adverse to Monsanto and the Company were rendered by an arbitration panel of the Mississippi Department of Agriculture and Commerce in the aggregate amount of approximately $2,000,000. A motion for reconsideration of this panel's decision is pending. Pursuant to the terms of the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Agreement") between D&PL and Monsanto, Monsanto has assumed responsibility for the defense and settlement of these claims. Under the Roundup Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of failure of the Roundup Ready glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claims involving defective varietal characteristics separate from or in addition to failure of the herbicide-tolerance gene. D&PL believes that the subject claims will be resolved without any material impact on the Company's financial statements.

The Company, Monsanto and other third parties were named as defendants in a lawsuit filed in the District Court of Falls County, Texas, in August 1996; this suit remains pending. Another lawsuit was filed in October 1996, in the District Court for Natchitoches Parish, Louisiana. The settlement of this case has now been conditionally approved by the Court on a class action basis with final settlement hearings scheduled for July 10, 1998. A previous Texas lawsuit brought in 1996 was settled in 1997 with no material impact on the Company or its financial statements. In the two remaining cases, the plaintiffs allege, among other things, that D&PL's NuCOTN varieties, which contain Monsanto's Bollgard(R) gene, did not perform as these farmers had anticipated and, in particular, did not fully protect their cotton crops from certain lepidopteran insects. Pursuant to the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims. Some of these claims for failure of the Bollgard gene are subject to a duty of defense by Monsanto and prorata indemnification under the Bollgard Agreement. Under the applicable indemnity provisions of the Bollgard Agreement, defense costs and liability to the plaintiffs on any failure of the technology would be apportioned 71% to Monsanto and 29% to D&PL. Some of the claims in this litigation concern failure of Monsanto's express warranties relating to insect resistance and those claims may not be within the scope of D&PL's pro rata indemnity obligation to Monsanto. On the other hand, some of the claims made in the litigation concern the quality of seed and seed coat treatments, or other varietal aspects of NuCOTN, not involving failure of performance of the Bollgard gene or express representations with respect thereto and, therefore, may not be within the scope of Monsanto's indemnity obligation to D&PL. In the event that any of these suits is not settled, D&PL intends to cooperate with Monsanto in its anticipated vigorous defense of these suits. D&PL believes that these suits will be resolved without any material impact on the Company's financial statements.

In October 1996, Mycogen Plant Science, Inc. ("Mycogen") and Agrigenetics, Inc. filed a lawsuit in U.S. District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics ("DeKalb") as defendants alleging that two of Mycogen's then recently issued patents have been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit sought injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. In February 1998, the Court returned a verdict in favor of D&PL, Monsanto and DeKalb on all counts finding Mycogen's patents invalid. Mycogen has moved to set aside this verdict. Pursuant to the terms of the Bollgard Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims and certain other losses and costs. Due to Monsanto's obligation to indemnify D&PL, the Company believes that the resolution of this matter will not have a material impact on the Company or its financial statements.

On July 18, 1996, the USDOJ, Antitrust Division , served a Civil Investigative Demand ("CID") on D&PL seeking information and documents in connection with its investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. (which own the outstanding common stock of Sure Grow Seed, Inc.). The CID states that the USDOJ is investigating whether these transactions may have violated the provisions of
Section 7 of the Clayton Act, 15 USC ss. 18. D&PL has responded to the CID, employees have been examined by the USDOJ, and D&PL is committed to full cooperation with the USDOJ. No further action has been taken by the USDOJ on this matter. At the present time, the ultimate outcome of the investigation cannot be predicted.

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

The Company is involved in various other claims including seed arbitration complaints arising in the normal course of business. Management believes such matters will be resolved without any material effect on the Company's financial position or its results of operations.























ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

Overview

On May 8, 1998, Delta and Pine Land Company and subsidiaries ("D&PL" or the "Company") entered into a merger agreement with Monsanto Company ("Monsanto"), pursuant to which the Company would be merged with and into Monsanto. This agreement is subject to the approval of the Company's stockholders and to expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under terms of the merger agreement, the Company's stockholders would be entitled to receive 0.8625 shares of Monsanto's common stock in exchange for each share of D&PL stock they hold subject to adjustment as described below (the "Exchange Ratio"). The Exchange Ratio will be reduced if the Final Average Price of Monsanto Common Stock is more than $67.95. If the Final Average Price of Monsanto Common Stock is less than $40.77, the Company will have the right to terminate the merger agreement, unless Monsanto elects to increase the Exchange Ratio. The "Final Average Price" of Monsanto Common Stock is the average closing price for such stock for the 30 New York Stock Exchange trading days ending on the earlier of (i) August 6, 1998 or (ii) the second day preceding the meeting of the Company's shareholders to vote on the merger.

On June 1, 1998, Monsanto and American Home Products Corporation ("AHP") announced that they had entered into an agreement providing for the merger of those two companies. The consummation of the Monsanto/AHP Merger is subject to various conditions, including the approval of stockholders of both Monsanto and AHP. It is not a condition to the D&PL/Monsanto Merger that the Monsanto/AHP Merger be consummated. It is not possible to determine at this time whether the Monsanto/AHP Merger will be consummated before or after the D&PL/Monsanto Merger, or at all. However, D&PL has been advised by Monsanto that Monsanto currently expects that the Monsanto/AHP Merger will be consummated prior to the D&PL/Monsanto Merger, in which case D&PL stockholders will not have the opportunity to vote on the Monsanto/AHP Merger. Also in such event, each share of D&PL Common Stock issued and outstanding immediately prior to the effective time of the D&PL/Monsanto Merger (other than shares owned by Monsanto, D&PL or their respective subsidiaries), will be converted into 0.991875 shares of AHP Common Stock.

D&PL, a Delaware corporation, is primarily engaged in the breeding, production, conditioning and marketing of proprietary varieties of cotton planting seed in the United States and other cotton producing nations. D&PL also breeds, produces, conditions and distributes soybean planting seed in the United States.

Since 1915, D&PL has bred, produced and/or marketed upland picker varieties of cotton planting seed for cotton varieties that are grown primarily east of Texas and in Arizona. The Company has used its extensive classical plant breeding programs to develop a gene pool necessary for producing cotton varieties with improved agronomic traits important to farmers, such as crop yield, and to textile manufacturers, such as enhanced fiber characteristics. In 1996, D&PL commenced commercial sale in the United States of cotton planting seed containing Bollgard(R) gene technology licensed from Monsanto which expresses a protein toxic to certain lepidopteran cotton pests. Since 1997, D&PL has marketed in the U.S. genetically modified cotton planting seed providing tolerance to glyphosate-based herbicides ("Roundup Ready(R) Cotton").

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

In the 1980's, as a component of its long-term growth strategy, the Company began to market its products, primarily cotton seed, internationally. The Company has strengthened and expanded its international staff in order to support its expanding joint venture activities. In foreign countries, cotton acreage is often planted with farmer-saved seed which has not been delinted or treated and is of low overall quality. Management believes that D&PL has an attractive opportunity to penetrate foreign markets because of its widely adaptable, superior cotton varieties, technological know-how in producing and conditioning high-quality seed and brand name recognition. Furthermore, in many countries the Bollgard gene technology licensed from Monsanto would be effective and help farmers in those countries to control certain lepidopteran cotton pests.

D&PL sells its products in foreign countries through (i) export sales from the U.S., (ii) direct in-country operations and to a lesser degree (iii) distributors or licensees. The method varies and evolves, depending upon the Company's assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. To date, a majority of the Company's international sales have resulted from exports from the U.S. of the Company's products rather than direct in-country operations. In addition to sales through ventures formed by D&M International, LLC, Monsanto's Bollgard gene is currently sold outside the United States in cotton seed varieties owned by D&PL in Mexico and Australia.

D&M International, LLC, is a venture formed in 1995 through which D&PL (the managing member) and Monsanto plan to introduce in combination D&PL's acid delinting technology and Monsanto's Bollgard gene technology in selected countries outside the U.S. In November 1995, D&M International, LLC formed a subsidiary, D&PL China Pte Ltd. ("D&PL China"). In November 1996, D&PL China concluded negotiations with parties in Hebei Province, one of the major cotton producing regions in the People's Republic of China, to form Hebei Ji Dai Cotton Seed Technology Company Ltd. ("Ji Dai"), a joint venture controlled by D&PL
China. In June 1997, Ji Dai commenced construction of a new cotton seed conditioning and storage facility in Hebei Province, China, under terms of the joint venture agreement. The new facility was completed in November 1997. During the 1997 growing season, the joint venture harvested sufficient seed (assuming normal production runs) to produce seed sufficient to plant up to 500,000 acres of Bollgard cotton in Hebei Province in 1998, although only approximately 200,000 acres were actually planted.

In December 1997, D&M International, LLC, announced a joint venture with Centro Integral Agropecuario ("CIAGRO"), a distributor of agricultural inputs in the Argentine cotton region, for the production and sale of genetically improved cotton seed. The new joint venture will be called CDM Mandiyu and will be owned 60% by D&M International, LLC, and 40% by CIAGRO. The cotton region, comprised of the Provinces of Chaco, Santiago del Estero, Catamarca and Jujuy, presently has 2.5 million acres of cotton requiring 21,000 tons of cotton planting seed per year. The new venture, CDM Mandiyu, has been producing high quality cotton seed, integrating CIAGRO's local market and distribution knowledge and D&PL's cotton breeding and production capabilities with Monsanto's biotechnology expertise.

CDM Mandiyu has been licensed to sell D&PL cotton varieties containing Monsanto's Bollgard gene technology. Commercialization is planned for calendar 1998, after final approval from certain Argentine governmental agencies. Future plans include the production and sale of Roundup Ready cotton, which is estimated to take place in fiscal 1999.

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

The Company's delinting plants in South Africa and Argentina process foundation seed grown in these countries. The use of Southern Hemisphere winter nurseries and seed production programs such as these can dramatically accelerate the introduction of new varieties because D&PL can raise at least two crops per year by taking advantage of the Southern Hemisphere growing season. Through these locations, the Company is also evaluating local market opportunities for the Company's cotton and, where feasible, soybean seed varieties.

The Company's 1997 reorganization of its business among its key operating units including Deltapine, Paymaster (which includes the stripper varieties acquired in 1994 and the Hartz varieties acquired in 1996), Sure Grow and International, has been in effect for over one year now. This new structure has created competition among the brands, particularly in the sales and research and development areas.

In 1997, D&PL announced a production and cost optimization program aimed to improve operating efficiencies. The Company expects this program will reduce its unit cost of production and reduce the operating expense growth rate in future years. As part of this program, the Company idled three of its higher cost delinting facilities and reduced its work force at these facilities. The Company also reduced its work force further with a voluntary early retirement plan. D&PL believes its reconfigured production capabilities will allow it to continue to meet the accelerating demand for its insect resistant and herbicide tolerant transgenic products on a cost efficient basis to the farmer. In 1997, D&M International, LLC, reached an agreement with parties in Zimbabwe to form a joint venture to market cotton planting seed to farmers in Zimbabwe. This venture is subject to approval from Zimbabwean government agencies. The Zimbabwean government has refused to approve the joint venture contract without certain changes which are unacceptable to D&M International, LLC. The Company believes it is unlikely that the joint venture will be established in its present form.

     Beginning in early 1996, the Company initiated a company-wide Year 2000 compliance project to ensure the Company's information systems ("IS") and non-information systems equipment are Year 2000 compliant. The project includes four phases: (1) identifying systems that need to be assessed; (2) determining the extent of work required; (3) prioritizing the work and developing an action plan; and (4) implementing the action plan. In areas which management believes to be higher risk, the Company is also developing contingency plans. The Company has determined that its major hardware and software application systems are compliant as a result of significant upgrades of its operating systems in 1997 and the installation of an Enterprise Resource Planning system also in 1997. Phase (1) for the non-information systems equipment is complete and the Company estimates that this area will be Year 2000 compliant by December 1998. The Company's major customers and suppliers have been contacted to assess their Year 2000 readiness. While the Year 2000 compliance efforts will involve additional costs, the Company believes, based on available information, that there will be no significant cost or disruption in business operations of the Company or adverse effect on financial position of the Company due to the Company's undertaking of a Year 2000 compliance project.
Acquisitions

In 1996, D&PL acquired Ellis Brothers Seed, Inc. ("EBS"), Arizona Processing, Inc. ("API"), and Mississippi Seed, Inc. ("MSI"), which own the outstanding common stock of Sure Grow Seed, Inc., (the "Sure Grow Companies") in exchange for stock valued at approximately $70 million on the day of closing. D&PL exchanged 2.8 million shares of its common stock (after adjustment for all stock splits effected through November 1997) for all outstanding shares of EBS, API AND MSI. The acquisition was accounted for as a pooling-of-interests. The Sure Grow Companies have continued to market upland picker cotton seed varieties under their existing brand, Sure Grow. Additionally, through the Company, the Sure Grow breeding program now has access to Monsanto's Bollgard and Roundup Ready gene technologies.

In 1996, the Company acquired Hartz Cotton, Inc. from Monsanto, which included inventories of cotton planting seed of Hartz upland picker varieties, germplasm, breeding stocks, trademarks, trade names and other assets, for what was then approximately $6.0 million. The consideration consisted primarily of 800,000 shares (after adjustment for all stock splits effected through November 1997) of the Company's Series M Convertible Non-Voting Preferred Stock. Additional shares may be issued to Monsanto depending on the sales and profitability levels achieved by the product line acquired.

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

The Company acquired in 1994 from the Supima Association of America ("Supima") certain planting seed inventory, the right to use the Supima(R) trade name and trademark and the right to distribute Pima extra-long staple (fiber-length) cotton varieties. D&PL also entered into a research agreement with Supima's university collaborator that allowed D&PL the right of first refusal for any Pima varieties developed under this program which D&PL partially funds. In 1998 D&PL gave notice to its university collaborator of its intention to terminate this agreement. Pima seed is produced, conditioned and sold by D&PL to distributors and dealers.

Biotechnology

Collaborative biotechnology licensing agreements which were executed with Monsanto in 1992 and subsequently revised in 1993 and 1997, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in D&PL's varieties. The selected Bt is a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. This transgenic plant tissue is lethal to certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to D&PL for use under the trade name Bollgard. In D&PL's primary markets, the cost of insecticides is the largest single expenditure for many cotton growers, exceeding the cost of seed. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, Monsanto was notified that the United States Environmental Protection Agency ("EPA") had completed its initial registration of the Bollgard gene technology, thus clearing the way for commercial sales of seed containing the Bollgard gene. In 1996, D&PL sold commercially for the first time two NuCOTN varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") between the Company and Monsanto. This initial EPA registration expires on January 1, 2001, at which time the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.

The Bollgard Agreement between D&PL and certain of its affiliates and Monsanto provides for D&PL to commercialize D&PL cotton varieties that contain Monsanto's Bt gene technology. The gene and the related technology were patented or licensed from others by Monsanto and were licensed to D&PL for use under the trade name, Bollgard. Pursuant to the terms of the Bollgard Agreement, farmers must buy a limited use sub-license for the technology from D&M Partners, a partnership of D&PL and Monsanto, in order to purchase seed containing the Bt gene technology. The distributor/dealers who coordinate the farmer licensing process receive a service payment of up to 20% of the technology sub-licensing fee. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 71% of the net sub-license fee (technology sub-licensing fees less distributor/dealer payments) and D&PL receives 29% for its service. The license agreement continues until the later of the expiration of all patent rights or October 2008.

Pursuant to the Bollgard Agreement, Monsanto must defend and indemnify D&PL against claims of patent infringement, including all damages awarded or amounts paid in settlements. Monsanto must also indemnify D&PL against a) costs of inventory and b) lost profits on inventory which becomes unsaleable because of patent infringement claims. Monsanto must defend any claims of failure of performance of a Bollgard gene. Monsanto and D&PL share the cost of any product performance claims in proportion to each party's share of the royalty. Indemnity from Monsanto only covers performance claims involving failure of insect resistance, and not claims arising from other causes.

D&PL has also developed transgenic cotton and transgenic soybean varieties that are tolerant to Roundup(R) , a glyphosate-based herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug
Administration, the USDA, and the EPA. In February 1996, the Company and Monsanto executed the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") which provides for the commercialization of Roundup Ready cotton seed. The Roundup Ready Agreement grants a license to D&PL and certain of its affiliates the right in the United States to sell cotton seed of D&PL's varieties that contain Monsanto's Roundup Ready gene. The Roundup Ready gene makes cotton plants tolerant to contact with Roundup herbicide. Similar to the Bollgard Agreement, farmers must execute limited use sub-licenses for the technology in order to purchase seed containing the Roundup Ready Gene. Monsanto must defend and indemnify D&PL against claims of patent infringement, including all damages awarded or amounts paid in settlements. Monsanto will also indemnify D&PL against the cost of inventory that becomes unsaleable because of patent infringement claims, but Monsanto is not required to indemnify D&PL against lost profits on such unsaleable seed. In contrast with the Bollgard Gene License where the costs of gene performance claims will be shared in proportion to the division of sub-license revenue, Monsanto must defend and must bear the full cost of any claims of failure of performance of the Roundup Ready Gene. In both agreements, generally, D&PL is responsible for varietal/seed performance issues and Monsanto is responsible for failure of the genes. In February 1997, the Company and Monsanto executed the Roundup Ready Soybean License Agreement (the "Roundup Ready Soybean Agreement") which provides for the commercialization of Roundup Ready soybean seed.

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

Commercial Seed

Seed of all commercial plant species is either varietal or hybrid. D&PL's cotton and soybean seed are varietals. Varietal plants can be reproduced from seed produced by a parent plant, with the offspring exhibiting only minor genetic variations. The Plant Variety Protection Act of 1970, as amended in 1994, in essence prohibits, with limited exceptions, purchasers of varieties protected under the amended Act from selling seed harvested from these varieties without permission of the plant variety protection owner. Some foreign countries provide similar legal protection for breeders of crop varieties.

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

Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized based on the number of acres expected to be planted with such seed when the seed is shipped. Prior to 1998, licensing fees were based on the estimated number of acres that farmers were expected to plant with the seed purchased. In 1998 the licensing fee charged to farmers is based on seed drop rates established for seven geographic regions. Revenue is recognized based on established technology fee per unit shipped in each geographic region. Domestically, the Company promotes its cotton and soybean seed directly to farmers and sells its seed through distributors and dealers. All of the Company's domestic seed products (including Bollgard and Roundup Ready technologies) are subject to return or credit, which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices of other crops and weather conditions occurring in the spring planting season during the Company's third and fourth quarters. The Company provides for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to the Company's operating results are recorded when such differences become known, typically in the Company's fourth quarter. All significant returns occur or are accounted for by fiscal year end. International export seed revenues are recognized upon the date seed is shipped or the date letters of credit are cleared, whichever is later. Generally, international export sales are not subject to return.

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

      D&PL's contemplated merger with Monsanto is subject to shareholder approval as well as approval by government agencies. The inability to complete this merger may have a material effect on the Company. However, such effect is not known at this time.

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







RESULTS OF OPERATIONS

The following sets forth selected operating data of the Company (in thousands):

                                                          For the Three Months Ended    For the Nine Months Ended

                                                        May 31,             May 31,            May 31,           May 31,
                                                          1997               1998              1997               1998

Operating results -
Net sales and licensing fees                          $116,425            $  126,029        $   189,167         $  208,614
Gross profit                                               42,721            40,018             69,234             69,232
Operating expenses:
     Research and development                               3,897             4,809             10,116             12,405
     Selling                                                3,256             4,327              9,443             11,852
     General and administrative                             2,500             3,684              7,539              8,500
     Unusual charges related to                               433             2,221                940              2,268
acquisitions
Operating income                                                             24,977             41,196             34,207
                                                           32,635
Interest expense, net                                       (861)           (1,332)            (2,083)            (2,570)
Income before income taxes                                 31,855            23,225             39,580             31,383
Net income applicable to common shares                     20,544            13,941             25,462             19,033

The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):

                                                  May 31,             August 31,              May 31,
                                                   1997                  1997                   1998
                                             ------------------    ------------------    -------------------
Balance sheet summary-
Current assets                                               $                     $                      $
                                                       177,639               145,449                261,722
Current liabilities                                    125,851               112,524                177,457
Working capital                                         51,788                32,925                 84,265
Property, plant and equipment, net                      62,351                63,022                 66,691
Total assets                                           252,896               220,656                339,401
Outstanding borrowings                                  32,693                30,831                 80,054
Stockholders' equity                                    91,727                72,531                 99,572


Three months ended May 31, 1998, compared to three months ended May 31, 1997:
Net sales and licensing fees increased approximately $9.6 million to $126.0 million from $116.4 million. The increase in net sales and licensing fees is the result of increased sales of Roundup Ready stripper cotton seed which carries a lower gross profit margin per unit than upland picker varieties and first year sales by the China joint venture, the positive effects of which were partially offset by lower sales of upland picker cotton seed, driven by lower acreages planted in cotton in the U.S. due to poor weather conditions during planting and weak commodity prices.

Operating expenses increased from $10.1 million in the third fiscal quarter of 1997 to $15.0 million in fiscal 1998. This increase is attributable to additional product development and promotional costs, higher research and development costs associated with transgenic products, the costs associated with the development of new technologies, the commencement of operations in China, and the establishment of research programs in Greece and Spain. Additionally, the Company incurred unusual charges in connection with the merger with Monsanto including legal fees, travel costs and investment banking fees. The Company expects these unusual charges to continue through fiscal year end and until the merger is consummated.

Interest expense increased by 51% to $1.3 million from $0.86 million primarily due to higher outstanding borrowings and lower capitalized interest.





Nine months ended May 31, 1998, compared to nine months ended May 31, 1997:

Net sales and licensing fees increased approximately $19.4 million to $208.6 million from $189.2 million. The increase in net sales and licensing fees is the result of increased sales of Roundup Ready stripper cotton seed which carries a lower gross profit margin per unit than upland picker varieties and first year sales by the China joint venture, partially offset by lower sales of upland picker cotton seed in the U.S. due to poor weather conditions during planting and weak commodity prices and lower sales in Australia.

Operating expenses increased from $28.0 million in 1997 to $35.0 million in 1998. This expected increase is primarily due to additional domestic product development and promotional costs, research costs related to new products and new technologies, the commencement of operations in China, and the establishment of research programs in Greece and Spain. Additionally, the Company incurred unusual charges in connection with the merger with Monsanto, including legal fees, travel costs and investment banking fees. The Company expects these unusual charges to continue through fiscal year end and until the merger is consummated.

Interest expense increased by 24% to $2.6 million in 1998 from $2.1 million in 1997 due to higher outstanding borrowings and lower capitalized interest.

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

The Company records accounts receivable for technology fees on Bollgard and Roundup Ready seed sales as the seed is shipped, usually in the Company's second and third quarters. Under the Bollgard Agreement, D&M Partners, a partnership of Monsanto and D&PL, has contracted the billing and collection activities for Bollgard and Roundup Ready seed technology fees to Monsanto. In September, the technology fees are due at which time D&PL receives payment from Monsanto through D&M Partners. D&M Partners then pays Monsanto its royalty for the Bollgard and Roundup Ready technology fees.

The Company borrows funds from three financial institutions pursuant to a $110 million syndicated credit facility to meet its working capital needs. The current agreement, executed the third quarter of 1998, provides a core facility of $55 million due in 2001 and a seasonal facility of $55 million available September 1 through June 30 each year, also due in 2001. Both facilities provide for an option to extend the due dates twice by one year if approved by the financial institutions. Each facility offers variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants.

Capital expenditures for the third fiscal quarter of 1998 were $2.2 million. Domestic projects for fiscal 1998 include additional bagged seed storage to centralize warehousing of bagged seed and minimize storage and handling costs and an upgrade of computer hardware. The primary international project for fiscal 1998 to date is the completion of new cotton seed conditioning and storage facilities in Hebei, China and a delinting facility in Argentina. Management believes that domestic and international capital expenditures will not exceed $7.5 million and $8.0 million, respectively, in fiscal 1998. These capital projects will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary.

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

In the third quarter of fiscal 1998, the Board of Directors authorized a quarterly dividend of $0.03 per share, paid June 12, 1998 to the stockholders of record on June 1, 1998. On June 22, 1998, the Board of Directors authorized a fourth quarter dividend of $0.03 per share, to be paid September 11, 1998 to the stockholders of record on August 31, 1998. It is anticipated that quarterly dividends of $0.03 per share will continue to paid in the future, although the Board of Directors reviews this policy quarterly.

Cash provided from operations, early payments from customers and borrowings under the loan agreement should be sufficient to meet the Company's 1998 working capital needs.









































PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

      On May 13, 1998, D&PL shareholder Joseph E. Sleiman filed a class action complaint in the Chancery Court, New Castle County, Delaware naming the D&PL Board of Directors individually, D&PL and Monsanto as defendants. The suit seeks an injunction to block the merger of D&PL with Monsanto, alleging the D&PL Board of Directors have breached fiduciary duties and that the merger agreement between D&PL and Monsanto does not provide D&PL shareholders with an adequate value for their stock. The Company believes this suit has no merit and anticipates a vigorous defense of this suit.

      On May 14, 1998, D&PL shareholder Howard Lasker filed a class action complaint in the Chancery Court, New Castle County, Delaware naming the D&PL Board of Directors individually, D&PL and Monsanto as defendants. The suit seeks an injunction to block the merger of D&PL with Monsanto, alleging the D&PL Board of Directors have breached fiduciary duties and that the merger agreement between D&PL and Monsanto does not provide D&PL shareholders with an adequate value for their stock. The Company believes this suit has no merit and anticipates a vigorous defense of this suit.

      On May 15, 1998, D&PL shareholder Aaron Rosenberg filed a class action complaint in the Chancery Court, New Castle County, Delaware naming the D&PL Board of Directors individually, D&PL and Monsanto as defendants. The suit seeks an injunction to block the merger of D&PL with Monsanto, alleging the D&PL Board of Directors have breached fiduciary duties and that the merger agreement between D&PL and Monsanto does not provide D&PL shareholders with an adequate value for their stock. The Company believes this suit has no merit and anticipates a vigorous defense of this suit.

      On May 19, 1998, D&PL shareholder Robert Weiss filed a class action complaint in the Chancery Court, New Castle County, Delaware naming the D&PL Board of Directors individually, D&PL and Monsanto as defendants. The suit seeks an injunction to block the merger of D&PL with Monsanto, alleging the D&PL Board of Directors have breached fiduciary duties and that the merger agreement between D&PL and Monsanto does not provide D&PL shareholders with an adequate value for their stock. The Company believes this suit has no merit and anticipates a vigorous defense of this suit.

      On May 20, 1998, D&PL shareholder William Mott filed a class action complaint in the Chancery Court, New Castle County, Delaware naming the D&PL Board of Directors individually, D&PL and Monsanto as defendants. The suit seeks an injunction to block the merger of D&PL with Monsanto, alleging the D&PL Board of Directors have breached fiduciary duties and that the merger agreement between D&PL and Monsanto does not provide D&PL shareholders with an adequate value for their stock. The Company believes this suit has no merit and anticipates a vigorous defense of this suit.

      On June 9, 1998, the Delaware Court issued a consolidation order with respect to the five shareholder suits listed above.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

    11.01Computation of Earnings Per Share

    27.01Financial Data Schedule

(b) Reports on Form 8-K.

      On May 14, 1998,  the Company filed Form 8-K dated May 8, 1998,  regarding
the  definitive   merger  agreement  with  Monsanto.   Item  2,  Acquisition  or
Disposition of Assets, was included in the report.









                                                         SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   DELTA AND PINE LAND COMPANY


Date:     July 15, 1998                           /s/ Roger D. Malkin
                                                    -------------------
                                                  Roger D. Malkin, Chairman and
                                                  Chief Executive Officer


Date:     July 15, 1998                           /s/ W. Thomas Jagodinski
                                                  ------------------------
                                                  W. Thomas Jagodinski,
                                                  Vice President - Finance
                                                  and Treasurer

                                                        EXHIBIT 11.01

                                              COMPUTATION OF EARNINGS PER SHARE
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    FOR THE THREE MONTHS ENDED

                                                              May 31,            May 31,
                                                               1997               1998
                                                          ----------------   ----------------

Net income applicable to common shares                  $                  $
                                                              20,544             13,941
                                                          ================   ================

Basic Earnings per Share:

Weighted average shares outstanding                                37,427             38,133
                                                          ----------------   ----------------
Number of shares used in basic EPS calculation                     37,427             38,133
                                                          ================   ================
Net income per share                                    $            0.55  $            0.36
                                                          ================   ================

Diluted Earnings per Share:

Weighted average shares outstanding                                37,427             38,133
Weighted average continently issuable shares                            -                267
Convertible preferred stock                                           800                800
Stock options
                                                                    1,604              2,128
                                                          ----------------   ----------------
Number of shares used in diluted EPS calculation                   39,831             41,328
                                                          ================   ================
Net income per share                                    $                  $
                                                                     0.52               0.34
                                                          ================   ================



                                                        EXHIBIT 11.01

                                            COMPUTATION OF EARNINGS PER SHARE
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  FOR THE NINE MONTHS ENDED

                                                              May 31,            May 31,
                                                               1997               1998
                                                          ----------------   ----------------

Net income applicable to common shares                 $                   $
                                                              25,462             19,033
                                                          ================   ================

Basic Earnings per Share:

Weighted average shares outstanding                                37,581             37,899
                                                          ----------------   ----------------
Number of shares used in basic EPS calculation                     37,581             37,899
                                                          ================   ================
Net income per share                                             $                  $
                                                                     0.68               0.50
                                                          ================   ================

Diluted Earnings per Share:

Weighted average shares outstanding                                37,581             37,899
Weighted average continently issuable shares                            -                 89
Convertible preferred stock                                           800                800
Stock options                                                       1,257              1,728
                                                          ----------------   ----------------
Number of shares used in diluted EPS calculation                   39,638             40,516
                                                          ================   ================
Net income per share                                   $             0.64  $            0.47
                                                          ================   ================