Form 10-K
period 1998-08-31
DELTA & PINE LAND CO
filed 1998-11-24
CIK 902277

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

  X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
----- Act of 1934 for the fiscal year ended August 31, 1998

----- Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

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

                                                   Name of each exchange
Title of each class                                on which registered
Common Stock,  $0.10 par value                     New York Stock Exchange, Inc.



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

                               Yes   X                 No
                                   -----                  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on October 31, 1998, as reported on the New York Stock Exchange, was approximately $643,405,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 31, 1998, Registrant had outstanding 38,394,541 shares of Common Stock.

                                     PART I

ITEM 1.         BUSINESS


On May 8, 1998, Delta and Pine Land Company and subsidiaries, a Delaware Corporation ("D&PL" or the "Company") entered into a merger agreement with Monsanto Company ("Monsanto"), pursuant to which the Company would be merged with and into Monsanto. This agreement is subject to the approval of the Company's stockholders and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under terms of the agreement, the Company's stockholders would be entitled to receive 0.8625 shares of Monsanto's Common Stock in exchange for each share of Delta and Pine Land stock they hold.

On June 1, 1998, Monsanto and American Home Products Corporation ("AHP") announced that they had entered into an agreement providing for the merger of those two companies. On October 13, 1998, AHP and Monsanto announced publicly that they had mutually agreed to terminate the merger pursuant to the agreement.

D&PL is primarily engaged in the breeding, production, conditioning and marketing of proprietary varieties of cotton planting seed in the United States and other cotton producing nations. D&PL also breeds, produces, conditions and distributes soybean planting seed in the United States.

Since 1915, D&PL has bred, produced and/or marketed upland picker varieties of cotton planting seed for cotton varieties that are grown primarily east of Texas and in Arizona. The Company has used its extensive classical plant breeding programs to develop a gene pool necessary for producing cotton varieties with improved agronomic traits important to farmers, such as crop yield, and to textile manufacturers, such as enhanced fiber characteristics. In 1996, D&PL commenced commercial sales in the United States of cotton planting seed containing Bollgard(TM) gene technology licensed from Monsanto which expresses a protein toxic to certain lepidopteran cotton pests. Since 1997, D&PL has marketed in the U.S. genetically modified cotton planting seed providing tolerance to glyphosate-based herbicides ("Roundup Ready(R) Cotton").


In 1980, D&PL added soybean seed and in 1988 hybrid sorghum seed to its product line. In 1988, D&PL also commenced distributing corn hybrids acquired from others. In 1995, the Company sold its corn and sorghum business to Mycogen Plant Science, Inc. ("Mycogen"). D&PL and Mycogen entered into a joint marketing agreement whereby both companies sold D&PL's remaining corn and sorghum varieties through 1997. D&PL will exchange a sorghum processing plant located in Plainview, Texas for a cottonseed delinting facility in Lubbock, Texas owned by Mycogen by December 31, 1998.


During the 1980's, as a component of its long-term growth strategy, the Company began to market its products, primarily cottonseed, internationally. Over a period of years, the Company has strengthened and expanded its international staff in order to support its expanding joint venture activities. In foreign countries, cotton acreage is often planted with farmer-saved seed which has not been delinted or treated and is of low overall quality. Management believes that D&PL has an attractive opportunity to penetrate foreign markets because of its widely adaptable, superior cotton varieties, technological know-how in producing and conditioning high-quality seed and brand name recognition. Furthermore, in many countries the Bollgard gene technology and Roundup Ready gene technology licensed from Monsanto would be effective and help farmers in those countries.

D&PL sells its products in foreign countries through (i) export sales from the U.S., (ii) direct incountry operations and to a lesser degree (iii) distributors or licensees. The method varies and evolves, depending upon the Company's assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. To date, a majority of the Company's international sales have resulted from exports from the U.S. of the Company's products rather than direct in-country operations.

In 1997, D&PL announced a production and cost optimization program aimed to improve operating efficiencies. As part of this program, the Company idled three of its delinting facilities and reduced its work force at these facilities and at other locations by offering eligible employees a voluntary early retirement plan. D&PL believes its reconfigured production capabilities will allow it to continue to meet the accelerating demand for its insect resistant and herbicide tolerant transgenic products on a cost efficient basis to the farmer.

Employees

As of October 31, 1998, the Company employed a total of 581 full time employees worldwide. Due to the nature of the business, the Company utilizes seasonal employees in its delinting plants and its research and foundation seed programs. The maximum number of seasonal employees approximates 300 and typically occurs in October and November of each year. The Company considers its employee relations to be good.

Acquisitions

In 1996, D&PL acquired Ellis Brothers Seed, Inc., Arizona Processing, Inc. and Mississippi Seed, Inc., which own the outstanding common stock of Sure Grow
Seed, Inc., (the "Sure Grow Companies") in exchange for stock valued at approximately $70 million on the day of closing. D&PL exchanged 2.8 million shares of its common stock (after all stock splits) for all outstanding shares of the three companies. The merger was accounted for as a pooling-of-interests. The Company continues to market upland picker cottonseed varieties under the Sure Grow brand. Additionally, the Sure Grow breeding program has full access to Monsanto's Bollgard and Roundup Ready gene technologies.

In 1996, the Company acquired Hartz Cotton, Inc. from Monsanto, which included inventories of cotton planting seed of Hartz upland picker varieties, germplasm, breeding stocks, trademarks, trade names and other assets, for approximately $6.0 million. The consideration consisted primarily of 800,000 shares (after all stock splits) of the Company's Series M Convertible NonVoting Preferred Stock. Additional shares may be issued to Monsanto depending on the sales and profitability levels achieved by the product line acquired.

Since the 1940's, the Paymaster(R) and Lankart(R) upland stripper cottonseed varieties have been developed for and marketed primarily in the High Plains of Texas and Oklahoma (the "High Plains"). In 1994, D&PL acquired the Paymaster and Lankart cotton planting seed business ("Paymaster"), for approximately $14.0 million. Although the Paymaster varieties are planted on approximately 80% of the estimated 4.0 to 5.0 million cotton acres in the High Plains, only a portion of that seed is actually sold by Paymaster. Farmer-saved seed accounts for a significant portion of the seed needed to plant the acreage in this market area. Through 1996 the seed needed to plant the remaining acreage was sold by Paymaster and its 12 sales associates through a certified seed program. Under this program, Paymaster sold parent seed to its contract growers who planted, produced and harvested the progeny of the parent seed, which Paymaster then purchased from the growers. The progeny of the parent seed was then sold by Paymaster to the sales associates who in turn delinted, conditioned, bagged and sold it to others as certified seed. The sales associates paid a royalty to Paymaster on certified seed sales. Beginning in fiscal 1997, D&PL's operations department, in addition to producing parent seed, commenced delinting, conditioning and bagging finished seed. Unconditioned seed is also supplied by D&PL to a limited number of contract processors who delint, condition and bag seed for a fee. This finished seed is sold by Paymaster to distributors and dealers.

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

Biotechnology

Collaborative biotechnology licensing agreements which were executed with Monsanto in 1992 and subsequently revised in 1993 and 1996, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in D&PL's varieties. The selected Bt is a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. This transgenic plant tissue is lethal to certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to D&PL for use under the trade name Bollgard. In D&PL's primary markets, the cost of insecticides is the largest single expenditure for many cotton growers. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, Monsanto was notified that the United States Environmental Protection Agency ("EPA") had completed its initial registration of the Bollgard gene technology, thus clearing the way for commercial sales of seed containing the Bollgard gene. In 1996, D&PL sold commercially for the first time two Delta Pine varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") between the Company and Monsanto. This initial EPA registration expires on January 1, 2001, at which time the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.


Pursuant to the terms of the Bollgard Agreement, farmers must buy a limited use sub-license for the technology from D&M Partners, a partnership of D&PL and Monsanto, in order to purchase seed containing the Bt gene technology. The distributor/dealers who coordinate the farmer licensing process receive a service payment not to exceed 20% of the technology sub-licensing fee. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 71% of the net sub-license fee (technology sub-licensing fees less distributor/dealer payments) and D&PL receives 29% for its services. The license agreement continues until the later of the expiration of all patent rights or October 2008.

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

D&PL has also developed transgenic cotton and transgenic soybean varieties that are tolerant to Roundup, a glyphosate-based herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. In February 1996, the Company and Monsanto executed the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") which provides for the commercialization of Roundup Ready cottonseed. The Roundup Ready Agreement grants a license to D&PL and certain of its affiliates the right in the United States to sell cottonseed of D&PL's varieties that contain Monsanto's Roundup Ready gene. The Roundup Ready gene makes cotton plants tolerant to contact with Roundup herbicide. Similar to the Bollgard Agreement, farmers must execute limited use sub-licenses for the technology in order to purchase seed containing the Roundup Ready Gene. Monsanto must defend and indemnify D&PL against claims of patent infringement, including all damages awarded or amounts paid in settlements. Monsanto will also indemnify D&PL against the cost of inventory that becomes unsaleable because of patent infringement claims, but Monsanto is not required to indemnify D&PL against lost profits on such unsaleable seed. In contrast with the Bollgard Gene License where the costs of gene performance claims will be shared in proportion to the division of sub-license revenue, Monsanto must defend and must bear the full cost of any claims of failure of performance of the Roundup Ready Gene. In both agreements, generally, D&PL is responsible for varietal/seed performance issues and Monsanto is responsible for failure of the genes. In February 1997, the Company and Monsanto executed the Roundup Ready Soybean License Agreement (the "Roundup Ready Soybean Agreement") which provides for the commercialization of Roundup Ready soybean seed.

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

D&PL announced in March 1998 that it was granted United States Patent No. 5,723,765, entitled CONTROL OF PLANT GENE EXPRESSION. This patent is owned jointly by D&PL and the United States of America, as represented by the Secretary of Agriculture. The patent broadly covers plants and seed, both transgenic and conventional, of all species for a system designed to allow control of progeny seed viability without harming the crop. The principal application of the technology will be to control unauthorized planting of seed of proprietary varieties (sometimes called "brown bagging") by making such practice non-economic since unauthorized saved seed will not germinate, and would be useless for planting. The patent has the prospect of opening significant worldwide seed markets to the sale of transgenic technology in varietal crops in which crop seed currently is saved and used in subsequent seasons as planting seed. D&PL intends that licensing of this technology will be made widely available to other seed companies and intends for it to be used only in those varieties that contain transgenic traits.

The patent was developed from a research program conducted pursuant to a Cooperative Research and Development Agreement between D&PL and the U.S. Department of Agriculture's Agricultural Research Service in Lubbock, Texas. The technology resulted from basic research and will require further development, which is already underway, in order to be used in commercial seed. The Company estimates that it may be as many as seven years before this Technology Protection System ("TPS") could be available commercially.

The Company has license, research and development, confidentiality and material transfer agreements with providers of technology that the Company is evaluating for potential commercial applications and/or introduction. The Company also contracts with third parties to perform research on the Company's behalf for enabling and other technologies that the Company believes have potential commercial applications in varietal crops around the world. The Company's aggregate research and development costs were $9.8 million, $13.7 million and $16.7 million during 1996, 1997 and 1998 respectively.

Commercial Seed

Seed of all commercial plant species is either varietal or hybrid. D&PL's cotton and soybean seed are varietals. Varietal plants can be reproduced from seed produced by a parent plant, with the offspring exhibiting only minor genetic variations. The Plant Variety Protection Act of 1970, as amended in 1994, in essence prohibits, with limited exceptions, purchasers of varieties protected under the amended Act from selling seed harvested from these varieties without permission of the plant variety protection certificate owner. Some foreign countries provide similar legal protection for breeders of crop varieties.

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

Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized based on the number of acres expected to be planted with such seed when the seed is shipped. Prior to 1998, licensing fees were based on the estimated number of acres that farmers represented would be planted with the seed purchased. In 1998, the licensing fee charged to farmers was based on pre-established planting rates for seven geographic regions. Revenue is recognized based on established technology fee per unit shipped to each geographic region. Domestically, the Company promotes its cotton and soybean seed directly to farmers and sells its seed through distributors and dealers. All of the Company's domestic seed products (including Bollgard and Roundup Ready technologies) are subject to return or credit, which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during the Company's third and fourth quarters. The Company provides for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to the Company's operating results are recorded when such differences become known, typically in the Company's fourth quarter. All significant returns occur or are accounted for by fiscal year end. International export seed revenues are recognized upon the date seed is shipped or the date letters of credit are cleared, whichever is later. Generally, international export sales are not subject to return.

Year 2000 Readiness Disclosure

Beginning in 1996, D&PL initiated its Global Year 2000 program to ensure that its infrastructure and information systems comply with the systems requirements for the year 2000. The program includes the following phases: identifying systems that need to be replaced or fixed; assessing the extent of the work required; prioritizing the work; and successfully completing the associated action plans. In higher risk areas, the Company also has developed contingency action plans. D&PL has essentially completed the first three phases of the program and is now primarily in the implementation phase. Some additional identification and assessment continues for recent acquisitions and in the area of embedded systems. The majority of systems, including all business critical systems, are expected to comply with year 2000 requirements by the first quarter of 1999 due in large part to the installation in fiscal 1997 of a third party software system, at a cost in excess of $3.0 million, that is year 2000 compliant. The Company continues to evaluate the estimated costs associated with year 2000 compliance based on actual experience. While the year 2000 efforts involve additional costs, D&PL believes, based on available information, that it will be able to manage its year 2000 transition without any material adverse effect on its business operations, financial position, profitability or liquidity. Total costs incurred to date for year 2000 considerations (excluding third party software) approximate $0.2 million and the Company estimates that it might cost an additional $0.5 million to complete the year 2000 compliance process.

D&PL also has contacted its major suppliers to assess their preparations for the year 2000. Similar contacts also are planned for major customers. These actions are taken to help mitigate the possible external impact of year 2000 issues. Even so, presently it is not feasible to fully assess the potential consequences if service interruptions occur from suppliers or in such infrastructure areas as utilities, communications, transportation, banking and government. D&PL is developing business continuity plans to minimize the impact of such external events.

Outlook

From time to time, the Company may make forward-looking statements relating to such matters as anticipated financial performance, existing products, technical developments, new products, research and development activities, year 2000 issues and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those noted elsewhere in this Item and the following:

     D&PL's contemplated merger with Monsanto is subject to shareholder approval as well as approval by government agencies. The inability to complete this merger may have a material effect on the Company. However, such effect cannot be known at this time.

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

     The production, distribution or sale of crop seed in or to foreign markets may be subject to special risks, including fluctuations in foreign currency, exchange rate controls, expropriation, nationalization and other agricultural, economic, tax and regulatory policies of foreign governments. Particular policies which may affect the international operations of D&PL include the testing and quarantine and other restrictions relating to the import and export of plants and seed products and the availability (or lack thereof) of proprietary protection for plant products. In addition, United States government policies, particularly those affecting foreign trade and investment, may impact the Company's international operations.

     Overall profitability will depend on weather conditions, government policies in all countries where the Company sells products and operates, worldwide commodity prices, the Company's ability to successfully open new international markets, the Company's ability to successfully continue the development of the High Plains market, the technology partners' ability to obtain timely government approval (and maintain such approval) for existing and for additional biotechnology products on which they and the Company are working and the Company's ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to successfully complete these projects may affect future profitability.

     Due to the varying levels of agricultural and social development of the international markets in which the Company operates and because of factors within the particular international markets targeted by the Company, international profitability and growth may be less stable and predictable than domestic profitability and growth have been in the past.

See "Risks and Uncertainties" in Item 7.

ITEM 2.         PROPERTIES

D&PL maintains facilities primarily used for research, delinting, conditioning, storage and distribution. The Company's headquarters and other facilities are located in Scott, Mississippi. This location is used for corporate offices, quality assurance, research and greenhouse space, and storage.

The Company's other owned cottonseed delinting, conditioning and storage facilities are in: Centre, Alabama; Chandler, Arizona (on leased land); Eloy, Arizona; Hollandale, Mississippi; Shelby, Mississippi; Tunica, Mississippi; Aiken, Texas and Lubbock, Texas. The Company has soybean processing plants in Harrisburg, Arkansas and Centre, Alabama. The Company also owns cottonseed delinting facilities in Narromine, New South Wales, Australia, Groblersdal, South Africa, Shijiazhuang, Hebei, China (through a Chinese joint venture), and through an Argentine joint venture, a delinting plant under construction (scheduled completion is February 1999) in Saenz Pena, Chaco, Argentina. The Company leases land in Catamarca, Argentina on which a delinting plant is situated. The Company's delinting and conditioning facilities in Scott, Mississippi, Centre, Alabama, and Tunica, Mississippi were idled in conjunction with the production and cost optimization program in 1997. The Scott, Mississippi facility may be used on an "as needed" basis in 1998.

The Company's plant breeders conduct research at eight facilities in the United States, five of which are owned by the Company and three of which are leased. The Company also leases research facilities in Australia and Paraguay. In connection with its foundation seed program, the Company leases land in the United States, Argentina, Costa Rica and South Africa.

All owned properties are free of encumbrances except the Centre, Alabama site, which was mortgaged prior to being acquired in the Sure Grow transaction. Management believes that all of D&PL's facilities, including its conditioning, storage and research facilities, are well maintained and generally adequate to meet its needs for the foreseeable future. (See "Liquidity and Capital Resources" in Item 7).

PRINCIPAL COMPANY LOCATIONS, AFFILIATES AND SUBSIDIARIES:

World Headquarters                      Operations Facilities
Scott, Mississippi, USA                 Scott, Mississippi, USA
                                        Hollandale,  Mississippi,  USA
Research Centers                        Shelby, Mississippi,  USA
Scott, Mississippi,  USA                Tunica,  Mississippi,  USA
Leland,  Mississippi,  USA              Centre, Alabama, USA
Casa Grande, Arizona, USA               Chandler, Arizona, USA
Chandler, Arizona, USA                  Eloy,  Arizona,  USA
Stuttgart,  Arkansas,  USA              Harrisburg,  Arkansas,  USA
Hartsville,  South  Carolina,  USA      Aiken,  Texas,  USA
Hale Center,  Texas,  USA               Lubbock,  Texas,  USA
Lubbock,  Texas,  USA                   Catamarca,  Argentina
Goondiwindi, Queensland,  Australia     San Jose, Costa Rica
Asuncion,  Paraguay                     Narromine,  New South Wales, Australia
Larissa, Greece                         Hefei, Anhui, People's Republic of China
                                        Shijiazhuang, Hebei, People's Republic
                                         of China
                                        Groblersdal, South Africa
                                        Saenz Pena,  Chaco, Argentina
                                        Uberlandia, Minas Gerais, Brazil

                                        Foreign Offices
                                        Narrabri, New South Wales, Australia
                                        Beijing, People's Republic of China
                                        Mexicali, Mexico
                                        Mexico City, Mexico
                                        Zoetermeer, The Netherlands
                                        Seville, Spain
                                        Adana, Turkey
                                        Izmir, Turkey
                                        Urfa, Turkey



ITEM 3.         LEGAL PROCEEDINGS

Through October 26, 1998, approximately 51 farmers filed arbitration claims against the Company and Monsanto Company ("Monsanto") with state agencies in Mississippi and Texas. The complainants allege that Roundup Ready seed marketed by the Company failed to perform as anticipated resulting in deformed or missing bolls and some further assert substantial yield losses in their 1998 crops. The Company and Monsanto are presently investigating these claims to determine the cause or causes of the problems alleged. Pursuant to the terms of the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of failure of the Roundup Ready glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claims involving defective varietal characteristics separate from or in addition to failure of the herbicide-tolerance gene. D&PL believes that these claims will be resolved without any material impact on the Company's financial statements.

Through October 26, 1998, 101 farmers in Georgia and 2 in Arkansas have filed arbitration claims against the Company and, in some cases, Monsanto. The complainants allege that certain Roundup Ready Paymaster cotton seed marketed by the Company in 1998 produced plants which exhibited a condition known as Bronze Wilt and consequently sustained varying degrees of lost yield. Some complaints also contain allegations of poor germination. D&PL and Monsanto are currently investigating these claims to determine the cause or causes of the alleged problems and are working cooperatively with the respective states departments of agriculture to gather the necessary information regarding causation and damage. Presently, the definitive causes of the alleged Bronze Wilt and poor germination in this seed have not been established, and accordingly Monsanto's indemnity obligation, if any, is unresolved. It is D&PL's intention to defend vigorously claims asserting product defects in the varieties. Management believes that these complaints will be resolved without any future material impact on the Company's consolidated financial statements.

The Company, certain subsidiaries of Monsanto and others were named as defendants in a lawsuit filed in the Civil District Court, Williamson County, Texas, 277th Judicial District, in April 1997. The plaintiffs allege, among others things, that certain cottonseed acquired from Monsanto in the Hartz Cotton acquisition and subsequently sold by the Company, failed to perform as represented, allegedly resulting in lost yield. The Company has filed a Summary Judgment motion based on failure to arbitrate in accordance with Texas seed law. Pursuant to the Hartz Cotton Acquisition Agreement, the Company is entitled to indemnification from Monsanto for damages resulting from the sale of bagged seed inventories acquired by D&PL in that acquisition. Some or all of the seed involved in this case may meet this criteria and D&PL will therefore be entitled to indemnification from Monsanto for any losses resulting from such seed. Management believes that this case will be resolved without any material impact on the Company's financial statements.

The Company, Monsanto and other third parties were named as defendants in a lawsuits filed in (i) the District Court of Falls County, Texas, in August 1996 and (ii) in the District Court of Robertson County, Texas, in March 1998. The plaintiffs allege, among other things, that D&PL's cottonseed varieties, which contain Monsanto's Bollgard gene, did not perform as the farmers had anticipated and, in particular, did not fully protect their cotton crops from certain lepidopteran insects. Pursuant to the terms of the Bollgard Agreement between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims. The portion of this claim relating to failure of the Bollgard gene is subject to a duty of defense by Monsanto and prorata indemnification under the Bollgard Agreement. Under the applicable indemnity provisions of the Bollgard Agreement, defense costs and liability to the plaintiffs on any failure of the technology would be apportioned 71% to Monsanto and 29% to D&PL. Some of the claims in this litigation concern failure of Monsanto's express warranties relating to insect resistance and those claims may not be within the scope of D&PL's partial indemnity obligation to Monsanto. On the other hand, some of the claims made in the litigation concern the quality of seed and seed coat treatments, or other varietal aspects of variety, not involving failure of performance of the Bollgard gene or express representations with respect thereto and, therefore, may not be within the scope of Monsanto's indemnity obligation to D&PL. D&PL intends to cooperate with Monsanto in its anticipated vigorous defense of these suits. D&PL believes that these suits will be resolved without any material impact on the Company's consolidated financial statements.

In October 1996, Mycogen Plant Science, Inc. and Agrigenetics, Inc. (collectively "Mycogen") filed a lawsuit in U.S. District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's recently issued patents have been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit which went to trial on January 1998 sought injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. A jury found in favor of D&PL and Monsanto on issues of infringement. Mycogen has subsequently re-filed a motion for a new trial and for a judgment in favor of Mycogen as a matter of law. Pursuant to the terms of the Bollgard Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims and certain other losses and costs. Due to Monsanto's obligation to indemnify D&PL, the Company believes that the resolution of this matter will not have a material impact on the Company or its financial statements.

In May 1998, five individual alleged shareholders brought suits against Monsanto, the Company and its Board of Directors ("Directors") in the Chancery Court of New Castle County, Delaware. The complaints alleged that the consideration to be paid in the proposed merger of the Company with Monsanto, is inadequate and that the Company's Directors breached their fiduciary duties to the Company stockholders by voting approval of the Agreement and Plan of Merger, and that Monsanto aided and abetted the alleged breach of fiduciary duty. The complaints were consolidated into one action, which seeks a declaration that the action is maintainable as a class action, that the merger be enjoined, or alternatively, rescinded, and/or an award of unspecified compensatory damages if the merger is consummated. Management believes that the complaints are without merit and intend to vigorously defend the consolidated complaints. D&PL further believes that the consolidated complaints will be resolved without any material impact in the Company's consolidated financial statements.

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $800,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have material impact on the Company or its financial statements. The Company continues to offer seed for sale in Guatemala.

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

No matters were submitted to the vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS

From June 1993 through December 15, 1995, the stock of the Company was traded on the NASDAQ National Market under the trading symbol COTN. On December 18, 1995, the Company's stock began trading on the New York Stock Exchange (the "NYSE") under the trading symbol DLP. The range of closing prices for these shares for the last two fiscal years, as reported by the NYSE after adjustment for all stock splits, was as follows:

Common Stock Data*                      1st Qtr     2nd Qtr    3rd Qtr  4th Qtr
------------------                      -------     -------    -------  -------

1997
Market Price Range  - Low .........    $  15.25    $ 17.44    $ 16.31    $ 16.03
                    - High ........       22.36      22.79      22.79      29.63

1998
Market Price Range  - Low .........    $  23.69    $ 24.50    $ 42.19    $ 41.25
                    - High .......        32.56      39.19      53.75      49.94

*   Amounts  have been adjusted for all stock splits.

In February 1997, the Board of Directors authorized a 4 for 3 stock split for common and preferred shares outstanding effected in the form of a dividend, with no change in par value per share, distributed on April 11, 1997, to stockholders of record on March 31, 1997. In October 1997, the Board of Directors authorized a 4 for 3 stock split for common and preferred shares outstanding effected in the form of a dividend, with no change in the par value per share, distributed on November 20, 1997, to the stockholders of record on November 10, 1997. All stock splits described above have been reflected in the accompanying financial statements and elsewhere in this Annual Report.

Annual dividends of $0.078 per share (after effect of stock splits) were paid in 1997 and annual dividends of $0.120 per share were paid in 1998. The Board of Directors maintained the quarterly dividend rate of $0.03 per share after each of the above splits which in effect increased the dividend paid. It is anticipated that quarterly dividends of $0.03 per share will continue to be paid in the future, although the Board of Directors reviews this policy quarterly. Aggregate dividends paid in 1998 were $4.7 million and should approximate $4.7 million again in 1999.

On October 31, 1998, there were approximately 9,000 shareholders of the Company's 38,394,541 outstanding shares.

ITEM 6.          SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS                            (In thousands, except percentages and per share amounts)

YEAR ENDED AUGUST 31,                                1994       1995      1996        1997       1998
                                                    ------     ------    ------      ------     ------

Operating Results :
Net sales and licensing fees                       $ 80,602   $ 98,950   $153,271   $183,249   $192,339
Special charges and unusual charges
    related to acquisitions(1)                         --         --        1,418     20,700     22,662
Net income applicable to common shares                7,827     10,935     15,237      6,850      1,783

Balance Sheet Summary:
Current assets                                     $ 29,269   $ 36,296   $111,940   $145,449   $174,502
Current liabilities                                  18,833     24,695     75,966    112,524    116,136
Working capital                                      10,436     11,601     35,974     32,925     58,366
Total assets                                         72,394     87,542    179,660    220,656    251,791
Long-term debt                                       14,047     12,814     31,465     30,572     47,070
Stockholders' equity                                 38,024     47,860     69,341     72,531     80,651

Per Share Data:
Net income applicable to common shares -Basic(2)   $   0.21   $   0.29     $ 0.41      $ 0.1    $  0.05
Book value(2)                                          1.03       1.29       1.86       1.93       2.12
Cash dividends                                        0.045      0.045      0.062      0.078       0.12
Weighted average number of shares
  used in per share calculations - Basic(2)          37,065     37,077     37,292     37,579     38,011

----------

(1) In 1997 the Company announced a production and cost optimization program which resulted in the Company taking a special charge of $19.0 million along with $1.7 million for nonrecurring charges related to acquisitions. In 1998, the Company reported (a) a $17.5 million special charge for inventory write offs due to a reduction in cotton acreage in 1998, the further realignment of the Company's product line to seed with new technologies and the recall of certain products that did not meet quality standards and (b) $5.1 million in costs associated with the Company's evaluation of various strategic alternatives and the Monsanto Merger.
(2)  Adjusted for the effects of applying SFAS No. 128, "Earnings per share".

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Overview

Increased sales of the Company's transgenic cotton varieties containing both the Bollgard and Roundup Ready gene technologies, and the increased commercial sales of D&PL cotton varieties containing the Roundup Ready gene technology are the major reasons that D&PL reported record sales despite the fact that acreage planted in cotton with the U.S. declined to 12.8 million acres from 1997 levels of 13.8 million acres. Commodity prices and the cold wet weather in some areas and drought conditions in other areas during the cotton planting season contributed to the reduction in cotton acreage planted to levels well below initial USDA and Company estimates. Furthermore, a substantial number of acres were abandoned for which no technology fees were assessed. The Company sold sufficient quantities of seed containing the transgenic traits to plant approximately 4.5 million acres in 1998 versus approximately 2.5 million acres in 1997. First year sales by D&PL's China joint venture, although impressive, fell below best case estimates of up to 500,000 acres when only 200,000 were actually planted. Even so, the joint venture may report a slight profit in its first full year of operation. Export sales increased to $11.5 million in 1998 from $10.6 million in 1997.

In 1998, the Company recorded special and nonrecurring pretax charges of $22,662,000 that relate to additional inventory reserves and, to a lesser degree, to costs related to the evaluation of various strategic alternatives which culminated in the Company entering into a merger agreement with Monsanto. The unprecedented level of inventory reserves and write offs were a result of excess inventory quantities resulting from a 7% reduction in acreage and the further realignment of the Company's product line. Furthermore, the Company's domestic market share declined slightly which the Company believes resulted from the second quarter recall of certain varieties that contained both the Bollgard and Roundup Ready technology. The accelerated shift to transgenic products significantly complicates inventory management and product line design and will require continued dedicated efforts to effectively manage the Company's ever changing product line. The costs related to the merger are primarily fees for legal advice, investment bankers and other professionals.

In 1997, D&PL announced a program to optimize production and cost operating efficiencies which included the idling of three of its less efficient delinting plants, the write down of assets whose value has been impaired as a result of implementing the plan, plant consolidation costs relating to implementation of a new process manufacturing system and costs to phase out certain products. The Company reduced its existing domestic work force as a result of the plant closings and by offering an early retirement program to all employees who met certain uniformed criteria.

D&M International, LLC, is a venture formed in 1995 through which D&PL (the managing member) and Monsanto plan to introduce, in combination, cottonseed in international markets combining D&PL's acid delinting technology and elite germplasm and Monsanto's Bollgard gene technology. In November 1995, D&M International, LLC formed a subsidiary, D&PL China Pte Ltd. ("D&PL China"). In November 1996, D&PL China concluded negotiations with parties in Hebei Province, one of the major cotton producing regions in the People's Republic of China, to form Hebei Ji Dai Cottonseed Technology Company Ltd. ("Ji Dai"), a joint venture controlled by D&PL China. In June 1997, Ji Dai commenced construction of a new cottonseed conditioning and storage facility in Hebei, China, under terms of the joint venture agreement. The new facility was completed in December 1997. During the 1997 growing season, the joint venture harvested and produced sufficient seed to plant up to 500,000 acres of Deltapine cottonseed varieties containing Bollgard gene. In 1998, the joint venture had initial sales of enough seed to plant up to 200,000 acres. The Copmany anticipates that the carry over inventory will be sold in the 1999 and subsequent seasons.

In December 1997, D&M International, LLC, announced a joint venture with Centro Integral Agropecuaria ("CIAGRO"), a distributor of agricultural inputs in the Argentine cotton region, for the production and sale of genetically improved cottonseed. The new joint venture, CDM Mandiyu, is owned 60% by D&M International, LLC, and 40% by CIAGRO. The cotton region, comprised of the Provinces of Chaco, Santiago del Estero, Catamarca and Jujuy, presently has 2.5 million acres of cotton requiring 21,000 tons of cotton planting seed per year. The new venture, CDM Mandiyu S.R.L., has been producing high quality cottonseed, integrating CIAGRO's local market and distribution knowledge and D&PL's cotton breeding and production capabilities with Monsanto's biotechnology expertise.
CDM Mandiyu has been licensed to sell D&PL cotton varieties containing Monsanto's Bollgard gene technology. Commercialization is planned for fiscal 1999 pending final approval from certain Argentine governmental agencies. Future plans include the production and sale of Roundup Ready cottonseed varieties.

In July 1998, D&PL China and the Anhui Provincial Seed Corporation formed a new joint venture, Anhui An Dai Cotton Seed Technology Company, Ltd, which is located in Hefei, Anhui Province, China. Under the terms of the joint venture agreement, the newly formed entity will produce, condition and sell acid delinted D&PL varieties of cottonseed which contain Monsanto's Bollgard gene. In the fall of 1998, the Company harvested sufficient seed from seed plots in Anhui to plant up to 350,000 acres.

In November, 1998, D&M International LLC and Maeda Administracao e Participacoes Ltda, an affiliate of Agropem Agro Pecuria Maeda S.A., formed a new joint venture in Minas Gerais, Brazil. The new company, MDM Maeda Deltapine Monsanto Algodao Ltd., will produce, condition and sell acid-delinted D&PL varieties of cottonseed. It is anticipated that the new company will produce and delint enough cottonseed in 1999 to plant up to 900,000 acres. The newly formed company will introduce transgenic cotton seed varieties, both Bollgard and Roundup Ready, into the Brazilian market as soon government approvals are obtained.


The Company reached an agreement with parties in Zimbabwe in 1997 to form a joint venture that will provide high quality acid delinted seed to farmers in Zimbabwe. Initially, the plant was to continue to process and sell locally developed and owned varieties which will be genetically transformed so they contain the Bollgard gene technology and potentially other technologies developed in the future. The introduction of these technologies into locally developed germplasm is expected to provide both large commercial growers as well as the small communal growers a significant economic advantage over those who do not use these technologies. The Zimbabwean government has refused to approve the joint venture contract without certain changes which are unacceptable to D&M International, LLC. The Company believes government approval will be forthcoming, although modifications to the current agreement may be necessary and negotiations are ongoing.

The Company's delinting plants in South Africa and Argentina process foundation seed grown in these countries. The use of Southern Hemisphere winter nurseries and seed production programs such as these can accelerate the introduction of new varieties because D&PL can raise at least two crops per year by taking advantage of the Southern Hemisphere growing season. In addition, the Company introduced Deltapine varieties which contain Bollgard in South Africa in the fall of 1998. Sales are ongoing and inventory sufficient to plant up to 65,000 acres is available.

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

NET SALES AND LICENSING FEES

In 1998, D&PL's consolidated net sales and licensing fees increased 5.0% to $192.3 million from 1997 sales of $183.2 million. The increase is primarily the result of (a) increased sales of stripper cottonseed containing Monsanto's Roundup Ready gene (b) increased sales of picker cottonseed containing both the Bollgard and Roundup Ready genes, and ( c ) the commercial introduction of soybean seed containing Monsanto's Roundup Ready Gene. These increases were partially offset by lower sales of picker cottonseed varieties resulting from inclement weather during the planting season and commodity prices. The USDA estimated that the planted cotton acreage will approximate 12.8 million acres in 1998 which is a decrease of 7.2% from 1997 cotton acres planted of 13.8 million. Soybean unit sales also increased 8.7% over 1997 due to increased planted soybean acres and market share gains by the Company's varieties. In 1998, the Company and Monsanto changed the method used to calculate the acres to be used for billing purposes for the Bollgard and Roundup Ready gene technologies. In prior years, the farmers were billed based on their stated planting rates, which, if within a prescribed range for a particular geographic territory, were used for purposes of calculating the number of licensed acres and therefore billable acres. In 1998 assumed planting rates were established by D&PL and Monsanto for seven specific territories and farmers were billed for the number of acres that could be planted for each bag of seed sold, using the predetermined territorial formula. In 1998, total transgenic seed sales comprised approximately 60% of total domestic unit sales of cottonseed, compared to 36% in 1997. Roundup Ready soybean units comprised 44.0% of total units sold in 1998 versus less than 1% in 1997.

International sales (including exports) increased 46.3% in 1998 to $21.8 million from $14.9 million in 1997, primarily from the initial sales derived from Hebei Jai Dai, the joint venture in Shiujiazhuang, Hebei, People's Republic of China. Although the level of sales by the Company's first Chinese joint venture were below initial estimates, the venture may report a slight profit in 1998, its first full calendar year of operation.

In 1997, D&PL's consolidated net sales and licensing fees increased 19.5% to $183.2 million, from 1996 sales of $153.3 million. This increase is primarily the result of increased Bollgard seed sales and licensing fees over 1996 and seed sales and licensing fees received from the first sale of commercial quantities of Roundup Ready cottonseed. Domestic picker cottonseed unit sales decreased by 4.5% while domestic stripper cottonseed units increased 279.6% (due to the conversion of the High Plains market) despite a 5.4% reduction in the total number of cotton acres planted in the U.S. to 13.8 million from 14.7 million. Net billable Bollgard acres increased to 2.4 million in 1997 from 1.8 million in 1996. Net billable Roundup Ready acres were 0.8 million in 1997. Soybean unit sales also increased 40.9% over 1996 primarily due to an increase in planted acres which resulted in part from cold, wet weather early in the planting season (when cotton is typically planted) and higher soybean prices, causing a shift in planted acres to soybean from cotton.

International sales increased to $14.9 million in 1997 from $12.6 million in 1996, primarily attributable to licensing fees received from sales in Australia and Mexico of cottonseed varieties containing Monsanto's Bollgard gene, the positive effects of which were partly offset by reduced export sales.


GROSS PROFIT

D&PL's consolidated gross profit after special and nonrecurring charges was $53.6 million in 1998 compared to $55.5 million in 1997. Special pretax charges of approximately $17.5 million were recorded in 1998 that relate (a) additional inventory reserves established to provide for excess inventory resulting from a 7% reduction in planted cotton acres in 1998 and the further realignment of the Company's product line to seed with new technologies, and (b) a recall of certain products that did not meet the Company's quality standards. Gross margin (expressed as a percentage of sales) before the special charges was consistent between 1998 and 1997 at 36%.

D&PL's consolidated gross profit after special charges was $55.5 million in 1997 compared to $55.8 million in 1996. In 1997 the Company recorded special charges of $11.5 million that related to the earlier than expected phase out of certain products and other reserves established for a production cost and plant optimization program, the negative impact of which was offset by increased unit sales and increased licensing fees. Gross margin (expressed as a percentage of sales) before special charges was consistent between 1997 and 1996 at approximately 36%.

OPERATING EXPENSES

In 1998, the Company's total operating expenses increased, as planned, to $42.2 million before special charges, from $34.8 million before special charges in 1997 and $28.6 million before special charges in 1996. International operating expenses are expected to increase $1.0 million in 1999 due to new international ventures and other general expansion while domestic operating expenses are expected to increase about $5.0 million.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 22.0% to $16.7 million in 1998 from $13.7 million in 1997. The increase was primarily related to additional transgenic costs associated with development and evaluation of new technologies, transformation of the Company's product line and collaboration with outside research providers.

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

SELLING EXPENSES

Selling expenses increased 35.8% in 1998 to $15.0 million from $11.1 in 1997. The increase was primarily due to an aggressive advertising and promotional program and expansion of the international sales and marketing in China.

Selling expenses increased 18.1% to $11.1 million in 1997 from $9.4 million in 1996. The increase was primarily due to the expansion of sales and marketing departments for the Paymaster Division and the International Division, primarily in Australia.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were essentially flat between 1998 and 1997. General and administrative expenses increased 7.4% to $10.1 million in 1997 from $9.4 million in 1996. The increase is primarily attributable to the expansion of the Company's information systems department, and additional staff for the International and Paymaster Divisions.

SPECIAL CHARGES AND UNUSUAL CHARGES RELATED TO ACQUISITIONS

In connection with the evaluation and pursuit of various strategic alternatives and ultimately the planned merger with Monsanto (see Item 1), the Company incurred in 1998 approximately $5.1 million associated with legal, investment banker and other professional fees. The Company also recorded additional inventory reserves as discussed above.

In connection with the 1997 production and cost optimization program, the Company recorded a special charge of $19.0 million of which $11.5 million was included in cost of sales and $7.5 million was included in operating expenses. These charges include costs associated with the plan to optimize operating efficiencies, plant consolidation costs, costs to phase out certain products, the write down of assets whose value has been impaired as a result of the plan and, to a lesser extent, severance costs.

In connection with the merger with the Sure Grow Companies, the Company recorded special charges of approximately $1.7 million during fiscal 1997 for costs associated with this transaction including legal costs incurred in connection with the U. S. Department of Justice's review of that transaction.

INTEREST EXPENSE

Interest expense increased 47.0% to $3.2 million in 1998 from $2.2 million in 1997. The increase was primarily due to higher outstanding borrowings throughout the year used to finance international ventures and higher inventory levels, the effects which were partially offset by lower interest rates.

Interest  expense  decreased  8.3% to $2.2  million in 1997 from $2.4 million in
1996  due  primarily  to  lower  interest  rates  partially   offset  by  higher
outstanding borrowings.

OTHER

In 1996, 1997 and 1998, other income included primarily gains on sales of fixed assets and accounts payable discounts received for early payments.

NET INCOME AND EARNINGS PER SHARE

Net income applicable to common shares decreased by 74.0% in 1998 to $1.8 million from $6.9 million in 1997, and decreased by 88.3% from 1996 net income of $15.2 million. Net income per share (basic) before special charges was $0.41, $0.58, and $0.43 in 1996, 1997 and 1998, respectively. Net income per share (basic) after special charges was $0.41, $0.18, and $0.05 in 1996, 1997 and 1998, respectively. The number of shares deemed outstanding for those periods increased because of the exercise of stock option grants pursuant to the 1993 Stock Option Plan and the 1995 Long-Term Incentive Plan. Furthermore, the effect of all stock splits are included in all earnings per share calculations.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company's business significantly impacts cash flow and working capital requirements. The Company maintains credit facilities, uses early payments by customers and uses cash from operations to fund working capital needs. For more than 17 years D&PL has borrowed on a short-term basis to meet seasonal working capital needs.

D&PL purchases seed from contract growers in its first and second fiscal quarters. Seed conditioning, treating and packaging commence late in the first fiscal quarter and continue through the third fiscal quarter. Seasonal borrowings normally commence in the first fiscal quarter and peak in the third fiscal quarter. Loan repayments normally begin in the middle of the third fiscal quarter and are typically completed by the first fiscal quarter of the following year. D&PL also offers distributors, dealers and farmers financial incentives to make early payments. In fiscal 1998, D&PL received approximately $5.0 million in early payments. To the extent D&PL attracts early payments from customers, bank borrowings under the credit facility are reduced.

The Company records receivables for licensing fees on Bollgard and Roundup Ready seed sales as the seed is shipped, usually in the Company's second and third quarters. The Company has contracted the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto. In September, the technology fees are due at which time D&PL receives payment from Monsanto. D&PL then pays Monsanto its royalty for the Bollgard and Roundup Ready licensing fees.

In April 1998, the Company entered into a syndicated credit facility with its existing lender and two other financial institutions which provides for aggregate borrowings of $110 million. This agreement provides a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment is a long-term loan that may be borrowed upon at any time and is due April 1, 2001. The seasonal commitment is a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year and expires April 1, 2001. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants. At August 31, 1998, the Company had $9.0 million available for borrowing under the base commitment. In addition the lead lender has approved a $25.0 million credit line that can be activated by the Company as needed.

The financial covenants under the loan agreements require the Company to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at the Company's other quarter ends)
(b) maintain a fixed charge ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and ( c ) maintain at all times tangible net worth of not less than the sum of (i) $40 million , plus (ii) 50% of net income (but not losses) determined as the last day of each fiscal year, commencing with August 31, 1998. At August 31, 1998 the Company's ratio of total liabilities to tangible net worth exceeded the permitted ratio. The financial institutions waived compliance with this covenant. See Note 4 of the Notes to Consolidated Financial Statements.

Capital expenditures were $16.0 million, $16.5 million and $10.2 million in fiscal 1996, 1997 and 1998, respectively. The 1996 expenditures exclude acquisitions which aggregated $2.2 million The Company anticipates that domestic capital expenditures will approximate $7.0 million in 1999, excluding expected capital expenditures for foreign joint ventures which will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary. Capital expenditures in 1999 for international ventures are expected to range from $6.0 million to $8.0 million depending on the timing and outcome of such projects.

Cash provided from operations, early payments from customers and borrowings under the loan agreement should be sufficient to meet the Company's 1999 working capital needs.

RISKS AND UNCERTAINTIES

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, existing products, technical developments, new products, research and development activities, preparation for year 2000 issues, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those noted elsewhere in this Item and the following:

      D&PL's contemplated merger with Monsanto is subject to shareholder approval as well as approval by government agencies. The inability to complete this merger may have a material effect on the Company. However, such effect cannot be known at this time.

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

      The production, distribution or sale of crop seed in or to foreign markets may be subject to special risks, including fluctuations in foreign currency, exchange rate controls, expropriation, nationalization and other agricultural, economic, tax and regulatory policies of foreign governments. Particular policies which may affect the international operations of D&PL include the testing and quarantine and other restrictions relating to the import and export of plants and seed products and the availability (or lack thereof) of proprietary protection for plant products. In addition, United States government policies, particularly those affecting foreign trade and investment, may impact the Company's international operations.

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

     Due to the varying levels of agricultural and social development of the international markets in which the Company operates and because of factors within the particular international markets targeted by the Company, international profitability and growth may be less stable and predictable than domestic profitability and growth have been in the past.

Implementation of Financial Accounting Standards

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for the derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining the effects of adopting of SFAS No. 133 on its financial statements.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
              DATA

                                      INDEX

Financial Statements                                                     Page(s)

The following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

       Report of Independent Public Accountants...............................19

   Consolidated Statements of Income - for each of the three years in the period ended August 31, 1998........................................20

     Consolidated Balance Sheets - August 31, 1997 and 1998...................21

     Consolidated Statements of Cash Flows - for each of the
       three years in the period ended August 31, 1998........................22

     Consolidated Statements of Stockholders' Equity - for each of the three years in the period ended August 31, 1998........................23

     Notes to Consolidated Financial Statements...............................24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO DELTA AND PINE LAND COMPANY:

We have audited the accompanying consolidated balance sheets of DELTA AND PINE LAND COMPANY (a Delaware corporation) and subsidiaries as of August 31, 1997 and 1998, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta and Pine Land Company and subsidiaries as of August 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.



Arthur Andersen LLP

Memphis, Tennessee,
October 16, 1998.

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

The Board of Directors pursues its responsibility for the Company's financial statements through its Audit Committee, which is composed solely of directors who are not Company officers or employees. The Audit Committee meets at least annually with the independent public accountants and management. The independent public accountants have direct access to the Audit Committee, with and without the presence of management representatives.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

FOR THE YEARS ENDED AUGUST 31,                                    1996         1997         1998
                                                                 ------       ------       ------
NET SALES AND LICENSING FEES                                    $153,271     $183,249     $192,339

COST OF SALES                                                    (97,477)    (116,289)    (121,246)
SPECIAL CHARGES                                                     --        (11,500)     (17,527)
                                                                 --------     --------     --------
GROSS PROFIT                                                      55,794       55,460       53,566
OPERATING EXPENSES:
   RESEARCH AND DEVELOPMENT                                        9,794       13,651       16,656
   SELLING                                                         9,435       11,053       15,006
   GENERAL AND ADMINISTRATIVE                                      9,383       10,136       10,501
   SPECIAL CHARGES AND UNUSUAL CHARGES RELATED TO ACQUISITIONS     1,418        9,200        5,135
                                                                 --------     --------     --------
                                                                  30,030       44,040       47,298
                                                                 --------     --------     --------
OPERATING INCOME                                                  25,764       11,420        6,268
INTEREST EXPENSE, NET                                             (2,418)      (2,204)      (3,241)
OTHER                                                                383          463          159
                                                                 --------     --------     --------
INCOME BEFORE INCOME TAXES                                        23,729        9,679        3,186
PROVISION FOR INCOME TAXES                                        (8,453)      (2,766)      (1,307)
                                                                 --------     --------     --------
NET INCOME                                                        15,276        6,913        1,879
DIVIDENDS ON PREFERRED STOCK                                         (39)         (63)         (96)
                                                                 --------     --------     --------
NET INCOME APPLICABLE TO COMMON SHARES                         $  15,237    $   6,850    $   1,783
                                                                 ========     ========     ========

BASIC EARNINGS PER SHARE                                       $    0.41    $    0.18    $    0.05
                                                                 ========     ========     ========

WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS - BASIC                         37,292       37,579       38,011
                                                                 ========     ========    ========
DILUTED EARNINGS PER SHARE                                     $    0.39    $    0.17    $    0.04
                                                                 ========     ========     ========
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS - DILUTED                       39,264       39,863       40,573
                                                                 ========     ========     ========


The accompanying notes are an integral part of these consolidated statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS AS OF
                                    AUGUST 31
                    (In thousands, except per share amounts)




ASSETS                                                                                                1997                   1998
                                                                                                   ------------            ---------

CURRENT ASSETS:
  Cash and cash equivalents                                                                    $       1,890          $       8,062
  Receivables, net of allowance of $281 and $369                                                      95,437                104,779
  Inventories                                                                                         42,886                 50,497
  Prepaid expenses                                                                                     2,167                  1,194
  Income taxes receivable                                                                               --                    5,562
  Deferred income taxes                                                                                3,069                  4,408
                                                                                               -------------          -------------

      Total current assets                                                                           145,449                174,502
                                                                                               -------------          -------------
PROPERTY, PLANT AND EQUIPMENT, net                                                                    63,022                 66,840

EXCESS OF COST OVER NET ASSETS OF
    BUSINESSES ACQUIRED, net of accumulated amortization of $243 and $369                              4,689                  4,583
INTANGIBLES, net of accumulated amortization of $475 and $543                                          3,674                  3,488
OTHER ASSETS                                                                                           3,822                  2,378
                                                                                               -------------          -------------

TOTAL ASSETS                                                                                   $     220,656          $     251,791
                                                                                               =============          =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                                                $         259          $       1,263
  Accounts payable                                                                                    19,113                 22,831
  Accrued expenses                                                                                    91,196                 92,042
  Income taxes payable                                                                                 1,956                   --
                                                                                               -------------          -------------
        Total current liabilities                                                                    112,524                116,136
                                                                                               -------------          -------------

LONG-TERM DEBT                                                                                        30,572                 47,070
DEFERRED INCOME TAXES                                                                                  4,038                  5,020
COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)
MINORITY INTEREST IN SUBSIDIARIES                                                                        991                  2,914
STOCKHOLDERS' EQUITY:
  Preferred  stock,  par value  $0.10 per share; 2,000,000 shares  authorized:
      Series A Junior Participating Preferred, par value $0.10 per share;
      429,319 shares authorized; no shares issued or outstanding                                        --                     --
      Series M Convertible Non-Voting Preferred, par value $0.10 per share;
      1,066,667 shares authorized;  800,000 shares issued and outstanding                                 80                     80
  Common  stock,  par value  $0.10 per  share; 100,000,000 shares  authorized;
      37,724,116 and 38,469,617 shares issued; 37,609,849,
       and 38,355,350 shares outstanding                                                               3,772                  3,847

  Capital in excess of par value                                                                      22,865                 35,867
  Retained earnings                                                                                   48,894                 46,109
  Cumulative foreign currency translation adjustments                                                   (907)                (3,079)
  Treasury stock at cost (114,267 shares in 1997 and 1998)                                            (2,173)                (2,173)
                                                                                               -------------          -------------
       Total stockholders' equity                                                                     72,531                 80,651
                                                                                               -------------          -------------
       Total liabilities and stockholders' equity                                              $     220,656          $     251,791
                                                                                               =============          =============

The accompanying notes are an integral part of these consolidated balance sheets.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED AUGUST 31,
                                 (in thousands)

                                                                                       1996                1997              1998
                                                                                      -------            --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $ 15,276           $  6,913           $  1,879
   Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
        Depreciation and amortization                                                   4,026              5,060              6,654
        Noncash items associated with special charges                                    --               12,242              9,865
        Minority interest in subsidiaries                                                --                  991              1,923
        Decrease in deferred income taxes                                                (220)               (12)              (357)
        Changes in current assets and liabilities:
         Receivables                                                                  (62,161)           (28,787)            (9,342)
         Inventories                                                                  (20,984)            (5,255)           (17,476)
         Prepaid expenses                                                                (207)              (804)               973
         Accounts payable                                                               6,828              4,159              3,718
         Accrued expenses                                                              43,675             31,195                846
         Income taxes                                                                  (3,283)            (1,382)            (7,518)
         Decrease in intangible and other assets                                          321                416                157
                                                                                     --------           --------           --------

         Net cash  (used in) provided by operating activities                         (16,729)            24,736             (8,678)
                                                                                     --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                 (15,960)            (16,454)          (10,242)
  Acquisition of business                                                              (1,035)              --                 --
  Sale of investments and property                                                        607               --                1,350
                                                                                     --------           --------           --------

         Net cash used in investing activities                                        (16,388)           (16,454)            (8,892)
                                                                                     --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                        (30,133)           (31,226)           (35,190)
   Payments of long-term debt                                                         (11,300)           (20,893)            (7,930)
   Dividends paid                                                                      (2,332)            (3,023)            (4,664)
   Proceeds from long-term debt                                                        32,433             20,000             24,428
   Proceeds from short-term debt                                                       32,190             28,890             36,193
   Purchase of common stock                                                              --               (2,173)              --
   Proceeds from exercise of stock options
     and tax benefit of stock option exercises                                          4,984              2,135             13,077
                                                                                     --------           --------           --------
         Net cash provided by (used in) financing activities                           25,842             (6,290)            25,914
                                                                                     --------           --------           --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (7,275)             1,992              8,344
EFFECTS OF FOREIGN CURRENCY TRANSLATION LOSSES                                           --                 (662)            (2,172)
CASH AND CASH EQUIVALENTS, beginning of year                                            8,192                560              1,890
NET DECREASE IN CASH IN TRANSITION PERIOD (Note 12)                                      (357)              --                 --
                                                                                     --------           --------           --------

CASH AND CASH EQUIVALENTS, end of year                                               $    560           $  1,890           $  8,062
                                                                                     ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest                                        $  2,400           $  2,000           $  3,500
   Income taxes paid                                                                 $  9,400           $  4,600           $  2,600

The accompanying notes are an integral part of these consolidated statements.

                           DELTA AND PINE LAND COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998
                       (In thousands, except share data)



                                                                                                         Cumulative
                                                                                                         Foreign
                                                                           Capital in                    Currency
                                               Preferred      Common        Excess of       Retained     Translation      Treasury
                                                 Stock        Stock           Par           Earnings     Adjustments       Stock
                                                                             Value

Balance at August 31, 1995                      $ --           $3,708        $11,004        $32,751            $397           $--
Cash dividends, $0.062 per share                  --             --             --           (2,332)             --            --
Net income                                        --             --             --           15,276              --            --
Exercise of stock options and
  tax benefit of stock option exercises           --             48            4,936           --                --            --
Series M Convertible
  preferred stock issuance                        80             --            4,806           --                --            --
Net loss applicable to
  transition period of acquired
  companies (Note 12)                             --             --             --             (691)             --            --
Foreign currency translation adjustment           --             --             --             --              (642)           --
                                              --------       --------       --------       --------         --------       --------
Balance at August 31, 1996                        80            3,756         20,746         45,004            (245)           --
Cash dividends, $0.078 per share                  --             --             --           (3,023)             --            --
Net income                                        --             --             --            6,913              --            --
Exercise of stock options and
  tax benefit of stock option exercises           --             16            2,119           --                --            --
Foreign currency translation adjustment           --             --             --             --              (662)           --
Purchase of common stock                          --             --             --             --               --           (2,173)
                                              --------       --------       --------       --------         --------       --------
Balance at August 31, 1997                        80            3,772         22,865         48,894            (907)
                                                                                                                             (2,173)
Cash dividends, $0.12 per share                   --             --             --           (4,664)             --            --
Net income                                        --             --             --            1,879              --            --
Exercise of stock options and
  tax benefit of stock option exercises           --             75           13,002           --                --             --
Foreign currency translation adjustment           --             --             --             --            (2,172)            --
                                               --------       --------       --------       --------         --------       --------
Balance at August 31, 1998                    $   80         $  3,847       $ 35,867       $ 46,109        $ (3,079)       $ (2,173)
                                               ========       ========       ========       ========         ========       ========

The  accompanying   notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Merger with Monsanto Company

On May 8, 1998, the Company entered into a merger agreement with Monsanto Company ("Monsanto"), pursuant to which the Company would be merged with and into Monsanto. This agreement is subject to the approval of the Company's stockholders. Under terms of the agreement, the Company's stockholders would be entitled to receive 0.8625 shares of Monsanto's Common Stock in exchange for each share of Delta and Pine Land stock they hold. In connection with the evaluation of various strategic alternatives including the contemplated merger, the Company, in 1998 incurred legal fees, investment banker fees and other professional fees approximating $5.1 million, which are included in "Special Charges and Unusual Charges related to Acquisitions."

Nature of Operations

Delta and Pine Land Company and subsidiaries (the "Company" or "D&PL") breed, produce, condition and market cotton and soybean planting seed. In connection with its seed operations, the Company farms approximately 2,600 acres, largely for the production of cotton and soybean foundation seed.

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

Basis of Presentation

The accompanying financial statements include the accounts of Delta and Pine Land Company and its subsidiaries. The reported results for 1996 and 1997 include the results of operations of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc., which own Sure Grow Seed, Inc. (the "Sure Grow Companies" or "Sure Grow"), with which the Company merged in May 1996 in a pooling-of-interests transaction. The acquired companies were on a fiscal year ending June 30. As of August 31, 1996, the fiscal year end of the acquired companies was changed to August 31. The net loss in the two-month transition period from July 1, 1996 to August 31, 1996 is shown as a single line in the Consolidated Statements of Stockholders' Equity. Significant inter-company accounts and transactions have been eliminated in consolidation.

Special Charges

In 1997, D&PL announced a production and cost optimization program aimed to improve plant operating efficiencies. The Company recorded a $19.0 million charge in its fourth quarter for the estimated costs associated with this plan, of which $11.5 million was recorded as a component of Cost of Sales and $7.5 million was included in Special Charges and Unusual Charges Related to Acquisitions. This special charge included costs associated with the idling of three plants, the write down of fixed assets, plant consolidation costs and costs associated with the phase out of certain products.

In  1996,  the  Company  commenced  commercial  sale  of  cottonseed  containing
Monsanto's Bollgard gene and in 1997, the Company commenced commercial cottonseed sales containing Monsanto's Roundup Ready gene. As a result of inserting these genes into the Company's existing product line, the number of stock keeping units increased significantly. In June 1997, the Company commenced a review and evaluation of the Company's product line and of the efficiency of its cottonseed delinting facilities to determine what steps could be taken to reduce overhead and production costs by reorganizing and/or consolidating the Company's seed processing into a fewer number of plants. Management determined that a reduction in the number of existing varieties and those under development for planned future commercial launch would be necessary so the number of processing plants could similarly be reduced. Therefore, management elected (i) to discontinue offering certain products that were previously expected to be offered for sale for the next several years, (ii) accelerate the planned discontinuance of other products and (iii) reduce the number and rate of introduction of certain new varieties. Separately, in connection with the Sure Grow Seed acquisition in 1996, three additional delinting facilities were added to the overall capacity of the Company. The decision to reduce the overall stock keeping units further decreased the volume of production at the three plants being closed; decreased their efficiency; and increased the cost of inventory produced at these facilities. In June of 1997, management and the Board of Directors adopted a formal plan of reorganization, and determined that certain products would be phased out over an anticipated period of three years and three delinting facilities would be closed immediately. Based on estimated future inventory levels needed by the Company, management established reserves for certain excess and obsolete varieties, reduced certain varieties to net realizable value due to inefficient operations and excess capacity discussed above, bought out certain grower contracts for varieties being phased out, wrote down the value of excess facilities in accordance with SFAS 121 and recorded a charge for employees affected by the closing of the excess facilities.

The Company continues to use the warehouse facilities situated adjacent to the delinting plants that were idled. The plants will be held to meet future production needs if they arise.

For the year ended August 31, 1997, the components of the production and cost optimization program consisted of the following items and amounts.



                                                                             in 000's
                                                                             --------
                                                                Cost of Sales       Operating Expenses
                                                                -------------       ------------------
Write-down of delinting facilities                                    -                 $4,500
Plant consolidation costs, including severance                        -                  2,500
Idling of Scott, Mississippi, Tunica, Mississippi and
        Centre, Alabama Plants                                        -                    500
Contract cancellation costs due to reduction of varieties           $3,000                  -
Write down existing inventory to net realizable value                4,500                  -
Reserve for expected discontinuance of varieties                     4,000                  -
                                                                   --------             --------
                                                                   $11,500              $7,500
                                                                   =========            ========


In 1998, the Company recorded special and nonrecurring pretax charges of $22,662,000 that relate to additional inventory reserves and costs related to evaluation of various strategic alternatives which culminated in the contemplated merger with Monsanto. The unprecedented level of inventory reserves and write- offs were a result of excess inventory quantities resulting from a 7% reduction in acreage and the further realignment of the Company's product line. The accelerated shift to transgenic products significantly complicates inventory management and product line design and will require continued dedicated efforts to effectively manage the Company's ever changing product line. The costs related to the merger are primarily fees for legal advice, investment bankers and other professionals.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Accelerated methods are used for income tax purposes. The estimated useful lives of the various classes of property, in years, are as follows:

     Land improvements                           5-20
     Buildings and improvements                 10-35
     Machinery and equipment                     3-15
     Germplasm                                  10-15
     Breeder and foundation seed                   40

The germplasm, breeder and foundation seed was purchased as part of the Paymaster and Hartz acquisitions and includes amounts for specifically identified varieties and for breeding stocks. The amounts associated with specific varieties are amortized over the expected commercial life of those varieties. Breeding stocks are amortized over 40 years, since they can be revitalized from time to time and remain viable indefinitely after such revitalization.

Intangible Assets and Deferred Charges

Intangible assets consist of trademarks, patents and other intangible assets and are being amortized using the straight-line method over 5 to 40 years. Excess of cost over net assets of businesses acquired are being amortized using the straight-line method over 40 years. Organization costs for foreign ventures are amortized over five years.

Foreign Currency Translation

Financial statements of foreign operations where the local currency is the functional currency are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations. Financial statements of foreign entities in highly-inflationary economies are translated as though the functional currency is the United States currency. Translation adjustments are reported as a separate component of stockholders' equity. Gains and losses from foreign transactions are included in earnings.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments at August 31, 1998 approximates their carrying value.

Revenue Recognition

Domestic  revenues from the sale of planting seed,  less estimated  reserves for returns, are recognized when the seed is shipped. International revenues are recognized upon the later of either when the seed is shipped or when letters of credit are cleared. Revenues from farm operations are recognized at the time crops are harvested and sold. Costs incurred in producing crops are included as inventory until these two events occur. Revenues from commercialization agreements and royalties are recognized when earned and are included in net sales and licensing fees. Revenues from Bollgard and Roundup Ready licensing fees (net of estimated distributor and dealer commissions) are recognized based on the number of acres expected to be planted with such seed when the seed is shipped and are recorded as sales. Royalties due to licensors of technology are recorded as cost of sales.

Research and Development

All research and development costs incurred to breed and produce experimental seed are expensed. Costs incurred to produce sufficient quantities of planting seed needed for commercialization are carried as inventory until such seed is sold. Cotton lint and other by-products of seed production are also carried as inventory until sold.

Derivative Financial Instruments

The Company uses futures and option contracts for its soybean hedging program to effectively fix the cost of a significant portion of its soybeans. These contracts are accounted for on a settlement basis, with the net amounts paid or received under such contracts included in the cost of soybeans. Open futures contracts and the underlying soybean inventory are marked to market. The Company does not terminate contracts prior to their expiration. The amount of deferred losses associated with the soybean hedging program at August 31, 1998 was not material. The Company does not speculate in derivatives.

Impairment of Assets

D&PL assesses recoverability and impairment of intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. D&PL determines if the unamortized balance can be recovered through projected future operating cash flows. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Otherwise, an impairment loss is not recognized, and D&PL continues to amortize its intangible assets and other assets based on the remaining estimated useful life.

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

Reclassifications

Certain 1996 and 1997 balances have been reclassified to conform with the 1998 presentation.

Implementation of Financial Accounting Standards

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining the effects on its financial statements of adopting of SFAS No. 133.

2.   INVENTORIES


Inventories at August 31, consisted of the following:



                          1997                        1998
 Finished goods       $ 28,114,000             $  45,121,000
 Raw materials          16,121,000                14,036,000
 Growing crops             300,000                   586,000
 Supplies                  876,000                   676,000
                           -------                   -------
                        45,411,000                60,419,000
 Less reserves          (2,525,000)               (9,922,000)
                        ------------             -----------
                      $ 42,886,000             $  50,497,000
                        ============           =============


Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops and supplies are recorded at cost.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at August 31, consisted of the following:


                                               1997                 1998
                                            -------------        ----------

 Land and improvements                      $ 4,360,000        $ 4,437,000
 Buildings and improvements                  32,425,000         35,849,000
 Machinery and equipment                     32,734,000         38,530,000
 Germplasm                                    7,500,000          7,500,000
 Breeder and Foundation seed                  2,000,000          2,000,000
 Construction in progress                     8,276,000          5,650,000
                                              ---------          ---------
                                             87,295,000         93,966,000
 Less accumulated depreciation              (24,273,000)       (27,126,000)
                                            ------------       ------------
                                           $ 63,022,000       $ 66,840,000
                                            ============       ============


The special charge described in Note 1 includes a pre-tax charge of $3,500,000 to record asset impairments in conjunction with the 1997 optimization program. Such amounts are reflected in the above table.

4.     NOTES PAYABLE AND LONG-TERM DEBT

The Company has a syndicated credit facility with three financial institutions which provide for aggregate unsecured borrowings of $110 million which includes a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment is a long-term loan that may be borrowed upon at any time and is due April 1, 2001. The seasonal commitment is a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year and expires May 1, 2001. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants. The interest rate charged for each loan is based on LIBOR plus 35 to 55 basis points depending on the achievement of certain financial ratios. The combined average interest rate was 6.1% and 6.0% during 1997 and 1998, respectively.

The financial covenants require the Company to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at the Company's fiscal quarter ends) (b) maintain a fixed charge ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and ( c ) maintain at all times tangible net worth of not less than the sum of (i) $40 million , plus (ii) 50% of net income (but not losses) determined as of the last day of each fiscal year, commencing with August 31, 1998. At August 31, 1998, the Company's ratio of total liabilities to tangible net worth was 2.4 to 1.0, which exceeds the permitted ratio. The lenders have waived compliance with this covenant.

5.   ACCRUED EXPENSES

Accrued expenses at August 31, consisted of the following:

                                                             1997                1998
                                                             -------             ----

 Sales returns and allowances                          $  6,268,000        $   8,996,000
 Payroll                                                  2,484,000            2,067,000
 Bollgard and Roundup Ready
    royalties due Monsanto                               71,619,000           68,754,000
 Special charges related to optimization program          5,122,000               -
 Other accrued expenses                                   5,703,000           12,225,000
                                                          ---------           ----------

                                                       $ 91,196,000        $  92,042,000
                                                       ============        =============


Accrued special charges related to the optimization program included costs associated with the idling of three plants, plant consolidation costs and costs associated with certain terminated contracts. The full amount of this accrual was used in 1998 for its intended purposes.

6.   INCOME TAXES

The provisions for income taxes for the years ended August 31, consisted of the following:

                                         1996                   1997                    1998
                                    ---------------       --------------          --------------

         Current-
           Federal                       $7,520,000            $2,622,000            $   970,000
           State                          1,153,000                65,000                 39,000
         Deferred                          (220,000)               79,000                298,000
                                   -----------------       --------------          -------------
                                         $8,453,000            $2,766,000             $1,307,000
                                    ===============           ===========            ===========


The differences between the statutory Federal income tax rate and the effective rate are as follows:

                                                               1996         1997         1998
                                                               ----         ----         ----

         Statutory rate                                       35.0%         35.0%        35.0%
         Increases (decreases) in tax resulting from:
            State taxes, net of federal tax benefit            3.1           2.0           2.2
            Research and development tax credits                -           (3.4)        (19.3)
            Tax effects resulting from non deductible costs
                and foreign activities                          -           (2.2)        (20.3)
            Other                                              (2.5)        (2.8)          2.8
                                                              ------       ------        ------
         Effective rate                                        35.6%        28.6%         41.0%
                                                              ======       ======       =======

The components of deferred income taxes at August 31, are as follows:


Deferred tax assets:
                                                   1997                1998
                                                 ----------         ---------
        Inventory                                $2,368,000      $  4,259,000
        Charitable contributions                    403,000           270,000
        Intangibles                                    -              312,000
        Other                                       298,000           149,000
                                                 ----------         ---------
                                                  3,069,000         4,990,000
                                                 ----------         ---------
Deferred tax liabilities:

        Deferred inventory                         (393,000)          (532,000)
        Property                                 (2,407,000)        (4,735,000)
        Intangibles                                (590,000)             -
        Other                                      (648,000)          (335,000)
                                                 -----------        -----------
                                                 (4,038,000)        (5,602,000)
                                                 -----------        -----------
        Net deferred income taxes              $   (969,000)      $   (612,000)
                                                =============     =============

To date the Company's foreign subsidiaries and joint ventures have not generated taxable income, and, for this reason, no taxes are provided for foreign operations.

7.   LEASES

The Company leases real estate and machinery and equipment used in its operations. Substantially all rent expense is recorded as cost of sales. The Company has no capital leases. Future minimum rental payments after 1998 under operating leases with initial or remaining noncancellable terms in excess of one year are as follows:

                                            1999    $   211,000
                                            2000        156,000
                                            2001        109,000
                                            2002         33,000
                                            2007         16,000

Rent expense including land rent approximated $1,382,000, $2,265,000 and $3,101,000 in 1996, 1997 and 1998, respectively.

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

The measurement of Plan and SERP assets and obligations was performed as of June
30. The following sets forth the Plan's and SERP's funded status and amounts recognized in the Company's financial statements as of August 31:


          PLAN:                                                   1997            1998
                                                               -----------      -----------
Actuarial present value of accumulated benefit obligation,
  including vested benefits of  $5,941,000 in 1997 and
  $8,476,000 in 1998                                           $ 6,127,000      $ 8,721,000
                                                               -----------      -----------
Plan assets at fair value                                        8,103,000        9,646,000
Projected benefit obligations for service rendered to date      (6,741,000)      (9,489,000)
                                                               -----------      -----------
Plan assets in excess of projected benefit obligation            1,362,000          157,000
Unrecognized prior service cost                                     62,000           57,000
Unrecognized net gain                                           (1,178,000)      (1,564,000)
Unrecognized net obligation                                        554,000          423,000
                                                               -----------      -----------
Prepaid pension expense (pension liability)                    $   800,000      $  (927,000)
                                                               ===========      ===========


                                                         1996              1997           1998
                                                        ------            ------           ----
         Service cost                                $   372,000      $   337,000      $   444,000
         Interest cost on projected benefit
           obligation                                    375,000          424,000          584,000
         Actual return on assets                      (1,050,000)      (1,458,000)      (2,135,000)
         Amortization of transitional obligation         119,000          119,000          118,000
         Net unrecognized loss and amortization          507,000          827,000        1,334,000
                                                     -----------      -----------      -----------
         Net periodic pension expense                $   323,000      $   249,000      $   345,000
                                                     -----------      -----------      -----------
         Company contributions                       $      --        $      --        $      --
                                                     ===========      ===========      ===========

The increase in the present value of accumulated benefit obligation is primarily the result of the early retirement program put into effect in 1997 in connection with the production and cost optimization program. In September 1998, the Company made a contribution of $700,000 to the Plan.

SERP:                                                     1997            1998
                                                        --------        -------
Actuarial present value of accumulated benefit
  obligation, including vested benefits of $516,000 in
  1997 and $588,000 in 1998                             $ 516,000     $ 588,000
Plan assets at fair value                               ----------    ---------
                                                          239,000       500,000
Projected benefit obligations for service rendered to
  date                                                    516,000       588,000
Plan assets in excess of projected benefit obligation   ----------    ---------
                                                         (277,000)      (88,000)
Unrecognized prior service cost                             --             --
Unrecognized net gain                                       5,000        21,000
Unrecognized net obligation                                 --             --
                                                         --------      --------
Pension liability                                       $(272,000)     $(67,000)
                                                         =========     ========

                                                    1996          1997           1998
                                                   ------        ------         ------
Service cost                                       $90,000       $44,000       $47,000
Interest cost on projected benefit obligation       26,000        34,000        38,000
Actual return on assets                            (14,000)      (13,000)      (18,000)
Amortization of transitional obligation               --            --            --
Net unrecognized loss and amortization               4,000        (5,000)        2,000
                                                  --------      --------      --------
Net periodic pension expense                       106,000        60,000        69,000
                                                  --------      --------      --------
Company contributions                              $  --          $ --        $275,000
                                                  ========      ========       =======



The actuarial present value of the projected benefit obligation of the Plan and the SERP was determined using a discount rate of 7.5% in 1997 and 1998, with assumed salary increases of 4% in 1997 and 1998. The expected long-term rate of return on assets was 9% in both 1997 and 1998.
Prior service cost is amortized over 15 years.

Defined Contribution Plan -

D&PL sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees of the Company. The Company, at its option, may elect to make matching contributions to the Plan. No matching contributions were made in 1996, 1997 or 1998.

9. MAJOR CUSTOMERS, EXPORT SALES AND FOREIGN OPERATIONS

In fiscal 1996, 1997, and 1998 seed sales to each of three customers and the related licensing fees ultimately billed to the farmers by these customers for transgenic products comprised more than 10% of total sales and licensing fees. The approximate amount of annual sales including technology fees to each of the customers were as follows:

Customer                               1996              1997           1998
--------------------------------------------------------------------------------
  A                                $22,400,000     $27,100,000     $23,800,000
  B                                 16,200,000      26,200,000      27,388,000
  C                                 27,900,000      31,800,000      44,054,000

International   sales  (including   export  sales)   approximated   $12,600,000,
$14,900,000 and $21,770,000 in 1996, 1997 and 1998, respectively.

10.  RELATED PARTY TRANSACTIONS

A partner of a law firm that represents the Company is also a stockholder and serves as corporate secretary. The Company paid legal fees to that firm of approximately $575,000, $645,000 and $715,000 in 1996, 1997 and 1998,
respectively.

Dr. Chua, a member of the Board of Directors of the Company, is the Chairman of the Management Board of Directors of IMA and is also Chairman of the Board of an affiliate of IMA, IMAGEN. IMAGEN, together with Singapore Bio-Innovations Pte. Ltd., STIC Investments Pte. Ltd., and OCBC Wearnes and Walden Investments Pte. Ltd., own 20% of the stock of D&PL China Pte. Ltd.

During 1996 and 1997, the Institute of Molecular Agrobiology ("IMA"), which is owned by the National University of Singapore and the National Science and Technology Board of Singapore, conducted contract research upon the Company's instruction related to the development of certain technologies for varietal crops such as cotton and soybeans. The Company paid approximately $230,000, $350,000 and $260,000 in 1996, 1997 and 1998, respectively, for such research projects.


11.  COMMITMENTS AND CONTINGENCIES

Through October 26, 1998, approximately 51 farmers filed arbitration claims against the Company and Monsanto Company ("Monsanto") with state agencies in Mississippi and Texas. The complainants allege that Roundup Ready seed marketed by the Company failed to perform as anticipated resulting in deformed or missing bolls and some further assert substantial yield losses in their 1998 crops. The Company and Monsanto are presently investigating these claims to determine the cause or causes of the problems alleged. Pursuant to the terms of the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of failure of the Roundup Ready glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claims involving defective varietal characteristics separate from or in addition to failure of the herbicide-tolerance gene. D&PL believes that these claims will be resolved without any material impact on the Company's financial statements.

Through October 26, 1998, 101 farmers in Georgia and 2 in Arkansas have filed arbitration claims against the Company and in some cases, Monsanto. The complainants allege that certain Roundup Ready Paymaster cotton seed marketed by the Company in 1998 produced plants which exhibited a condition known as Bronze Wilt and consequently sustained varying degrees of lost yield. Some complaints also contain allegations of poor germination. D&PL and Monsanto are currently investigating these claims to determine the cause or causes of the alleged problems and are working cooperatively with the respective states departments of agriculture to gather the necessary information regarding causation and damage. Presently, the definitive causes of the alleged Bronze Wilt and poor germination in this seed have not been established, and accordingly Monsanto's indemnity obligation, if any, is unresolved. It is D&PL's intention to defend vigorously claims asserting product defects in the varieties. Management believes that these complaints will be resolved without any future material impact on the Company's consolidated financial statements.

The Company, certain subsidiaries of Monsanto and others were named as defendants in a lawsuit filed in the Civil District Court, Williamson County, Texas, 277th Judicial District, in April 1997. The plaintiffs allege, among others things, that certain cottonseed acquired from Monsanto in the Hartz Cotton acquisition and subsequently sold by the Company, failed to perform as represented allegedly resulting in lost yield. The Company has filed a Summary Judgment motion based on failure to arbitrate in accordance with Texas seed law. Pursuant to the Hartz Cotton Acquisition agreement, the Company is entitled to indemnification from Monsanto for damages resulting from the sale of bagged seed inventories acquired by D&PL in that acquisition. Some or all of the seed involved in this case may meet this criteria and D&PL will therefore be entitled to indemnification from Monsanto for any losses resulting from such seed. Management believes that this case will be resolved without any material impact on the Company's financial statements.

The Company, Monsanto and other third parties were named as defendants in lawsuits filed in (i) the District Court of Falls County, Texas, in August 1996 and (ii) in the District Court of Robertson County, Texas, in March 1998. The plaintiffs allege, among other things, that D&PL's cottonseed varieties, which contain Monsanto's Bollgard gene, did not perform as the farmers had anticipated and, in particular, did not fully protect their cotton crops from certain lepidopteran insects. Pursuant to the terms of the Bollgard Agreement between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims. The portion of this claim relating to failure of the Bollgard gene is subject to a duty of defense by Monsanto and prorata indemnification under the Bollgard Agreement. Under the applicable indemnity provisions of the Bollgard Agreement, defense costs and liability to the plaintiffs on any failure of the technology would be apportioned 71% to Monsanto and 29% to D&PL. Some of the claims in this litigation concern failure of Monsanto's express warranties relating to insect resistance and those claims may not be within the scope of D&PL's partial indemnity obligation to Monsanto. On the other hand, some of the claims made in the litigation concern the quality of seed and seed coat treatments, or other varietal aspects of variety, not involving failure of performance of the Bollgard gene or express representations with respect thereto and, therefore, may not be within the scope of Monsanto's indemnity obligation to D&PL. D&PL intends to cooperate with Monsanto in its anticipated vigorous defense of these suits. D&PL believes that these suits will be resolved without any material impact on the Company's consolidated financial statements.

In October 1996, Mycogen Plant Science, Inc. and Agrigenetics, Inc. (collectively "Mycogen") filed a lawsuit in U.S. District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's recently issued patents have been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit which went to trial in January 1998 sought injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. A jury found in favor of D&PL and Monsanto on issues of infringement. Mycogen has subsequently re-filed a motion for a new trial and for a judgment in favor of Mycogen as a matter of law. Pursuant to the terms of the Bollgard Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims and certain other losses and costs. Due to Monsanto's obligation to indemnify D&PL, the Company believes that the resolution of this matter will not have a material impact on the Company or its financial statements.

In May 1998, five individual alleged shareholders brought suits against Monsanto, the Company and its Board of Directors ("Directors") in the Chancery Court of New Castle County, Delaware. The complaints alleged that the consideration to be paid in the proposed merger of the Company with Monsanto, is inadequate and that the Company's Directors breached their fiduciary duties to the Company stockholders by voting approval of the Agreement and Plan of Merger, and that Monsanto aided and abetted the alleged breach of fiduciary duty. The complaints were consolidated into one action, which seeks a declaration that the action is maintainable as a class action, that the merger be enjoined, or alternatively, rescinded, and/or an award of unspecified compensatory damages if the merger is consummated. Management believes that the complaints are without merit and intend to vigorously defend the consolidated complaints. D&PL further believes that the consolidated complaints will be resolved without any material impact on the Company's consolidated financial statements.

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $800,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not a have material impact on the Company or its financial statements. The Company continues to offer seed for sale in Guatemala.

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

12. MERGERS AND ACQUISITIONS

Merger with Monsanto Company

On May 8, 1998, the Company entered into a merger agreement with Monsanto Company ("Monsanto"), pursuant to which the Company would be merged with and into Monsanto in an exchange of common stock which is expected to be tax free under Section 368(a) of the Internal Revenue Code. This agreement is subject to the approval of the Company's stockholders. Under terms of the agreement, the Company's stockholders would be entitled to receive 0.8625 shares of Monsanto's Common Stock in exchange for each share of Delta and Pine Land stock they hold.

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

Pursuant to the merger agreement, D&PL has agreed that, during the period from the date of the signing of the merger agreement (May 8, 1998) through the merger closing date (except as otherwise expressly permitted by the terms of the merger agreement), it will, and it will cause its respective subsidiaries to, in all material respects, (i) carry on its business in the ordinary course, (ii) use reasonable best efforts to preserve intact its current business organization,
(iii) keep  available the services of its current  officers and  employees,  and
(iv) preserve its relationships with customers, suppliers and others.

In addition, D&PL has agreed that neither D&PL nor, where applicable, its subsidiaries, without Monsanto's prior written consent or as otherwise permitted under the merger agreement, will: (a) amend its certificate of incorporation or bylaws; (b) split, combine or reclassify its outstanding capital stock or declare, set aside or pay any dividend payable in cash, stock or property with respect to the same, provided that D&PL may declare and pay regular quarterly dividends of not more than $0.03 per share; ( c ) issue or agree to issue any additional shares of, or rights to acquire shares of, capital stock other than the issuance of shares of capital stock of a subsidiary to D&PL or, with respect to D&PL shares issuable upon exercise of outstanding options pursuant to the D&PL 1993 Stock Option Plan and the 1995 D&PL Long-Term Incentive Plan (collectively, the "D&PL Option Plans"); (d) enter into or agree to enter into any new or amended contract or agreement with any labor unions; (e) authorize, recommend, propose or announce an intention to authorize, recommend or propose, or enter into an agreement in principle or an agreement with respect to any merger, consolidation or business combination (other than the merger with Monsanto), or any acquisition or disposition of a material amount of assets or securities (other than inventory in the ordinary course of business); (f) enter into or amend any employment, severance or change-in-control agreement, or benefit plan except as required by law or regulations, or as expressly provided by the merger agreement or in the ordinary course of business; (g) (i) except in the ordinary course of business, create, incur or assume any debt other than under existing or approved lines of credit or to fund out-of-pocket costs incurred in connection with the transactions contemplated by the merger agreement, (ii) assume, guarantee, endorse or otherwise become liable or responsible for the obligations of any other person except majority owned subsidiaries of D&PL in the ordinary course of business or (iii) make any loans, advances or capital contributions, or investments in, any other person other than a majority-owned subsidiary; (h) amend the 1996 D&PL Shareholder Rights Plan ("Rights Plan") or redeem any of the rights granted under the Rights Plan, or (i) take any action that it is prohibited from taking under the merger agreement or that would constitute or its likely to cause a breach of any covenant, agreement, or representation set forth in the merger agreement.

Other Transactions

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

In February 1996 the Company acquired Hartz Cotton, Inc. from Monsanto Company, which included cotton planting seed inventories, germplasm, breeding stocks, trademarks, trade names and other assets, for approximately $6.0 million. The consideration consisted primarily of 1,066,667 shares of the Company's Series M Convertible Non-Voting Preferred Stock. Pro forma financial data is not presented because the impact of this acquisition (accounted for as a purchase) was not material to the Company's results of operations for any period presented. The acquisition also included contingent consideration in the form of rights to receive 266,667 shares of the Company's Series M Convertible Non-Voting Preferred Stock once certain unit sales levels of Hartz cottonseed are achieved. In addition, Monsanto also has the right to receive shares of D&PL common stock in fiscal 2000 based on the gross profits earned from September 1, 1996 through August 31, 1999 on the sale of varieties developed from the germplasm acquired.

13.  STOCKHOLDERS' EQUITY

Preferred Stock

The Board of Directors of the Company is authorized, subject to certain limitations prescribed by law and the Monsanto merger agreement, without further stockholder approval, to issue up to an aggregate of 2,000,000 shares of
Preferred Stock, in one or more series, and to determine or alter the designations, preferences, rights and any qualifications, limitations or restrictions on the shares of each such series thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series.

In August 1996, the Board of Directors adopted a Stockholder Rights Plan ("Rights Plan") and declared a dividend of one preferred stock purchase right ("right") for each outstanding share of the Company's Common Stock. Similar rights have been, and generally will be, issued in respect of Common Stock subsequently issued. Each right becomes exercisable, upon the occurrence of certain events, for one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.10 par value, at a purchase price of $175 per one one-hundredth of a Preferred Share, subject to adjustment. In the event that the Company is acquired in a merger or other business combination transaction not approved by the Board of Directors, each holder of a right shall have the right to receive that number of shares of common stock of the surviving company which would have a market value of two times the exercise price of the right. The Board of Directors has unanimously approved the Monsanto merger and modified the Rights Plan to deactivate it for such merger. Under the Rights Plan, 429,319 shares of Series A Junior Participating Preferred Stock have been reserved. The rights currently are not exercisable and will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding shares of Common Stock. The rights, which expire on August 30, 2006, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per right. In May 1998 and July 1998, the Rights Plan was amended to facilitate the Monsanto merger.

The Company issued 800,000 shares (after effect of stock splits) of Series M Convertible Non-voting Preferred Stock in February 1996, as consideration for the purchase of Hartz Cotton, Inc. from Monsanto. The holders of Series M Preferred Stock are entitled to receive dividends at the same rate per share as is paid from time to time on each share of the Common Stock of the Company, and no more, when and as declared by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series M Preferred Stock shall be entitled to receive, prior to and in preference to any distribution to holders of Common Stock or any other class of security of the Company, $10.452 per share of Series M Preferred Stock. The Series M Preferred Stock is convertible beginning upon the seventh anniversary of the date on which the Series M Preferred Stock was issued or the occurrence of other specified events, whichever occurs first.

Stock Option Plans

In April 1993, the Board of Directors and stockholders approved the 1993 Stock Option Plan. Options to purchase up to 2,560,000 shares (after effect of stock splits through November 1997) of Common Stock were authorized at an option price not less than the market price on the date of grant.

On October 17, 1995, the Company's Board of Directors adopted the 1995 Long-Term Incentive Plan (the "Incentive Plan") pursuant to which stock options, stock appreciation rights, restricted shares of Common Stock and performance units may be awarded to officers, key employees and directors. Under the Incentive Plan, 2,560,000 shares (after effect of stock splits through November 1997) of Common Stock of the Company are available for grant. Shares subject to options and awards which expire unexercised are available for new option grants and awards. The Company's stockholders ratified the adoption of the Incentive Plan at the 1996 annual meeting. Future members of the Board of Directors receive automatic grants of 62,223 shares upon being named to the Board. On February 27, 1997, stockholders amended this plan to provide additional one time grants of 8,889 shares in February 1997 and 2,667 each year thereafter for the next five years to directors of the Company. Such options are exercisable ratably over five years commencing after one year from the date of grant.


Stock Options                                        Number of Shares           Price Range
                                                      --------------    --------------------------
Outstanding at August 31, 1995                              2,041,600   $   4.67        - $  4.96
Granted                                                       759,999   $  10.69        - $ 15.70
Exercised                                                    (487,733)  $   4.67        - $  4.96
Lapsed or canceled                                            (36,623)  $   4.67        - $ 10.69
                                                            ----------
Outstanding at August 31, 1996                              2,277,243   $   4.67        - $ 15.70
Granted                                                     1,412,217   $  15.61        - $ 28.90
Exercised                                                    (160,548)  $   4.67        - $ 15.70
Lapsed or canceled                                            (72,533)  $   4.67        - $ 22.36
                                                            ----------
Outstanding at August 31, 1997                              3,456,379   $   4.67        - $ 28.90
Granted                                                       722,994   $  26.82        - $ 49.31
Exercised                                                    (745,749)  $   4.67        - $ 22.85
Lapsed or canceled                                           (113,157)  $   4.67        - $ 28.90
                                                            ----------
Outstanding at August 31, 1998                              3,320,467   $   4.67        - $ 49.31
                                                            ==========


During fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which requires companies to estimate the fair value of stock options on date of grant. This pronouncement requires the Company to record the estimated fair value of stock options issued as compensation expense in its income statements over the related service periods or, alternatively, continue to apply accounting methodologies as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the pro forma effects of the estimated fair value of stock options issued in the accompanying footnotes to its financial statements. In adopting this pronouncement, the Company elected to continue to follow the accounting methodologies as prescribed by APB Opinion No. 25. The determination of fair value is only required for stock options issued beginning in fiscal 1996. The weighted average fair values of options granted in fiscal 1996, 1997 and 1998 were $5.02, $11.08 and $15.91 per share, respectively.

The proforma effects of the total compensation expense that would have been recognized under SFAS No. 123 are as follows:

                                                                                          August 31
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                          1996                 1997             1998
------------------------------------------------------------------------------------------------------------------
Net income, as reported                                            $ 15,237              $ 6,850        $  1,783
Proforma net income (loss)                                         $ 14,857              $ 4,792        $ (1,303)
Basic earnings per share, as reported                              $   0.41              $  0.18        $   0.05
Proforma earnings per (loss) share                                 $   0.40              $  0.13        $  (0.03)

The Company utilized the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted using the following assumptions:

                                           1996                 1997              1998
                                       ----------            ----------        ----------
Expected dividend yield                       3%                     3%                  3%
Expected option lives                    5 years                5 years             5 years
Expected volatility               33.9% to 47.2%         47.0% to 48.7%      48.7% to 54.4%
Risk-free interest rates          5.66% to 6.51%         6.15% to 6.90%      5.34% to 5.89%

The following table summarizes certain information about stock options granted, exercised and forfeited for the three year period ended August 31, 1998:


                        Options Granted      Weighted Average
                        net of Exercises     Remaining Contractual    Weighted Average
 Exercise Price Range   and Forfietures      Life (in years)          Exercise Price
---------------------   ---------------      -------------------     ---------------
$10.69 - $18.89            778,000                7.56                         $ 13.82
$21.21 - $28.90          1,570,000                8.59                         $ 24.40
$37.44 - $49.31            153,000                9.64                         $ 44.09


Common Stock

In March 1996, the Board of Directors authorized a 3 for 2 stock split for common and preferred shares outstanding effected in the form of a dividend, with no change in par value per share, distributed on April 15, 1996, to stockholders of record on March 29, 1996. In February 1997, the Board of Directors authorized a 4 for 3 stock split for common and preferred shares outstanding effected in the form of a dividend, with no change in par value per share, distributed on April 11, 1997, to stockholders of record on March 31, 1997. In October 1997, the Board of Directors authorized a 4 for 3 stock split for common and preferred shares outstanding effected in the form of a dividend, with no change in the par value per share, distributed on November 20, 1997, to the stockholders of record on November 10, 1997. All stock splits described above have been reflected in the accompanying financial statements.

Treasury Stock

In April 1997, the Board of Directors authorized a stock repurchase plan of up to 10% of the Company's outstanding common stock. At August 31, 1997 and 1998, the Company had purchased 114,267 shares with an aggregate purchase price of $2,173,000. In connection with the Monsanto merger, the Board of Directors formally terminated this plan in May 1998.

Earnings Per Share

The table below reconciles basic and diluted earnings per share at August 31:


Basic                                   1996              1997            1998
                                        ----              ----            ----
Net income                             $ 15,276        $  6,913        $  1,879
Preferred Stock Dividends                  (39)            (63)            (96)
                                       --------        --------        ---------
Net income applicable to
 common stockholders                   $ 15,237        $  6,850          $1,783
                                       ========        ========        =========
Weighted average shares outstanding      37,292          37,579          38,011
                                       ========        ========        =========
Basic earning per share                $   0.41        $   0.18        $   0.05
                                       ========        ========        =========

Diluted Net income                     $ 15,237        $  6,850        $  1,783
  applicable to common stockholders
Add Back: Preferred stock dividends          39              63              96
                                       --------        --------        ---------
Net income applicable to
  common stockholder                   $ 15,276        $  6,913        $  1,879
                                       ========        ========        =========
Weighted average shares outstanding      37,292          37,579          38,011
Common stock equivalents                  1,505           1,484           1,762
Weighted average common stock issuable
  upon conversion of Preferred stock        467             800             800
                                       --------        --------        ---------
Diluted shares outstanding               39,264          39,863          40,573
                                       ========        ========        =========
Diluted earnings per share             $   0.39        $   0.17        $   0.04
                                       ========        ========        =========

14.   UNAUDITED QUARTERLY FINANCIAL DATA

All of the Company's domestic seed products are subject to return or credits, which vary from year to year. The annual level of returns and ultimately net sales and net income are influenced by various factors, principally weather conditions occurring in the spring planting season (spanning the Company's third and fourth fiscal quarters). The Company provides for estimated returns as sales are made. To the extent actual returns differ from estimates, adjustments to the Company's operating results are recorded when such differences become known typically in the Company's fourth quarter. All significant returns occur or are accounted for by fiscal year end. Generally, international sales are not subject to return. Substantially all Company sales are concentrated in the second and third fiscal quarters. As a result, the Company generally incurs losses in the first and fourth quarters. Management believes that such seasonality is common throughout the seed industry.

Summarized unaudited quarterly financial data is as follows:

                                           (In thousands, except per share data)


-------------------------------------------------------------------------------------------------------
         Fiscal 1996: Three months ended
                                                     November 30   February 29     May 31     August 31
-------------------------------------------------------------------------------------------------------
Net sales and licensing fees                           $  5,326      $ 63,404     $ 82,650     $  1,891
Gross profit                                                298        24,868       29,735          893
Net income (loss) applicable to
     common shares                                       (3,740)       10,404       13,353       (4,780)
Net income (loss) per share-basic(1)                      (0.10)         0.27         0.34        (0.13)
Weighted average number of shares
   used in quarterly per share calculations -basic       37,087        38,571       39,104       37,455
Net income (loss) per share diluted(1)                    (0.10)         0.27         0.33        (0.13)
Weighted average number of shares used
     in quarterly per share calculations-  diluted       37,087        39,111       40,081       37,455

------------------------------------------------------------------------------------------------------
         Fiscal 1997: Three months ended
                                                   November 30   February 28      May 31     August 31
------------------------------------------------------------------------------------------------------
Net sales and licensing fees(2)                      $  6,317      $ 66,425     $116,425     $ (5,918)
Gross profit(3)                                         1,188        25,325       42,721      (13,774)
Net income (loss) applicable to
     common shares(3)                                  (4,381)        9,299       20,544      (18,612)
Net income (loss) per share-basic(1 )(3)                (0.12)         0.24         0.53        (0.50)
Weighted average number of shares  used
   in quarterly per share calculations -basic          37,573        38,949       38,815       37,573
Net income (loss) per share-diluted(1)(3)               (0.12)         0.23         0.51        (0.50)
Weighted average number of shares used
     in quarterly per share calculations-diluted       37,573        39,828       39,989       37,573


----------------------------------------------------------------------------------------------------------
         Fiscal 1998: Three months ended
                                                       November 30   February 28   May 31        August 31
----------------------------------------------------------------------------------------------------------
Net sales and licensing fees(2)                         $  5,340      $ 77,245     $126,029     $(16,275)
Gross profit(4)                                            2,067        27,147       40,018      (15,666)
Net income (loss) applicable to
     common shares(4)                                     (4,665)        9,757       13,941     (17,248)
Net income (loss) per share-basic(1)(4)                    (0.12)         0.26         0.36        (0.45)
Weighted average number of shares  used
   in quarterly per share calculations -basic (2)         37,721        37,858       38,133       38,367
Net income (loss) per share- diluted(1)(4)                 (0.12)         0.24         0.34         0.45
Weighted average number of shares used
     in quarterly per share calculations- diluted(2       37,721        40,397       41,328       38,367

----------

(1)The sum of the quarterly net income (loss) per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter, whereas annual earnings per share are based on the annual weighted average shares deemed outstanding during the year.

(2)Seed returns were higher in the fourth quarter than the level of returns anticipated at the end of the third quarter. A change in the accounting estimate for these returns was recorded in the fourth quarter. The new provision for returns was greater than the amount of sales recorded in the fourth quarter, and as a result, reported net sales in the fourth quarter were negative.

(3)The fourth quarter includes the effect of recording a $19.0 million special charge of which $11.5 million is recorded as Cost of Sales and $7.5 million is recorded in operating expenses related to the production and cost optimization program.

(4)The fourth quarter includes the effect of recording a $17.5 million special charge in cost of sales associated with inventory write offs and recalled inventory and $5.1 million in operating expense for the effects of the evaluation of various strategic alternatives and the Monsanto Merger.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS OF THE COMPANY

                                                     Offices Held with Company;
Name (Age) (1)                      Position         Principal Occupation for
                                                        Past Five Years
--------------               ----------------------  --------------------------
Roger D. Malkin              Chairman and Chief
(67)                         Executive Officer
                                                  Mr.   Malkin   has  served  as
                                                  Chairman  and Chief  Executive
                                                  Officer  of D&PL  since  1978.
                                                  Also, he served as Chairman of
                                                  Southwide, Inc. ("Southwide"),
                                                  a Delaware corporation and the
                                                  former  parent  of D&PL,  from
                                                  1971  through its  liquidation
                                                  in 1993.

F. Murray Robinson           President and Chief
(64)
                                                  Mr. Robinson has been employed
                                                  by D&PL since April 1988,  and
                                                  he has served as President and
                                                  Chief Operating  Officer since
                                                  February 1989. From 1988 until
                                                  1989,    Mr.    Robinson   was
                                                  Executive  Vice  President  of
                                                  D&PL.  From  1987 to 1988,  he
                                                  directed   the   International
                                                  Division    of    Agrigenetics
                                                  Corporation,  an  agribusiness
                                                  company   with   various  seed
                                                  divisions  and   biotechnology
                                                  plant operations. From 1986 to
                                                  1987,   he  was  Senior   Vice
                                                  President  and acting  General
                                                  Manager of  Agrigenetics.  For
                                                  the period 1981 through  1986,
                                                  Mr.  Robinson  served as Chief
                                                  Financial      Officer      of
                                                  Agrigenetics.  In August 1998,
                                                  Mr.  Robinson   announced  his
                                                  planned  retirement  in  April
                                                  1999.

Steven M. Hawkins            Executive Vice
(48)                         President

                                                  Mr.   Hawkins  has  served  as
                                                  Executive  Vice  President  of
                                                  D&PL  since  May  1998.   From
                                                  September   1996   until   his
                                                  appointment  to Executive Vice
                                                  President    he    served   as
                                                  director of marketing and Vice
                                                  President    of   sales    and
                                                  marketing for Deltapine  Seed.
                                                  Prior  to  joining   D&PL,  he
                                                  worked for Asgrow Seed Company
                                                  from    October   1976   until
                                                  September   1996.   His   last
                                                  assignment  with Asgrow was as
                                                  director     of     marketing,
                                                  logistics  and  new  business.
                                                  Prior to that he held  various
                                                  marketing, sales and operation
                                                  positions with the company.

Charles R. Dismuke, Jr.      Senior Vice President
(43)

                                                   Mr.  Dismuke  has  served  as
                                                   Senior Vice  President and as
                                                   President  -  DeltaPine  Seed
                                                   Division  since January 1997.
                                                   From   October   1989   until
                                                   January  1997,  he  served as
                                                   Vice    President-Operations.
                                                   Mr.  Dismuke  was  a  General
                                                   Manager   of   one   of   the
                                                   Company's       subsidiaries,
                                                   Greenfield Seed Company, from
                                                   1982 until 1989.  Mr. Dismuke
                                                   has been  employed by D&PL or
                                                   one of its subsidiaries since
                                                   June 1977.

W.A. Ellis, III              Senior Vice President
(45)

                                                   Mr.   Ellis  has   served  as
                                                   Senior Vice  President and as
                                                   President  - Sure  Grow  Seed
                                                   Division  since January 1997.
                                                   From  1990   until   1996  he
                                                   served as  President  - Ellis
                                                   Brothers Seed,  Inc. and Sure
                                                   Grow Seed,  Inc  (which  were
                                                   acquired  by the  Company  in
                                                   May 1996 as the result of the
                                                   Sure  Grow  merger).   Before
                                                   that time Mr.  Ellis was Vice
                                                   President  of Ellis  Brothers
                                                   Seed, Inc.


Tom O. Luehder               Senior Vice President
(57)


                                                   Mr.  Leuhder  has  served  as
                                                   Senior  Vice   President  and
                                                   President        of       the
                                                   International  since February
                                                   1998. Prior to this position,
                                                   He was Senior Vice  President
                                                   in the  Division  since April
                                                   1997.  He  joined  Delta  and
                                                   Pine Land Company in May 1994
                                                   and     was     the     Chief
                                                   Representative  of D&PL China
                                                   Pte.  Ltd.  Prior to  joining
                                                   Delta and Pine Land  Company,
                                                   he  served  as  President  of
                                                   Jacques     Seed     Company,
                                                   Prescott, Wisconsin.

James H. Willeke             Senior Vice President
(54)


                                                   Mr.  Willeke  has  served  as
                                                   Senior Vice  President and as
                                                   President     -     Paymaster
                                                   Division  since January 1997.
                                                   From  1987  until  1996,   he
                                                   served as  President  - Hartz
                                                   Seed in Stuttgart,  Arkansas,
                                                   a  subsidiary   of  Monsanto.
                                                   From   1982   to   1987,   he
                                                   directed       Lynks       in
                                                   Marshalltown,      IA,      a
                                                   subsidiary of Mycogen  Seeds,
                                                   as General Manager.

Harry B. Collins             Vice President
(57)                         Technology
                             Transfer

                                                  Dr. Collins has served as Vice
                                                  President-Technology  Transfer
                                                  since  April,  1998.  Prior to
                                                  that,  Dr.  Collins  served as
                                                  the Company's Vice President -
                                                  Research  from  1995 to  April
                                                  1998.


Earl E. Dykes                Vice President -
(45)                         Operations


                                                  Mr.  Dykes has  served as Vice
                                                  President -  Operations  since
                                                  February  1997 until  present.
                                                  Prior to that time,  Mr. Dykes
                                                  served as the General  Manager
                                                  -  Arizona  Processing,   Inc.
                                                  (which  was  acquired  by  the
                                                  Company  in  May  1996  as the
                                                  result   of  the   Sure   Grow
                                                  merger).   Mr.   Dykes  was  a
                                                  shareholder     of     Arizona
                                                  Processing,  Inc.  at the time
                                                  of acquisition.


William V. Hugie             Vice President-
(39)                         New Technologies
                             Research

                                                  Dr.  Hugie has  served as Vice
                                                  President-New     Technologies
                                                  Research since  September 1997
                                                  and, until that time, Director
                                                  -  New  Technologies  Research
                                                  since   September  1996.  From
                                                  August  1994  until  September
                                                  1996 he  served  as a  Project
                                                  Leader   of   the   Transgenic
                                                  Cotton Breeding  Program,  and
                                                  from   December   1988   until
                                                  August  1994  he  served  as a
                                                  Project  Leader of the Sorghum
                                                  Breeding  Program.   Prior  to
                                                  joining the Company, Dr. Hugie
                                                  was   employed  by  Funk  Seed
                                                  International   from  1986  to
                                                  1988.


W. Thomas Jagodinski         Vice President -
(42)                         Finance and
                             Treasurer and
                             Assistant Secretary

                                                  Mr.  Jagodinski  has served as
                                                  Vice   President-Finance   and
                                                  Treasurer  since February 1993
                                                  and    Treasurer   and   Chief
                                                  Financial   Officer  from  May
                                                  1992 to  February  1993.  From
                                                  October 1991 to May 1992,  Mr.
                                                  Jagodinski  served as Director
                                                  of    Corporate    Accounting,
                                                  Financial Reporting and Income
                                                  Taxes.  Prior to  joining  the
                                                  Company,  Mr.  Jagodinski  was
                                                  employed  by  Arthur  Andersen
                                                  LLP  in   various   capacities
                                                  since 1983.


Thomas A. Kerby              Vice President -
(54)                         Technical Services

                                                  Dr.  Kerby has  served as Vice
                                                  President-Technical   Services
                                                  since   September   1994   and
                                                  Director - Technical  Services
                                                  from  November  1993,  when he
                                                  joined D&PL, until 1994. Prior
                                                  to joining  the  Company,  Dr.
                                                  Kerby    served   the   cotton
                                                  industry of California and the
                                                  University  of  California  as
                                                  Extension  Cotton   Agronomist
                                                  from  1981   through   October
                                                  1993.


Charles V. Michell           Vice President -
(36)                         Information Systems

                                                  Mr. Michell has served as Vice
                                                  President         -Information
                                                  Systems,  since  October  1998
                                                  until  present  and  prior  to
                                                  that   time,    as   Corporate
                                                  Director - Information Systems
                                                  and Telecommunications,  since
                                                  March  1995.   He  joined  the
                                                  company  in 1987 as Manager of
                                                  Information Systems.  Prior to
                                                  joining   the   Company,   Mr.
                                                  Michell    was    Manager   of
                                                  Computer   Operations  at  St.
                                                  Dominic    Jackson    Memorial
                                                  hospital     and     he    was
                                                  self-employed       as      an
                                                  Information         Technology
                                                  Consultant  in  the  Hospital,
                                                  banking  and  custom   welding
                                                  industries.


Donald L. Kimmel             Vice President -
(60)                         Marketing

                                                  Mr.  Kimmel has served as Vice
                                                  President-Marketing   of  D&PL
                                                  since  1986 and  from  1985 to
                                                  1986 as its Marketing Manager.


Alan L. Rubida               Vice President -
(37)                           Quality

                                                  Mr.  Rubida has served as Vice
                                                  President   -  Quality   since
                                                  October   1998.   Mr.   Rubida
                                                  joined D&PL in 1994 and served
                                                  as   the   Company's   Western
                                                  Cottonseed  Production Manager
                                                  until his  promotion  in 1998.
                                                  Prior  to  joining  D&PL,  Mr.
                                                  Rubida  served as  manager  of
                                                  the   Cottonseed    Production
                                                  Department   for  the   Supima
                                                  Association of America.


Ann J.  Shackelford          Vice President-
(40)                         Corporate Services

                                                  Ms.  Shackelford has served as
                                                  Vice   President  -  Corporate
                                                  Services since  September 1997
                                                  and,   until  that  time,   as
                                                  Director   -   New    Business
                                                  Product    Development   since
                                                  January  1997.   From  October
                                                  1994 until  December  1996 she
                                                  served  as Legal  Coordinator.
                                                  Prior to joining the  Company,
                                                  Ms.  Shackelford  was involved
                                                  in private business.


Jerome C. Hafter        Secretary
(53)

                                                  Mr.   Hafter   has  served  as
                                                  Secretary  of D&PL  since July
                                                  1993,   and   he   served   as
                                                  Assistant Secretary from April
                                                  1990 until  July  1993.  Since
                                                  1976,  Mr.  Hafter  has been a
                                                  partner in Lake  Tindall  LLP,
                                                  D&PL's general counsel; and he
                                                  has performed  legal  services
                                                  for D&PL since 1983.


Edward A. Drummond           Vice President
(51)

                                                   Mr.  Drummond  has  served as
                                                   Vice        President-Quality
                                                   Assurance,   from   September
                                                   1993  until  August  1998  at
                                                   which    he    became    Vice
                                                   President.    Previously   he
                                                   served as Director-Foundation
                                                   Quality  Assurance  from  May
                                                   1991 to September 1993. Prior
                                                   to joining the  Company,  Mr.
                                                   Drummond  was  employed  from
                                                   1989 to 1991 by Terral-Norris
                                                   Seed Company and by Louisiana
                                                   State University from 1980 to
                                                   1989.




----------------------
(1)    As of August 31, 1998

DIRECTORS OF THE COMPANY
                                              Offices Held with Company;
             Name                                 Principal Occupation
(Year First Elected a Director)                   for Past Five Years
-------------------------------              ----------------------------


Roger D. Malkin (1978)

                                   (See the description of Mr. Malkin's offices with the Company and principal occupation on Page 41, under "Officers of the Company".)

Nam-Hai Chua (1993)

                                   Dr. Chua has acted as a consultant to D&PL since April 1991. Dr. Chua is the Andrew W. Mellon Professor and Head of the Plant Molecular Biology Laboratory of Rockefeller University, New York, New York, and has been with the University for over 20 years. Also, he is member of the Board of Directors of BioInnovations of America, an entity owned by the Government of Singapore, which invests in United States biotechnology companies. Dr. Chua is also a member of the Board of Directors of DNAP Holdings (formerly DNA Plant Technology Corporation), whose stock trades on NASDAQ. In addition, Dr. Chua serves as the Chairman of the Management Board of Directors of the Institute of Molecular Agrobiology ("IMA") and as the Chairman of the Board of IMAGEN Holdings Pte. Ltd, an affiliate of IMA. Dr. Chua also acted as a scientific consultant to Monsanto Company for matters relating to plant biology through 1995. Dr. Chua is 54 years of age.

Jon E.M. Jacoby (1992)

                                   Mr. Jacoby has been employed by Stephens, Inc. and Stephens Group, Inc., companies that engage in investment banking activities, since 1963 and is presently a director and officer for each of these companies. Stephens Inc. and Stephens Group, Inc. are stockholders of D&PL. Mr. Jacoby is a director of Beverly Enterprises, Inc., Medicus Systems Corp. and Power- One, Inc. He was a director of American Classic Voyages Co. until he resigned on June 30, 1997. Mr. Jacoby is 60 years of age.

Joseph M. Murphy (1992)

                                   Since 1987 and February 1993, respectively, Mr. Murphy has been the Chairman of Value Investors, Inc., a closely-held real estate investment company, and the Chairman of Country Bank, White Plains, New York. Mr. Murphy is 63 years of age.

Stanley P. Roth (1988)

                                   Mr. Roth controls and is the Chairman of NACC, a private merchant banking firm, and has been its President since 1976. Since 1988, Mr. Roth has served as the Chairman of Royal-Pioneer Industries, Inc., and a director of Hollis Corporation. Mr. Roth became the Vice Chairman of CPG International, Inc., in 1990 and the Chairman of GPC International, Inc., its successor corporation, in 1994. Mr. Roth is 61 years of age.

Rudi E. Scheidt (1993)

                                   Since 1990, Mr. Scheidt has been a private investor. From 1973 to 1989, he served as President of Hohenberg Bros. Co., a worldwide cotton merchant, headquartered in Memphis, Tennessee, and as its Chairman during 1990. Mr. Scheidt is a Director of National Commerce Bancorporation, a bank holding company, headquartered in Memphis, Tennessee. Mr. Scheidt is 73 years of age.

ITEM 11.        EXECUTIVE COMPENSATION

                                                EXECUTIVE COMPENSATION

Annual Compensation

The following table sets forth certain information regarding compensation paid to, or accrued for, the Company's Chief Executive Officer and the Company's four other most highly-compensated executive officers (the "Named Officers") during the year ended August 31:


                                          SUMMARY COMPENSATION TABLE

                                                             Long-Term
Name and                                                    Compensation      All Other
Principal Position                    Annual Compensation      Awards       Compensation
-------------------                   -------------------    ----------   --------------
                                                             Securities
                                                             Underlying
                              Year    Salary($)  Bonus($)    Options  (1)
                              ----    ---------  --------   -----------

Roger D. Malkin ..........   1998    290,000        --         2,666(2)   $ 35,000(4)
  Chief Executive Officer    1997    290,000     220,000      62,222(3)     29,000(4)
  and Chairman of the ....   1996    290,000     220,000        --          29,000(4)
  Board

F. Murray Robinson .......   1998    220,000        --          --            --
   President and .........   1997    220,000     120,000      96,889          --
   Chief Operating Officer   1996    220,000     120,000        --            --

Tom O. Luehder ...........   1998    150,000      25,000      30,000          --
  Senior Vice President ..   1997    150,000      22,500       8,889          --
                             1996    150,000      15,000         --           --

Charles R. Dismuke, Jr ...   1998    165,000        --          --            --
  Senior Vice President ..   1997    160,000      50,000      24,889
                             1996    140,000      40,000      17,777          --

Steven M. Hawkins ........   1998    163,336        --       130,000          --
  Executive Vice President   1997    139,471      40,000      53,000          --
                             1996         (5)         (5)           (5)           (5)

----------------------------------

(1)  All stock options reflected on a post-split basis.

(2) Include options for 2,666 shares granted by formula to Mr. Malkin in his capacity as a director of the Company, concurrently with identical grants to all directors of the Company

(3) Includes options for 8,889 shares granted by formula to Mr. Malkin in his capacity as a director of the Company, concurrently with identical grants to all directors of the Company.

(4)  Director's and attendance fees for serving as a director of the Company.

(5)  Mr. Hawkins was not employed by the Company until September 1996.


Option Grants in Last Fiscal Year

The only options exercisable into securities of the Company are those outstanding under the 1993 Stock Option Plan adopted in April 1993 (the "1993 Plan") and the 1995 Long-term Incentive Plan (the "LTIP"). The 1993 Plan was fully exhausted in 1996. The Company granted options for 722,994 Shares under the LTIP in 1998. All options granted under both plans vest 20% per annum commencing on the first day of the second and each succeeding year following each grant and expire ten years from the date of grant. Pursuant to the terms of both plans all options granted before May 8, 1998, the date of the Monsanto merger agreement, and outstanding at the merger closing date will become fully vested due to the acceleration thereof because of a change in control.

The following table sets forth certain information concerning stock options granted during 1998:

                                             OPTION GRANTS IN FISCAL 1998

                                                                                 Potential Realized Value at
                                                                                 Assumed Annual Rates of Stock
                                                                                     Price Appreciation
                       Individual Grants                                             for Option Term (1)
                     -----------------------------------                      ------------------------------
                                   Percentage of
                       Number of   Total Options
                      Securities   Granted to
                      Underlying   Employees in   Exercise      Expiration
Name(2)               Options      Fiscal Year     Price           Date           0%          5%         10%
-------               ----------  -----------     --------      ---------        ---         ---         ---

Roger D. Malkin ..       2,666        0.37%       37.44           2/26/08         --        63,000     159,000
Tom O. Leudher ...      30,000        4.15%       28.69           2/10/08         --       541,000   1,372,000
Steven M.  Hawkins      80,000       11.07%       26.82          10/28/08         --     1,349,000   3,420,000
                        50,000        6.92%       47.31            5/1/08         --     1,488,000   3,770,000

------------------------------
(1) The dollar amount under these columns are the result of calculations at 5% and 10% rates arbitrarily set by the Securities and Exchange Commission, and therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price. Any actual gain on exercise of options is dependent on the future performance of the Company's stock.
(2) No other named officers were granted options in 1998.

Options Exercised In Last Fiscal Year

The following table sets forth certain information concerning stock option exercises during 1998 and unexercised options held as of August 31, 1998 for each of the Named Officers:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                            Number of Securities Underlying         Value of Unexercised
                                                                 Unexercised Options                    In-The-Money
                                                                      FY-End                         Options FY-End  (1)
                         Shares              Gain           ---------------------------        ----------------------------
                         Acquired on    Realized on         #              #                   $              $
                         Exercise         Exercise          Exercisable    Unexercisable       Exercisable    Unexercisable
                         --------       -----------         -----------    -------------       -----------    -------------
Roger D.Malkin(2)(3)     196,445        $ 6,372,946              21,132       148,444              624,558          4,906,512
F. Murray Robinson       110,045        $ 3,166,993              19,377       100,800              398,732          2,829,050
Tom O. Luehder              -                 -                  14,222        46,000              478,256            942,287
Charles R. Dismuke,Jr.      -                 -                  63,289        32,711            2,181,613            944,811
Steven  M. Hawkins(3)       -                 -                  37,333       146,000              834,912          1,897,088




------------------

(1) Based on $42.94 per share, the August 31, 1998 closing value as quoted by the New York Stock Exchange.

(2) According to the terms of Mr. Malkin's options, all of his options would be fully exercisable upon his retirement because he is over 65 years of age.

(3) Computation excludes 2,666 shares for Mr. Malkin and 50,000 shares for Mr. Hawkins that are "out-of-the-money."

                         COMPENSATION PURSUANT TO PLANS

Pension Plan

The Company maintains a noncontributory defined benefit plan (the "Pension Plan") that covers substantially all full-time employees, including the Named Officers. All employees of the Company and its domestic subsidiaries, who have both attained age 21 and completed one year of eligibility service, are eligible to participate in the Pension Plan. The Pension Plan provides a normal retirement benefit (if employment terminates on or after age 65) equal to the sum of: (i) 22.75% of the average compensation [the average of the participant's five highest consecutive calendar years of earnings, including overtime but excluding bonuses] reduced by 1/25th for each year of credited service less than 25 at normal retirement; and (ii) 22.75% of average compensation exceeding the greater of one-half of average social security covered compensation and $10,000, reduced by 1/35th for each year of credited service less than 35 at normal retirement.

The following table shows the estimated benefits payable in the form of a single-life annuity upon retirement in specified average compensation and years of credited service classifications:

                               PENSION PLAN TABLE
Compensation                 15        20         25          30         35
   $25,000           $    4,333   $   5,777  $   7,221    $  7,528    $ 7,834
    50,000               10,183      13,577     16,971      18,090     19,209
    75,000               16,033      21,377     26,721      28,653     30,584
   100,000               21,883      29,177     36,471      39,215     41,959
   150,000               33,583      44,777     55,971      60,340     64,709
   200,000               34,519      46,025     57,531      62,030     66,529
   250,000               34,519      46,025     57,531      62,030     66,529
   300,000               34,519      46,025     57,531      62,030     66,529
   400,000               34,519      46,025     57,531      62,030     66,529





The above estimated annual benefits were calculated by the actuary for the Pension Plan. Benefit amounts shown are the annual pension benefits payable in the form of a single-life annuity for an individual attaining the age of 65 in 1998. In addition, such amounts reflect the 1998 maximum compensation limitation under the Internal Revenue Code of 1986, as amended, and are not subject to any deduction for social security or other amounts.

The estimated years of credited service and eligible average compensation for each of the Named Officers as of January 1, 1998, the most recent Pension Plan valuation date, are as follows:

                                            Years of               Average Plan
      Name                                  Credited Service       Compensation


     Roger D. Malkin...........................   28                 $152,000
     F. Murray Robinson........................   10                  152,000
     Tom O. Luehder............................    4                  152,000
     Charles R. Dismuke.........................  21                  132,000
     Steven M. Hawkins.........................    4                  147,500


Supplemental Executive Retirement Plan

The Company adopted a Supplemental Executive Retirement Plan ("SERP"), which became effective January 1, 1992, and covers certain management personnel, including certain of the Named Officers. The SERP provides for payments to participants in the form of a single-life annuity, or as otherwise provided by the SERP commencing at age 65 or the participant's postponed retirement date. The following table sets forth the scheduled estimated annual benefits expected to be paid pursuant to the SERP to the Named Officers who are currently participants:

     Name                                      Annual Cash Benefit

      Roger D. Malkin.............................      $12,000
      F. Murray Robinson..........................       29,000


The SERP also provides that on the death of an active employee, the Company will pay a death benefit to the participant's surviving spouse equal to the actuarial equivalent of the participant's accrued benefit, which is based upon the participant's years of service with the Company and the years of service the participant would have had at age 65, if employment had continued. If a participant's employment with the Company is terminated prior to age 65 for reasons other than death, then the participant shall be paid a vested percentage of his accrued benefit equal to the participant's annual cash benefit above multiplied by a fraction (not greater than one), the numerator of which is the participant's years of service as of the date of termination of employment and the denominator of which is the participant's projected years of service as of age 65, if employment had not terminated.

Each participant's vested percentage in the SERP is determined as follows:

     Number of Years of Service                      Vested Percentage

     1 but less than 2....................................   20%
     2 but less than 3....................................   40%
     3 but less than 4....................................   60%
     4 but less than 5....................................   80%
     5 or more............................................  100%


Under the terms of the SERP, the Company may discontinue additional eligibility and planned payments under the SERP at any time. The named officers noted above are fully vested in the SERP.

Defined Contribution Plan

Effective April 1, 1994, the Company established a defined contribution plan pursuant to Internal Revenue Code Section 401(k) (the "401(k) Plan"). The 401(k) Plan covers substantially all full-time employees. Eligible employees of the Company and its domestic subsidiaries, who have both attained age 21 and completed one year of service, may participate in the 401(k) Plan. A participant may elect to contribute up to 18% of their eligible earnings to the 401(k) Plan. The 401(k) Plan allows the Company to match a maximum of six percent of eligible employee contributions. As of August 31, 1998, the Company has elected not to match such contributions.

Incentive Plans

The Company maintains two incentive plans that compensate key employees and directors through the grant of options to buy shares of Common Stock. In July 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan") of which the Compensation Committee of the Board of Directors have granted the maximum number of shares permitted (2,560,000). On October 17, 1995, the Company's Board of Directors adopted the 1995 Long-term Incentive Plan (the "LTIP") which the shareholders ratified at the 1996 Annual Meeting. Pursuant to the LTIP, the Board of Directors may award stock options, stock appreciation rights, restricted shares of Common Stock and performance units to officers, key employees and directors. Under the LTIP, 2,560,000 common shares are available for grant. As of August 31, 1998, options for 2,352,988 shares have been granted under the LTIP.

Under both plans, all options for stock granted vest 20% per annum commencing on the first day of the second and each succeeding year following each grant and expire ten years from the date of grant. Shares subject to options and awards under the LTIP which expire unexercised are available for new option grants and awards. The number of shares available for grant under the 1993 Plan upon forfeitures of options outstanding thereunder will be reduced to zero and the granting of options thereunder has ceased.

Director's Compensation

Each Director receives an annual fee of $25,000 and participation fees of $1,000 for each meeting of the Board of Directors attended. Directors are reimbursed for actual expenses incurred in connection with attending Board or Committee meetings. In addition, under the 1993 Stock Option Plan, as amended, each present director was granted in June 1994 an option to purchase 53,333 shares at the fair market price at the date of grant. Under the 1995 Long-Term Incentive Plan, as amended the initial option granted to each new (and present) will be granted options for an additional 2,667 shares in each of the second through sixth years each director serves as such (which began in February 1997 for present directors).

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

Share Ownership by Principal Stockholders and Management

To the best knowledge of the Company based on information filed with the Securities and Exchange Commission and the Company's stock records, the following table sets forth, as of October 31, 1998, Shares beneficially owned by each director, each nominee for director, certain executive officers, any person owning more than 5% of the Shares individually and by all officers and directors as a group.

                                                                                  Shares Beneficially Owned
                                                                       Amount of                    Percentage
                                                                       Beneficial                         of
Name and Address of Beneficial Owner or Management                     Ownership                        Class
--------------------------------------------------                     ---------                    ---------
John Hancock Mutual Life Insurance Company (1)                          3,166,781                        8.2
Janus Capital Corporation (2)                                           2,971,284                        7.7
Stephens Group, Inc. (3)                                                2,589,137                        6.7
Soros Fund Management (4)                                               2,122,221                        5.5
Monsanto Company (5)(12)                                                1,777,776                        4.6
Roger D. Malkin (6)                                                     1,046,836                        2.7
Joseph M. Murphy (7)                                                      202,398                          *
F. Murray Robinson (6)                                                    159,579                          *
Jon E.M. Jacoby (8)                                                       147,825                          *
Tom O. Luehder (6)                                                           -                             *
Rudi E. Scheidt (9)                                                        82,666                          *
Charles R. Dismuke, Jr. (6)                                                82,112                          *
Steven M. Hawkins (6)                                                        -                             *
Nam-Hai Chua (10)                                                          45,505                          *
Stanley P. Roth (11)                                                       27,500                          *
All Directors and Executive Officers as a Group                         2,491,321                        6.5
   [22 persons] (13)(14)

------------------------------------

*      Less than one percent

(1) The mailing address for John Hancock Mutual Life Insurance Company ("Hancock") is: John Hancock Place, 57th Floor, Boston, Massachusetts 02117.

(2) The mailing address for Janus Capital Corporation is: 100 Philmore Street, Denver, Colorado 80206.

(3) Mr. Jacoby, a director of Stephens Group, Inc., and its subsidiary, Stephens, Inc. owns 147,825 Shares. See Note 8 below. The mailing address for Stephens Group, Inc. and affiliates is: 111 Center Street, Little Rock, Arkansas 72201.

(4) The mailing address for Soros Fund Management is: 888 Seventh Avenue, New York, New York 10019.

(5) The mailing address for Monsanto Company is: 800 North Lindbergh Blvd., St. Louis, Missouri 63167.

(6) The mailing address for Messrs. Malkin, Robinson, Leuhder, Hawkins and Dismuke is: One Cotton Row, Scott, Mississippi 38772.

(7) The Shares indicated are owned by Mr. Murphy's wife. Mr. Murphy disclaims beneficial ownership of the 202,398 Shares owned by his wife. The mailing address for Mr. Murphy is: 2687 North Ocean Boulevard, Boca Raton, Florida 33431.

(8) Includes: 113,637 Shares owned by Jacoby Enterprises, Inc., as to which Mr. Jacoby has sole power to vote and sole power of disposition; 21,713 Shares owned by Coral Partners in which Mr. Jacoby is a general partner, as to which Mr. Jacoby has shared power to vote and shared power of disposition, and 12,475 Shares owned beneficially by Mr. Jacoby. Does not include Shares owned by Stephens Group, Inc., or other of its affiliates, except Jacoby Enterprises, Inc., and Coral Partners. See Note 3 above. The mailing address for Coral Partners, Jacoby Enterprises, Inc., and Mr. Jacoby is: 111 Center Street, Little Rock, Arkansas 72201.

(9) The mailing address for Mr. Scheidt is: 54 South White Station Road, Memphis, Tennessee 38117.

(10) Includes: 10,666 Shares owned by Dr. Chua's wife and 34,839 Shares held jointly by Dr. Chua's wife and daughter. Dr. Chua disclaims beneficial ownership of these Shares. The mailing address for Dr. Chua is: c/o Laboratory of Plant Molecular Biology, Rockefeller University, 1230 York Avenue, New York, New York 10021-6399.

(11) Consists of 27,500 Shares owned by North American Capital Corporation ("NACC") as to which Mr. Roth has sole power to vote and sole power of disposition. The mailing address for Mr. Roth is: 510 Broad Hollow Road, Suite 206, Melville, New York 11747.

(12) Excludes shares obtained by conversion of Series M Convertible Preferred Stock. If Monsanto converts pursuant to the terms of the Preferred Stock, it would receive 800,000 Shares of Common Stock which would make its amount of beneficial ownership 2,577,776 Shares, or 6.8 percent.

(13) Includes: 202,398 Shares owned by the wife of Joseph M. Murphy.

(14) As a group, the amount shown excludes options for 721,071 Shares pursuant to the 1993 Delta and Pine Land Company Stock Option Plan ("1993 Plan") and options for 771,945 Shares pursuant to the 1995 Long-Term Incentive Plan ("1995 Plan"). For each individual listed above, the amounts shown exclude options granted pursuant to the 1993 Plan and 1995 Plan with respect to the following:
Roger D. Malkin, 21,132; F. Murray Robinson, 19,377; Jon E.M. Jacoby, 44,444; Tom D Luehder; Charles R. Dismuke, Jr., 63,289; Rudi E. Scheidt, 44,444; Steven
M. Hawkins, 37,333; Nam-Hai Chua, 44,444; and Stanley P. Roth, 44,444.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

Consulting Agreement

The Company paid Nam-Hai Chua, a member of the Company's Board of Directors, approximately $4,000 for consulting fees in 1998 associated with the Company's effort to enter into joint ventures with parties in the People's Republic of China.

Dr. Chua is the Chairman of the Management Board of Directors of IMA and is also Chairman of the Board of an affiliate of IMA, IMAGEN. IMAGEN, together with Singapore Bio-Innovations Pte. Ltd., STIC Investments Pte. Ltd., and OCBC Wearnes and Walden Investments Pte. Ltd., own 20% of the stock of D&PL China Pte. Ltd.

During 1998 , the Institute of Molecular Agrobiology ("IMA"), which is owned by the National University of Singapore and the National Science and Technology Board of Singapore, conducted contract research upon the Company's instruction related to the development of certain technologies for varietal crops such as cotton and soybeans. The Company paid $266,000 in 1998 for such research projects.


Registration Rights

Hancock has a one-time right to register, under the Act, Shares owned by it on June 28, 1993, less the number of Shares sold by Hancock in the Company's initial public offering. All of the expenses of such registration, except for the cost of printing and Hancock's counsel, will be paid by the Company. Hancock's registration rights are conditioned on Hancock providing the Company with a legal opinion that its Shares may not otherwise be publicly sold.

The holder of the convertible Series M Non-Voting Preferred Stock has certain registration rights associated with the Common Stock into which the Preferred Stock is convertible. The Preferred Stock is convertible into Common Stock beginning upon the seventh anniversary of the date on which it was issued (February 1996) or the occurrence of certain specified events, whichever occurs first.

Transactions with Affiliates and Advances

The Company requires that transactions between the Company and persons or entities affiliated with officers, directors, employees or stockholders of the Company be on terms no less favorable to the Company than could be obtained in an arm's-length transaction with an unaffiliated party. Such transactions are subjected to approval by a majority of the non-employee directors of the Company. The Board of Directors has adopted resolutions prohibiting advances without its approval, except for ordinary business and travel advances in accordance with the Company's policy.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on review of the copies of reporting forms furnished to the Company, or written representations that no forms were required, the Company believes that during 1998, all required events of its officers, directors and 10% stockholders to the Securities and Exchange Commission of their ownership and changes in ownership of Shares (as required pursuant to Section 16(a) of the Securities Exchange Act of 1934) have been filed, except that the following individuals filed the following number of late reports with respect to the following number of transactions: three late Form 4 reports for Mr. Murphy relating to a stock option grant, stock option exercise, and stock gift; two each for Messrs. Robinson (one late Form 4 relating to one stock gift transaction and five stock sale transactions, and one late Form 4 relating to two stock sale transactions) and Ellis (two late Form 4's relating to two stock gift transactions); and one each for Mssrs. Malkin, Scheidt, Chua, Jacoby, Roth, Hawkins, Luehder, Shackelford and Jagodinski relating to an option exercise) each relating to stock option grants except as otherwise indicated.



                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

     (a) 1. Financial Statements - the following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

                  Report of Independent Public Accountants

                  Consolidated  Statements  of  Income - for  each of the  three years in the period ended August 31, 1998

                  Consolidated Balance Sheets - August 31, 1997 and 1998

                  Consolidated  Statements of Cash Flows - for each of the three years in the period ended August 31, 1998

                  Consolidated  Statements of Stockholders' Equity - for each of the three years in the period ended August 31, 1998

                  Notes to Consolidated Financial Statements

                  2.  Financial  Statement  Schedule - the  following  financial
                  statement   schedule  of  Delta  and  Pine  Land  Company  and
                  subsidiaries are submitted in response to Part IV, Item 14:

                  Report of Independent Public Accountants....................57

                  Schedule II - Consolidated Valuation and Qualifying
                                Accounts......................................58

                  All other schedules have been omitted as not required, not applicable or because all the data is included in the financial statements.

                  3.  Exhibits

     The exhibits to the Annual Report of the Delta and Pine Land Company filed herewith are listed on Page 59.

     (b)          4.  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended August 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 24, 1998.

DELTA AND PINE LAND COMPANY
(Registrant)

/s/ Roger D. Malkin
By:  Roger D. Malkin, Chairman of the Board and
       Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                             Title                       Date

/s/ Roger D. Malkin         Chairman of the Board              November 24, 1998
-------------------         and Chief Executive Officer
Roger D. Malkin             (Principal Executive Officer)

 /s/ W. Thomas Jagodinski   Vice President-Finance and         November 24, 1998
-------------------------   Treasurer (Principal Financial
W. Thomas Jagodinski        and Accounting Officer)


/s/ Nam-Hai Chua            Director                           November 24, 1998
-------------------
Nam-Hai Chua

/s/ Jon E.M. Jacoby         Director                           November 24, 1998
------------------------
Jon E.M. Jacoby

 /s/ Joseph M. Murphy       Director                           November 24, 1998
--------------------------
Joseph M. Murphy

 /s/ Stanley P. Roth        Director                           November 24, 1998
-------------------------
Stanley P. Roth

 /s/ Rudi E. Scheidt        Director                           November 24, 1998
--------------------
Rudi E. Scheidt

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO DELTA AND PINE LAND COMPANY:

We have audited in accordance with generally accepted auditing standards, the financial statements of Delta and Pine Land Company included in this Form 10-K. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index of Part IV, Item 14(a)2, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Arthur Andersen LLP

Memphis, Tennessee,
October 16, 1998.

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

                                                                                                    (In thousands)

 Column A                             Column B                         Column C        Column D     Column E




                                                                       ADDITIONS

                                        Balance at       Charged to     Charged                      Balance
                                        Beginning of     Costs and      to Other                     at end of
Description                             Period           Expenses       Accounts      Deductions     Period

Fiscal year ended August 31, 1996

 Allowance for doubtful accounts ..    $    219        $     200         $  --      $     (40)(a)     $    379

 Inventory valuation reserve .......   $  2,822        $     850         $  --      $  (1,738)(b)     $  1,934

Fiscal year ended August 31, 1997

    Allowance for doubtful accounts    $    379        $      --         $  --      $    (98)(a)      $    281

    Inventory valuation reserve ....   $  1,934        $3,829(c)         $  --      $ (3,238)(d)      $  2,525

Fiscal  year ended August 31, 1998

    Allowance for doubtful accounts    $    281        $     200         $  --      $      (113)      $    368

    Inventory valuation reserve        $  2,525        $17,527(e)         $  --      $(10,130)(e)      $  9,922

 ------------------------------------


(a)  Write off of uncollectible accounts, net of recoveries

(b)  Primarily the disposal of excess corn and sorghum inventory

(c) Reserve of cottonseed as a result of production and cost optimization program

(d) Disposal of corn and sorghum inventory ($1,409) and write off of cottonseed inventory ($1,829)

(e) Reserve of cottonseed resulting from reduction in cotton acreage in 1998, the further realignment of the Company's product line to seed with new technologies and the recall of certain products that did not meet quality standards.

                                      INDEX
                     EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED AUGUST 31, 1998
                           DELTA AND PINE LAND COMPANY


Exhibits                       Description
---------                    --------------

2.01 Agreement and Plan of Merger dated as of May 8, 1998, by and between Monsanto Company and Delta and Pine Land Company.(2)

2.02 Termination Option Agreement dated as of May 8, 1998, by and between Monsanto, Company and Delta and Pine Land Company. (2)

3.01    Restated  Certificate of  Incorporation of the Registrant dated June 11,
        1993.

3.02    Amended and Restated By-Laws of the Registrant dated April 26, 1993.

4.01 Certificate of Designation, Convertible Preferred Stock of Delta and Pine Land Company.(3)


4.02 Specimen Certificate representing the Common Stock, par value $.10 per share.

4.03 Letter from Registrant to John Hancock Mutual Life Insurance Company regarding certain registration rights dated June 28, 1993.

4.04 Rights Agreement, dated as of August 13, 1996, between Delta and Pine Land Company and Harris Trust and Savings Bank, including the form of Right Certificate and related form of Election to Purchase as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B.(4)

4.05 Amendment No. 1 to the Rights Agreement dated May 8, 1998, by and between Delta and Pine Land Company and the Harris Trust and Savings Bank.(2)

4.06 Amendment No. 2 to the Rights Agreement dated May 8, 1998 by and between Delta and Pine Land Company and the Harris Trust and Savings Bank.(11)

4.07 Certificate of Designations of the rights and privileges of the shares of junior participating preferred stock created on August 13, 1996, to be filed pursuant to Section 151 of the Delaware General Corporation Law.(4)

10.01 Lease dated March 25, 1995, between Registrant, as Lessee, and The Prudential Insurance Company of America ("Prudential"), as Lessor regarding approximately 2,500-acre farm, certain grain bins, and a certain research facility in Scott, Mississippi.(5)

10.02 License Agreement dated February 1, 1990, between Registrant, as Licensor, and Semillas Deltacol, Ltd., as Licensee, regarding operations in Columbia.

10.03 License Agreement dated March 5, 1990, between Registrant, as Licensor and Helena Chemical Company d/b/a HyPerformer Seed Company, as Licensee.

10.04 License Agreement dated March 16, 1992, between Registrant and Monsanto Company, as amended by the Agreement on Modified Terms for License Agreement Dated October 11, 1993 (confidential treatment has been requested for portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934). (1),(7)

10.05   Incentive Bonus Program.(1),(6)

10.06 Retirement Plan of the Company, dated January 2, 1992, Amendment No. 1 to the Plan dated April 30, 1992, Amendment No. 2 to the Plan dated December 20, 1992, and Amendment No. 3 to the Plan dated October 6, 1994.(1),(5)

10.07 Agreement between Educo, Inc. and Southwide dated June 1, 1975, relating to employer-sponsored college scholarships and medical expense plan for children of certain employees of Registrant.

10.08 Supplemental Executive Retirement plan dated May 22, 1992, and effective January 1, 1992.(1),(6)

10.09   Tax  Sharing  Agreement  dated  May  24,  1993,  between  Southwide  and
        Registrant.

10.10  1993 Stock Option Plan of Registrant, as adopted on June 11, 1993.(1),(6)

10.11 Asset Purchase agreement between Delta and Pine Land Company and Cargill, Inc.(8)

10.12 Herbicide-Tolerant Cotton License Agreement dated August 22, 1994, between the Company and E.I. Dupont De Nemours and Company (confidential treatment has been requested for portions of this exhibit pursuant to the Rule 24b-2 under the Securities and Exchange Act of 1934).(7)

10.13 1994 Saving Plan of Registrant, as adopted on April 1, 1994, Amendment No. 1 dated May 1, 1994.(5),(6)

10.14 $50,000,000 Revolving Credit Agreement between Registrant and Nations Bank dated November 15, 1995.(5)

10.15 Hartz Cotton Acquisition Agreement dated February 2, 1996 among Monsanto Company ("Monsanto"), Hartz Cotton, Inc. ("Hartz Cotton"), Delta and Pine Land Company (the "Company") and Paymaster Technology Corp. ("PTC").(3)

10.16 Trademark License Agreement dated February 2, 1996 between Monsanto and the Company.(3)

10.17 Registration Rights Agreement between the Company and Monsanto dated February 2, 1996.(3)

10.18 Temporary Services Agreement dated February 2, 1996 between Monsanto, the Company, and PTC.(3)

10.19 Research Facility Lease with Option to Purchase dated February 2, 1996 between Monsanto and PTC.(3)

10.20   Greenhouse Lease dated February 2, 1996 between Monsanto and PTC.(3)

10.21   Research Agreement dated February 2, 1996 between Monsanto and PTC.(3)

10.22 Partnership Agreement dated February 2, 1996 between the Company and Monsanto.(3)

10.23 Marketing Services Agreement dated February 2, 1996 between the Company, Monsanto and D&M Partners.(3)

10.24 Bollgard Gene License and Seed Services Agreement dated February 2, 1996 between Monsanto, D&M Partners, and the Company.(3)

10.25 Roundup Ready Gene License and Seed Services Agreement dated February 2, 1996 between Monsanto, D&M Partners and the Company.(3)

10.26 Option Agreement dated February 2, 1996 between Monsanto and the Company.(3),(6)

10.27 Agreement between the D&PL Companies and The Sure Grow Companies, Sure Grow Shareholders and Sure Grow Principals dated May 20, 1996.(9)

10.28 Delta and Pine Land Company 1995 Long-Term Incentive Plan, as adopted on February 6, 1996.(6),(10)

11.01   Statement Re: Computation of Earnings per Share.(11)

21.01   Subsidiaries of the Registrant. (11)

23.01   Consent of Independent Public Accountants. (11)

27.01   Financial Data Schedule. (11)

-------------

(1) All incorporated by reference from Registration Statement on Form S-1, File No. 33-61568, filed June 29, 1993 except as otherwise noted herein.

(2)  Incorporated by reference from Form 8-K filed May 14, 1998.

(3)  Incorporated by reference from Form 8-K filed February 19, 1996.

(4)  Incorporated by reference from Form 8-A filed September 3, 1996.

(5)  Incorporated by reference from Form 10-K filed November 22, 1995.

(6)  Represents management contract or compensatory plan.

(7)  Incorporated by reference from Form 10-Q filed July 14, 1995.

(8)  Incorporated by reference from Form 8-K filed May 16, 1994.

(9)  Incorporated by reference from Form 8-K filed June 4, 1996.

(10) Incorporated by reference from Form 10-K filed November 27, 1996.

(11) Filed herewith.

AMENDMENT NO. 2 TO THE RIGHTS AGREEMENT                             Exhibit 4.06


         This Amendment (the "Second Amendment"), dated as of July 10, 1998, is entered into by and between Delta and Pine Land Company, a Delaware Corporation (the "Company"), and The Harris Trust and Savings Bank, an Illinois banking corporation, as Rights Agent (the "Rights Agent").

                              W I T N E S S E T H:

         WHEREAS, the Company and the Rights Agent have entered into a Rights Agreement, dated as of August 13, 1996 (as amended pursuant to the First Amendment referred to below, the "Agreement");

         WHEREAS, the Company and Monsanto Company ("Monsanto") have entered into an Agreement and Plan of Merger, dated as of May 8, 1998, providing for the merger of the Company with and into Monsanto (the "Merger") on the terms and subject to the conditions set forth therein;

         WHEREAS, the Company and the Rights Agent have entered into Amendment No. 1 to the Rights Agreement, dated as of May 8, 1988 (the "First Amendment"), to eliminate the possibility of Monsanto being deemed an Acquiring Person as a result of the Merger and to amend related provisions of the Agreement;

         WHEREAS, Monsanto and American Home Products Corporation ("AHP") have entered into an Agreement and Plan of Merger, dated as of May 31, 1998 (the "AHP Merger Agreement"), which provides for the merger of a wholly-owned subsidiary of AHP with and into Monsanto (the "AHP Merger");

         WHEREAS, the Company wishes to effect, and deems necessary and desirable, an amendment of the Agreement to eliminate the possibility, if the AHP Merger is consummated prior to the Merger, of AHP (or any other Affiliate or Associate of Monsanto), being deemed an Acquiring Person as a result of the Merger and to amend related provisions of the Agreement; and

         WHEREAS, Section 27 of the Agreement provides that the Company may supplement or amend the Agreement without the approval of any holders of Rights in order to make any provisions with respect to the Rights which the Company may deem necessary or desirable;

         NOW THEREFORE, the Company and the Rights Agent hereby amend the Agreement as follows:

     1. Capitalized terms used in the Second Amendment without definition shall have the meanings given to them in the Agreement.

     2. Section 1(a) of the Agreement (the definition of the term "Acquiring Person") is amended by deleting from the final sentence thereof the phrase "subsidiary of Buyer (any such subsidiary being referred to herein as "Merger Sub") established to effect the Merger (as defined herein)" and inserting after the word "any" in such final sentence thereof the phrase "Affiliate or Associate of Buyer".

     3. The term "Agreement" as used in the Agreement shall be deemed to refer to the Agreement as amended hereby.

     4. This Second Amendment shall be governed by and constructed in accordance with the laws of the State of Delaware.

     5. This Second Amendment shall be effective as of the date first above written, and, except as set forth herein, the Agreement shall remain in full force and effect and shall be otherwise unaffected hereby.

         6. This Second Amendment may be executed in two or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

         IN WITNESS WHEREOF, the parties hereto have caused the Second Amendment to be duly executed as of this 10th day of July, 1998.

                              DELTA AND PINE LAND COMPANY

                              By:  /s/ Roger D. Malkin
                                 -------------------------
                                   Name: Roger D. Malkin
                                        ------------------
                                   Title: Chairman and Chief Executive Officer
                                        ------------------

                              THE HARRIS TRUST AND SAVINGS
                                       BANK



                              By:  /s/ Ginger L. Lawrence
                                 -------------------------
                                   Name: Ginger L. Lawrence
                                        ------------------
                                   Title: Trust Officer
                                        ------------------

EXHIBIT 11.01

                        COMPUTATION OF EARNINGS PER SHARE
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             FOR THE TWELVE MONTHS ENDED
                                             ---------------------------
                                             August 31 August 31  August 31
                                              1996      1997      1998
                                             ------------------------------
BASIC EARNINGS PER SHARE:
 WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                 ---------------------------
   DURING THE PERIOD ....................    37,292    37,579    38,011
                                             ==========================

NET INCOME APPLICABLE TO COMMON SHARES ..   $15,237   $ 6,850   $ 1,783
                                             ==========================
   BASIC EARNINGS PER SHARE ............    $  0.41   $  0.18   $  0.05
                                             ==========================

DILUTED EARNINGS PER SHARE:


WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING
   DURING THE PERIOD ....................    37,292    37,579    38,011

WEIGHTED AVERAGE NUMBER OF SHARES
   ATTRIBUTED TO CONVERTIBLE
   PREFERRED STOCK ......................       467       800       800


WEIGHTED AVERAGE NUMBER OF SHARES
   ATTRIBUTED TO OPTIONS ................     1,505     1,484     1,762

WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING
   DURING THE PERIOD FOR COMPUTATION         --------------------------
   OF DILUTED EARNINGS PER SHARE ........    39,264    39,863    40,573
                                             ==========================

   NET INCOME APPLICABLE TO COMMON SHARES   $15,276   $ 6,913   $ 1,879
                                             ==========================
   DILUTED EARNINGS PER SHARE ...........   $  0.39   $  0.17   $  0.04
                                             ==========================

                                  EXHIBIT 21.01
                           SUBSIDIARIES OF REGISTRANT
      SUBSIDIARY                                         PLACE OF INCORPORATION
--------------------------------------------------------------------------------

ATLED CORPORATION
                                                          USA
D&M INTERNATIONAL LLC
                                                          USA
D&M PARTNERS
                                                          USA
D&PL ARGENTINA, INC.
                                                          USA
D&PL CHINA, INC.
                                                          USA
D&PL CHINA PTE, LTD.
                                                       SINGAPORE
D&PL INVESTING CORP.
                                                          USA
D&PL INVESTMENTS, INC.
                                                          USA
D&PL MEXICO, INC.
                                                          USA
DELTAPINE PARAGUAY, INC.
                                                          USA
D&PL SOUTH AFRICA, INC.
                                                          USA
D&PL INTERNATIONAL TECHNOLOGY CORP.
                                                          USA
DELTA AND PINE LAND INTERNATIONAL, LTD.
                                                    VIRGIN ISLANDS
DELTA PINE DE MEXICO, S.A. de C.V.
                                                        MEXICO
DELTAPINE AUSTRALIA PTY. LIMITED
                                                       AUSTRALIA
GREENFIELD SEED COMPANY
                                                          USA
HEBEI JI DAI COTTONSEED TECHNOLOGY COMPANY, LTD.
                                                         CHINA
PAYMASTER TECHNOLOGY CORP.
                                                          USA
TURK DELTAPINE, INC.
                                                          USA
SURE GROW SEED, INC.
                                                          USA
ELLIS BROTHERS SEED, INC.
                                                          USA
ARIZONA PROCESSING, INC.
                                                          USA
MISSISSIPPI SEED, INC.
                                                          USA
D&PL SEMILLAS LIMITADA
                                                      COSTA RICA
CDM MANDYU S.R.L.
                                                       ARGENTINA
DELTA & PINE LAND HELLAS MONOPROSOPI E.P.E.
                                                        GREECE
D&PL BRASIL, LTDA
                                                        BRAZIL
D&PL ESPANA S.R.L.
                                                         SPAIN
ANHUI AN DAI COTTONSEED TECHNOLOGY COMPANY, LTD.
                                                         CHINA
SG SEED., INC.
                                                          USA
D&M  BRASIL, LTDA
                                                        BRAZIL
MDM MAEDA DELTAPINE MONSANTO ALGODAO LTDA
                                                        BRAZIL

                                                                   EXHIBIT 23.01

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report, dated October 16, 1998, included in this Form 10-K, into Delta and Pine Land's previously filed Registration Statement File No. 333-21049.



Arthur Andersen LLP


Memphis, Tennessee,
November 20, 1998.