Form 10-Q
period 1998-11-30
DELTA & PINE LAND CO
filed 1999-01-14
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended November 30, 1998.

or

( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.  For the transition period from      to
                                                        ------   -------

                        Commission File Number: 000-21788

                  Exact name of registrant as specified in its charter:
                           DELTA AND PINE LAND COMPANY

                        State of Incorporation: Delaware
                I.R.S. Employer Identification Number: 62-1040440

           Address of Principal Executive Offices (including zip code):
                    One Cotton Row, Scott, Mississippi 38772

               Registrant's telephone number, including area code:
                                 (601) 742-4500


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value - 38,407,793 shares outstanding as of January 5, 1999.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX
                                                                        Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets - November 30, 1997,
             August 31, 1998, and November 30, 1998                            3

             Consolidated Statements of Operations - Three Months
             Ended November 30, 1997 and November 30, 1998                     4

             Consolidated Statements of Cash Flows - Three Months
             Ended November 30, 1997 and November 30, 1998                     5

             Notes to Consolidated Financial Statements                        6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              12


PART II.  OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders              22
   Item 6.   Exhibits and Reports on Form 8-K                                 22

                 Signatures                                                   23

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                                            November 30,    August 31,  November 30,
                                                                                               1997           1998         1998
                                                                                            ----------      ----------  -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                               $  4,140       $  8,062       $  5,625
     Receivables, net                                                                          11,000        104,779         13,246
     Inventories                                                                               74,596         50,497         92,511
     Prepaid expenses                                                                           1,878          1,194          3,661
     Income tax receivable                                                                      2,295          5,562          6,710
     Deferred income taxes                                                                      3,069          4,408          4,408
                                                                                                ------         ------        ------
         Total current assets                                                                  96,978        174,502        126,161
                                                                                              ---------      --------      --------
PROPERTY, PLANT and EQUIPMENT, net                                                             65,111         66,840         68,028

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                                                                     4,659          4,583          4,549

INTANGIBLES, net                                                                                3,615          3,488          3,495

OTHER ASSETS                                                                                    2,515          2,378          2,232
                                                                                              ---------      --------      --------
                                                                                             $172,878       $251,791       $204,465
                                                                                              =========     =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                                           $ 11,995       $  1,263       $  1,263
     Accounts payable                                                                          32,673         22,831         33,239
     Accrued expenses                                                                          17,924         92,042         28,714
                                                                                              --------       --------      --------
         Total current liabilities                                                             62,592        116,136         63,216
                                                                                              ---------      --------      --------
LONG-TERM DEBT, less current maturities                                                        36,114         47,070         56,080

DEFERRED INCOME TAXES                                                                           4,038          5,020          5,020

MINORITY INTEREST IN SUBSIDIARIES                                                               1,149          2,914          5,611

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.10 per share; 2,000,000 shares  authorized:
         Series A Junior Participating Preferred, par value $0.10 per share;
         429,319 shares authorized; no shares issued or outstanding                              --             --             --

          Series M Convertible Non-Voting Preferred,  par value $0.10 per share;
          1,066,666 shares authorized;  800,000 shares issued and outstanding                    80             80             80

     Common stock, par value $0.10 per share;
         100,000,000 shares authorized; 37,954,711; 38,469,616
         and  38,519,604 shares issued; 37,840,445; 38,355,350
         and 38,405,338 shares outstanding                                                      3,795          3,847          3,852

     Capital in excess of par value                                                            25,626         35,867         36,341

     Retained earnings                                                                         43,094         46,109         38,494

     Accumulated other comprehensive loss                                                       (1,437)        (3,079)       (2,056)

     Treasury stock at cost, 114,266; 114,266 and 114,266 shares                               (2,173)        (2,173)        (2,173)
                                                                                              --------       --------      --------
         Total stockholders' equity                                                            68,985         80,651         74,538
                                                                                              --------       --------      --------
                                                                                             $172,878       $251,791       $204,465
                                                                                             ========       =========      ========

The accompanying notes are an integral part of these balance sheets.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                                                November 30,               November 30,
                                                                                    1997                       1998
                                                                                -------------              ------------
NET SALES AND LICENSING FEES                                                  $        5,340           $          7,195
COST OF SALES                                                                          3,273                      4,947
                                                                                ------------                -----------
GROSS PROFIT                                                                           2,067                      2,248
                                                                                ------------                -----------
OPERATING EXPENSES:
     Research and development                                                          3,632                      4,235
     Selling                                                                           2,876                      3,829
     General and administrative                                                        2,602                      2,960
     Unusual charges related to acquisitions                                              47                        818
                                                                                ------------              -------------
                                                                                       9,157                     11,842
                                                                                ------------              -------------
OPERATING  LOSS                                                                       (7,090)                    (9,594)
INTEREST EXPENSE, net of capitalized interest of $57 and $32                            (343)                      (531)
OTHER                                                                                     66                       (237)
                                                                                -------------              -------------
LOSS  BEFORE INCOME TAXES                                                             (7,367)                   (10,362)
INCOME TAX BENEFIT                                                                     2,726                      3,923
                                                                                -------------               -------------
NET LOSS                                                                              (4,641)                    (6,439)
DIVIDENDS ON PREFERRED STOCK                                                             (24)                       (24)
                                                                                -------------              -------------
NET LOSS APPLICABLE TO COMMON SHARES                                            $     (4,665)         $          (6,463)
                                                                                ===============        ==================
BASIC EARNINGS PER SHARE:

NET LOSS PER SHARE                                                              $      (0.12)         $          ( 0.17)
                                                                                ==============          =================
NUMBER OF SHARES USED IN BASIC EARNINGS
     PER SHARE CALCULATIONS                                                           37,721                     38,380
                                                                                ==============            ===============
DILUTED EARNINGS PER SHARE:

NET LOSS PER SHARE                                                              $      (0.12)          $          (0.17)
                                                                                ================        =================
NUMBER OF SHARES USED IN DILUTED EARNINGS
     PER SHARE CALCULATIONS                                                           37,721                     38,380
                                                                                ================         ================
DIVIDENDS PER SHARE                                                             $       0.03            $          0.03
                                                                                ==================       =================

The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)


                                                                                                   November 30,         November 30,
                                                                                                      1997                    1998
                                                                                                   ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                             $ (4,641)            $  (6,439)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                                      1,807                 1,668
     Minority interest in subsidiaries                                                                    158                 2,697
Changes in current assets and liabilities:
     Receivables                                                                                       84,437                91,533
     Inventories                                                                                      (25,561)              (42,014)
     Prepaid expenses                                                                                     289                (2,467)
     Accounts payable                                                                                  13,560                10,408
     Accrued expenses                                                                                 (79,421)              (63,328)
     Income taxes payable                                                                              (4,251)               (1,148)
Decrease in intangible and other assets                                                                    46                   139
                                                                                                      --------               -------
     Net cash used in operating activities                                                            (13,577)               (8,951)
                                                                                                      --------               -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                               (3,896)               (2,822)
     Proceeds from sale of investment                                                                   1,350                  --
                                                                                                      --------               -------
         Net cash used in investing activities                                                         (2,546)               (2,822)
                                                                                                      --------               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of short-term debt                                                                       (3,861)              (10,000)
     Payments of long-term debt                                                                       (35,092)                 --
     Dividends paid                                                                                    (1,159)               (1,176)
     Proceeds from long-term debt                                                                      40,634                 9,010
     Proceeds from short-term debt                                                                     15,597                10,000
     Proceeds from exercise of stock options and tax benefit
      of stock option exercises                                                                         2,784                   479
                                                                                                      --------               -------
         Net cash provided by financing activities                                                     18,903                 8,313
                                                                                                      --------               -------
EFFECTS OF FOREIGN CURRENCY TRANSLATION                                                                  (530)                1,023

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    2,250                (2,437)
CASH AND CASH EQUIVALENTS, as of August 31                                                              1,890                 8,062
                                                                                                      --------               -------
CASH AND CASH EQUIVALENTS, as of November 30                                                         $  4,140              $  5,625
                                                                                                      ========               =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the three months for:
         Interest paid, net of capitalized interest                                                  $    325              $    550
         Income taxes                                                                                $     --              $    110

The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except percentages and share amounts)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' (the "Company") business, the results of operations for the three month periods ended November 30, 1997 and November 30, 1998 or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 1998.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.   MERGER WITH MONSANTO

On May 8, 1998, the Company entered into a merger agreement with Monsanto Company ("Monsanto"), pursuant to which the Company would be merged with and into Monsanto. This agreement has been approved by the Company's stockholders, but is still subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the terms of the agreement, upon consummation the Company's stockholders will be entitled to receive 0.8625 shares of Monsanto's Common Stock in exchange for each share of Delta and Pine Land Company stock they hold.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, "Reporting Comprehensive Income", establishes new standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Effective September 1, 1998, the Company adopted the reporting requirements of SFAS No. 130. Total comprehensive income for the three months ended November 30, 1997 and 1998 was (in thousands):

                                                       Three Months Ended
                                                          November 30,
                                                         1997        1998
                                                        -------     --------
Net (loss)                                             $(4,641)     $(6,439)
Other comprehensive (loss) income:
     Foreign currency translation (losses) and gains      (530)       1,023
     Income tax benefit (expense) related to
          other comprehensive income                       196         (387)
                                                        -------     --------
     Other comprehensive (loss) income, net of tax        (334)         636
                                                        -------     --------
Total comprehensive (loss) applicable to common
     stockholders                                      $(4,975)     $(5,803)
                                                        =======     ========

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. Management of the Company has determined it is in only one line of business, and therefore is not affected by this statement.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the year end disclosure requirements of SFAS No. 132 beginning in fiscal 1999.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for the derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the effects of adopting of SFAS No. 133 on its financial statements.

4.  INVENTORIES

Inventories consisted of the following (in thousands):


                               November 30,      August 31,       November 30,
                                     1997              1998             1998

Finished goods               $       35,787      $    45,121    $       60,434
Raw materials                        40,068           14,036            34,519
Growing crops                           109              586               493
Supplies and other                    1,252              676               688
                           ----------------   -------------- -----------------
                                     77,216           60,419            96,134
Less reserves                        (2,620)          (9,922)           (3,623)
                           -----------------   --------------  ----------------
                            $        74,596     $     50,497    $       92,511
                            ===============     ============    ==============

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost.


5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):


                               November 30,  August 31, November 30,
                                  1997        1998         1998

Land and improvements           $  4,419    $  4,437    $  4,564
Buildings and improvements        33,755      35,849      36,750
Machinery and equipment           36,569      38,530      43,172
Germplasm                          7,500       7,500       7,500
Breeder and foundation seed        2,000       2,000       2,000
Construction in progress           6,608       5,650       2,950
                                 -------    --------    --------
                                  90,851      93,966      96,936
Less accumulated depreciation    (25,740)    (27,126)    (28,908)
                                --------    --------    --------
                                $ 65,111    $ 66,840    $ 68,028
                                ========    ========    ========

6.  CONTINGENCIES

The Company, Monsanto and other third parties were named as defendants in (i) one lawsuit filed on November 30, 1998, in the Superior Court of Brooks County, Georgia; (ii) one lawsuit filed on December 11, 1998, in the Superior Court of Lowndes County, Georgia, (iii) 5 lawsuits filed on December 15, 1998, in the Superior Court of Brooks County, Georgia; (iv) 3 lawsuits filed on December 23, 1998 in the Superior Court of Brooks County, Georgia; and (v) 2 lawsuits filed on December 31, 1998, in the Superior Court of Brooks County, Georgia. Subsequent to the dates these lawsuits were filed, 9 have been removed and 3 will be removed to the U.S. District Court for the Middle District of Georgia. In each case the plaintiff alleges, among other things, that certain cottonseed acquired from Paymaster which contained the Roundup Ready (R) gene did not perform as the farmers had anticipated and, in particular, did not fully protect their crops from damage following the application of Roundup glyphosate.

This litigation is identical to one of the seed arbitrations filed in the State of Georgia. The Company and Monsanto are presently investigating the claims to determine the cause or causes of the alleged problems. Pursuant to the terms of the Roundup Ready Gene License and Seed Service Agreement (the "Roundup Ready Agreement") between D&PL and Monsanto, D&PL has tendered the defense of these claims to Monsanto. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene. Such claims are contained in these complaints. D&PL believes that these claims will be resolved without any material impact on the Company's financial statements.

Through December 31, 1998, 45 farmers in Mississippi and 9 farmers in Texas filed arbitration claims against the Company and Monsanto with state agencies in Mississippi and Texas. The complainants allege that Roundup Ready (R) seed marketed by the Company failed to perform as anticipated resulting in deformed or missing bolls and some further assert substantial yield losses in their 1998 crops. The Company and Monsanto are presently investigating these claims to determine the cause or causes of the problems alleged. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of failure of the Roundup Ready glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claims involving defective varietal characteristics separate from or in addition to failure of the herbicide-tolerance gene. D&PL believes that these claims will be resolved without any material impact on the Company's financial statements.

Through December 31, 1998, 199 farmers in Georgia have filed arbitration claims against the Company and, in some cases, Monsanto. The original complaints in the cases allege that certain Roundup Ready Paymaster cotton seed marketed by the Company in 1998 produced plants which exhibited a condition known as Bronze Wilt and consequently sustained varying degrees of lost yield. Some complaints also contain allegations of poor germination. Approximately 80 of the complaints were recently amended to allege that Roundup applications caused extensive boll shed and other problems with these cotton crops. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these claims to Monsanto. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene. D&PL and Monsanto are currently investigating these claims to determine the cause or causes of the alleged problems and are working cooperatively with the respective states departments of agriculture to gather the necessary information regarding causation and damage. Presently, the definitive causes of the alleged Bronze Wilt and poor germination in this seed have not been established, and accordingly, Monsanto's indemnity obligation, if any, is unresolved. It is D&PL's intention to defend vigorously claims asserting product defects in the varieties. Management believes that these complaints will be resolved without any material impact on the Company's consolidated financial statements.

The Company, certain subsidiaries of Monsanto and others were named as defendants in a lawsuit filed in the Civil District Court, Williamson County, Texas, 277th Judicial District, in April 1997. The plaintiffs allege, among others things, that certain cottonseed acquired from Monsanto in the Hartz Cotton acquisition and subsequently sold by the Company failed to perform as represented allegedly resulting in lost yield. The Company has filed a Summary Judgment motion based on failure to arbitrate in accordance with Texas seed law. Pursuant to the Hartz Cotton Acquisition agreement, the Company is entitled to indemnification from Monsanto for damages resulting from the sale of bagged seed inventories acquired by D&PL in that acquisition. Some or all of the seed involved in this case may meet this criteria and D&PL will therefore be entitled to indemnification from Monsanto for any losses resulting from such seed. Management believes that this case will be resolved without any material impact on the Company's financial statements.

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

In May 1998, five individual alleged shareholders brought suits against Monsanto, the Company and its Board of Directors ("Directors") in the Court of Chancery in New Castle County, Delaware. The complaints alleged that the consideration to be paid in the proposed merger of the Company with Monsanto is inadequate and that the Company's Directors breached their fiduciary duties to the Company's stockholders by voting to approve the Agreement and Plan of Merger, and that Monsanto aided and abetted the alleged breach of fiduciary duty. The complaints were consolidated into one action, which sought a declaration that the action was maintainable as a class action, that the merger be enjoined, or alternatively, rescinded, and/or an award of unspecified compensatory damages if the merger was consummated. The claims set forth in the complaints were settled in November 1998, and the parties intend to apply to the Court for a date for a hearing on the settlement that they have reached.

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

7.    EARNINGS PER SHARE

The table below reconciles basic and diluted earnings per share at November 30:

 Basic:                                                     1997          1998

 Net loss                                                $ (4,641)     $ (6,439)
 Preferred stock dividends                                    (24)          (24)
                                                         ---------     ---------
 Net loss applicable to common  stockholders             $ (4,665)     $ (6,463)
                                                         =========     =========
 Weighted average shares outstanding                       37,721        38,380
                                                         =========     =========
  Basic earnings per share                               $  (0.12)     $  (0.17)
                                                         =========     =========

Diluted:
Net loss applicable to common stockholders               $ (4,665)     $ (6,463)
Add Back:
 Preferred stock dividends                                     24            24
                                                         ----------    ---------
Net loss applicable to
    common stockholders                                  $ (4,665)     $ (6,439)
                                                         ==========    =========
  Weighted average shares outstanding                      37,721        38,380
                                                         ----------    ---------
  Diluted shares outstanding                               37,721        38,380
                                                         ==========    =========
  Diluted earnings per share                             $  (0.12)     $  (0.17)
                                                         ==========    =========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

Overview

On May 8, 1998, Delta and Pine Land Company and subsidiaries, a Delaware Corporation ("D&PL" or the "Company") entered into a merger agreement with Monsanto Company ("Monsanto"), pursuant to which the Company would be merged with and into Monsanto. This agreement has been approved by the Company's stockholders but is subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under terms of the agreement, upon consummation the Company's stockholders will be entitled to receive 0.8625 shares of Monsanto's Common Stock in exchange for each share of Delta and Pine Land stock they hold.

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

The Company acquired in 1994 from the Supima Association of America ("Supima") certain planting seed inventory, the right to use the Supima(R) trade name and trademark and the right to distribute Pima extra-long staple (fiber-length) cotton varieties. D&PL also entered into a research agreement with Supima's university collaborator that allows D&PL the right of first refusal for any Pima varieties developed under this program which D&PL partially funds. In 1998 D&PL gave notice to its university collaborator of its intention to terminate this agreement and entered into an agreement with a third party to conduct research on Pima cotton varieties. Pima seed is produced, conditioned and sold by D&PL to distributors and dealers.

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

D&PL has also developed transgenic cotton and transgenic soybean varieties that are tolerant to Roundup, a glyphosate-based herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. In February 1996, the Company and Monsanto executed the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") which provides for the commercialization of Roundup Ready cottonseed. The Roundup Ready Agreement grants a license to D&PL and certain of its affiliates the right in the United States to sell cottonseed of D&PL's varieties that contain Monsanto's Roundup Ready gene. The Roundup Ready gene makes cotton plants tolerant to contact with Roundup herbicide. Similar to the Bollgard Agreement, farmers must execute limited use sublicenses for the technology in order to purchase seed containing the Roundup Ready Gene. Monsanto must defend and indemnify D&PL against claims of patent infringement, including all damages awarded or amounts paid in settlements. Monsanto will also indemnify D&PL against the cost of inventory that becomes unsaleable because of patent infringement claims, but Monsanto is not required to indemnify D&PL against lost profits on such unsaleable seed. In contrast with the Bollgard Gene License where the costs of gene performance claims will be shared in proportion to the division of sub-license revenue, Monsanto must defend and must bear the full cost of any claims of failure of performance of the Roundup Ready Gene. In both agreements, generally, D&PL is responsible for varietal/seed performance issues and Monsanto is responsible for failure of the genes. In February 1997, the Company and Monsanto executed the Roundup Ready Soybean License Agreement (the "Roundup Ready Soybean Agreement") which provides for the commercialization of Roundup Ready soybean seed and has provisions similar to the Roundup Ready Agreement for cottonseed.

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

Year 2000 Readiness Disclosure

Beginning in 1996, D&PL initiated its Global Year 2000 program to ensure that its infrastructure and information systems comply with the systems requirements for the year 2000. The program includes the following phases: identifying systems that need to be replaced or fixed; assessing the extent of the work required; prioritizing the work; and successfully completing the associated action plans. In higher risk areas, the Company also has developed contingency action plans. D&PL has essentially completed the first three phases of the program and is now primarily in the implementation phase. Some additional identification and assessment continues for recent acquisitions and in the area of embedded systems. The majority of systems, including all business critical systems, are expected to comply with year 2000 requirements by the first quarter of 1999 due in large part to the installation in fiscal 1997 of a third party software system, at a cost in excess of $3.0 million, that is year 2000 compliant. The Company continues to evaluate the estimated costs associated with year 2000 compliance based on actual experience. While the year 2000 efforts involve additional costs, D&PL believes, based on available information, that it will be able to manage its year 2000 transition without any material adverse effect on its business operations or financial position. Total costs incurred to date for year 2000 considerations (excluding third party software) approximate $0.2 million and the Company estimates that it might cost an additional $0.5 million to complete the year 2000 compliance process.

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

     D&PL's contemplated merger with Monsanto is subject to approval by government agencies. The inability to complete this merger may have a material effect on the Company. However, such effect can not be determined at this time.

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

RESULTS OF OPERATIONS

The following sets forth selected operating data of the Company (in thousands):

                                                      For the Three Months Ended
                                                       November 30, November 30,
                                                           1997            1998
                                                         ---------      --------
Operating results -
Net sales and licensing fees                             $  5,340      $  7,195
Gross profit                                                2,067         2,248
Operating expenses:
     Research and development                               3,632         4,235
     Selling                                                2,876         3,829
     General and administrative                             2,602         2,960
     Unusual charges related to acquisitions                   47           818
Operating loss                                             (7,090)       (9,594)
Loss before income taxes                                   (7,367)      (10,362)
Net loss applicable to common shares                       (4,665)       (6,463)

     The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):



                                        November 30,   August 31,   November 30,
                                           1997          1998            1998
                                        ------------   ----------   -----------
Balance sheet summary-
Current assets                          $ 96,978       $ 174,502     $   126,161
Current liabilities                       62,592         116,136          63,216
Working capital                           34,386          58,366          62,945
Property, plant and equipment, net        65,111          66,840          68,028
Total assets                             172,878         251,791         204,465
Outstanding borrowings                    48,109          48,333          57,343
Stockholders' equity                      68,985          80,651          74,538


Three months ended November 30, 1998, compared to three months ended November 30, 1997:

Net sales and licensing fees increased approximately $1.9 million to $7.2 million from $5.3 million. The increase in net sales and licensing fees is primarily the result of increased sales by the Company's joint venture in China and increased sales in Australia.

Operating expenses increased from $9.2 million in the first fiscal quarter of 1998 to $11.8 million in fiscal 1999. This expected increase is attributable to additional research and product development, selling and promotional costs and the costs incurred for the planned merger with Monsanto.

Interest expense increased to $0.53 million from $0.34 million primarily due to higher outstanding borrowings, the effects of which were partially offset by lower interest rates.

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

Capital expenditures for the first fiscal quarter of 1999 were $2.8 million. The Company anticipates that domestic capital expenditures will approximate $7.0 million in 1999, excluding expected capital expenditures for foreign joint ventures which will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary. Capital expenditures in 1999 for international ventures are expected to range from $6.0 million to $8.0 million depending on the timing and outcome of such projects.

In the first quarter of fiscal 1999, the Board of Directors authorized a quarterly dividend of $0.03 per share, paid December 15, 1998 to the stockholders of record on November 30, 1998. It is anticipated that quarterly dividends of $0.03 per share will continue to paid until the planned merger with Monsanto is consummated, although the Board of Directors reviews this policy quarterly.

Cash provided from operations, early payments from customers and borrowings under the loan agreement should be sufficient to meet the Company's 1999 working capital needs.

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of the stockholders of Delta and Pine Land Company was held on November 30, 1998, for the following purpose:

     1. to approve an Agreement and Plan of Merger pursuant to which Delta and Pine Land Company will merge with and into Monsanto Company.

The results from the stockholders' meeting are as follows:

Item Number     For               Against             Withheld         Nonvotes
1.           28,447,022           114,235              54,512         9,778,772

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.
     11.01    Computation of Earnings Per Share

     27.01    Financial Data Schedule

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended November 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DELTA AND PINE LAND COMPANY


Date:     January 14, 1999                 /s/ Roger D. Malkin
                                           -------------------
                                            Roger D. Malkin, Chairman and
                                            Chief Executive Officer


Date:     January 14, 1999                 /s/ W. Thomas Jagodinski
                                           ------------------------
                                            W. Thomas Jagodinski,
                                          Vice President - Finance and Treasurer

                                  EXHIBIT 11.01

                        COMPUTATION OF EARNINGS PER SHARE
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                           FOR THE THREE MONTHS ENDED


                                               November 30,         November 30,
                                                   1997                 1998


BASIC EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING
   DURING THE PERIOD                               37,721               38,380
                                                  ========             ========
NET LOSS APPLICABLE TO COMMON SHARES             $ (4,665)            $ (6,463)
                                                  ========             ========
   BASIC EARNINGS PER SHARE                      $  (0.12)            $  (0.17)
                                                  ========             ========
DILUTED EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF SHARES                  37,721               38,380
   OF COMMON STOCK OUTSTANDING
   DURING THE PERIOD

WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING
   DURING THE PERIOD FOR COMPUTATION
   OF DILUTED EARNINGS PER SHARE                   37,721               38,380
                                                  =======              ========
   NET LOSS APPLICABLE TO COMMON SHARES          $ (4,641)            $ (6,439)
                                                 =========             ========
   DILUTED EARNINGS PER SHARE                    $  (0.12)           $   (0.17)
                                                 =========             ========