Form 10-Q
period 1999-02-28
DELTA & PINE LAND CO
filed 1999-04-14
CIK 902277

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                                        FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 1999 or

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

Common Stock, $0.10 Par Value - 38,445,146 shares outstanding as of March 29, 1999.

                                   DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                                        INDEX

PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets  February 28, 1998,
             August 31, 1998, and February 28, 1999                      2

    Consolidated Statements of Income  Three Months
             Ended February 28, 1998 and February 28, 1999               3

    Consolidated Statements of Operations  Six Months
             Ended February 28, 1998 and February 28, 1999               4

    Consolidated Statements of Cash Flows  Six Months
             Ended February 28, 1998 and February 28, 1999               5

    Notes to Consolidated Financial Statements                           6

 Item 2.   Managements Discussion and Analysis of Financial
             Condition and Results of Operations                         11


PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                            19
             Signatures                                                  20
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share and per share amounts)
                                                 (Unaudited)

                                                                                February 28,       August 31,      February 28,
                                                                                  1998               1998             1999
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $1,343           $8,062             $9,203
     Receivables, net                                                               82,761          104,779             90,836
     Inventories                                                                    78,476           50,497            106,874
     Prepaid expenses                                                                1,467            1,194              4,604
        Income tax receivable                                                            -            5,562              2,481
     Deferred income taxes                                                           3,069            4,408              4,408
                                                                             --------------   --------------    ---------------
         Total current assets                                                      167,116          174,502            218,406
                                                                             --------------   --------------    ---------------

PROPERTY, PLANT and EQUIPMENT, net                                                  66,131           66,840             65,772

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                                                          4,650            4,583              4,523

INTANGIBLES, net                                                                     3,536            3,488              3,495

OTHER ASSETS                                                                         2,159            2,378              2,128
                                                                             ==============   ==============    ===============
                                                                              $    243,592     $    251,791       $    294,324
                                                                             ==============   ==============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                            $     39,355       $    1,263      $      45,208
     Accrued expenses                                                               60,758           92,042             76,573
        Income taxes payable                                                         3,097                -                  -
                                                                             --------------   --------------    ---------------
         Total current liabilities                                                 123,320          116,136            151,706
                                                                             --------------   --------------    ---------------

LONG-TERM DEBT, less current maturities                                             36,114           47,070             55,898

DEFERRED INCOME TAXES                                                                4,038            5,020              5,020

MINORITY INTEREST IN SUBSIDIARIES                                                    1,719            2,914              5,152

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.10 per share; 2,000,000 shares authorized:
         Series A Junior Participating Preferred, par value $0.10 per share;
         429,319 shares authorized; no shares issued or outstanding                      -                -                  -
               Series M Convertible Non-Voting Preferred, par value $0.10 per share;
               1,066,666 shares authorized; 800,000 shares issued and                   80               80                 80
outstanding
    Common stock, par value $0.10 per share;
              100,000,000 shares authorized;  38,005,050;  38,469,616
              and  38,551,634 shares issued; 37,890,784; 38,355,350
              and 38,437,368 shares outstanding                                      3,800            3,847              3,855
    Capital in excess of par value                                                  26,634           35,867             37,459
    Retained earnings                                                               51,715           46,109             39,752
   Accumulated other comprehensive loss                                            (1,655)          (3,079)            (2,425)
    Treasury stock at cost, 114,266; 114,266 and 114,266 shares                    (2,173)          (2,173)            (2,173)
                                                                             --------------   --------------    ---------------
              Total stockholders' equity                                            78,401           80,651             76,548
                                                                             --------------   --------------    ---------------

                                                                                 $ 243,592     $    251,791       $    294,324
                                                                             ==============   ==============    ===============


The accompanying notes are an integral part of these balance sheets.

                                DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                FOR THE THREE MONTHS ENDED
                                   (in thousands, except per share amounts)
                                                        (Unaudited)


                                                                                 February 28,             February 28,
                                                                                        1998                     1999

NET SALES AND LICENSING FEES                                                 $        77,245             $       72,800
COST OF SALES                                                                         50,098                     49,684
                                                                             ---------------            ---------------
GROSS PROFIT                                                                          27,147                     23,116
                                                                             ---------------            ---------------

OPERATING EXPENSES:
     Research and development                                                          3,964                      4,880
     Selling                                                                           4,649                      3,848
     General and administrative                                                        2,214                      3,094
     Unusual charges primarily related to the merger                                  -                           6,125
                                                                         -------------------          -----------------

                                                                                      10,827                     17,947
                                                                             --------------           ---------------

OPERATING  INCOME                                                                     16,320                      5,169
INTEREST EXPENSE, net of capitalized interest of $42 and $12                            (895)                    (1,093)
OTHER                                                                                    100                        202
                                                                            ----------------            ---------------

INCOME  BEFORE INCOME TAXES                                                           15,525                      4,278
PROVISION FOR INCOME TAXES                                                            (5,744)                    (1,872)
                                                                              ---------------         ------------------
NET INCOME                                                                             9,781                      2,406
DIVIDENDS ON PREFERRED STOCK                                                             (24)                       (24)
                                                                           ------------------       --------------------
NET INCOME APPLICABLE TO COMMON SHARES                                           $     9,757         $           2,382

BASIC EARNINGS PER SHARE:

NET INCOME PER SHARE                                                       $            0.26         $             0.06
                                                                           =================         =================
NUMBER OF SHARES USED IN BASIC EARNINGS
     PER SHARE CALCULATIONS                                                           37,858                     38,422
                                                                             ===============            ===============

DILUTED EARNINGS PER SHARE:

NET INCOME PER SHARE                                                           $       0.24          $             0.06
                                                                            =================          ================
NUMBER OF SHARES USED IN DILUTED EARNINGS
     PER SHARE CALCULATIONS                                                           40,397                     40,819
                                                                             ================           ================

DIVIDENDS PER SHARE                                                          $          0.03          $           0.03
                                                                             ==================       =================


The accompanying notes are an integral part of these statements.


















                             DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE SIX MONTHS ENDED
                              (in thousands, except per share amounts)
                                              (Unaudited)

                                                                                 February 28,               February 28,
                                                                                        1998
1999

NET SALES AND LICENSING FEES                                                   $      82,585             $       79,996
COST OF SALES                                                                         53,371                     54,552
                                                                             ---------------            ---------------
GROSS PROFIT                                                                          29,214                     25,444
                                                                             ---------------            ---------------

OPERATING EXPENSES:
     Research and development                                                          7,596                      9,115
     Selling                                                                           7,525                      7,678
     General and administrative                                                        4,816                      6,053
     Unusual charges primarily  related to the merger                                     47                      7,022
                                                                           -----------------           ----------------
                                                                                      19,984                     29,868
                                                                              --------------            ---------------

OPERATING  INCOME  (LOSS)                                                              9,230                     (4,424)
INTEREST EXPENSE, net of capitalized interest of $99 and $44                          (1,238)                    (1,624)
OTHER                                                                                    166                        (35)
                                                                            ----------------            ----------------

INCOME  (LOSS)  BEFORE INCOME TAXES                                                    8,158                     (6,083)
(PROVISION) BENEFIT FOR INCOME TAXES                                                  (3,018)                     2,051
                                                                              ---------------        ------------------
NET INCOME (LOSS)                                                                      5,140                     (4,032)
DIVIDENDS ON PREFERRED STOCK                                                             (48)                       (48)
                                                                           ------------------      ---------------------
NET INCOME  (LOSS)  APPLICABLE TO COMMON SHARES                            $           5,092           $         (4,080)

BASIC EARNINGS PER SHARE:

NET INCOME (LOSS)  PER SHARE                                               $            0.13           $         ( 0.11)
                                                                           =================           =================
NUMBER OF SHARES USED IN BASIC EARNINGS
     PER SHARE CALCULATIONS                                                           37,786                     38,397
                                                                             ===============            ===============

DILUTED EARNINGS PER SHARE:

NET INCOME  (LOSS)  PER SHARE                                              $            0.13          $          (0.11)
                                                                           =================          =================
NUMBER OF SHARES USED IN DILUTED EARNINGS
     PER SHARE CALCULATIONS                                                           40,259                    38,397
                                                                            ================           ================

DIVIDENDS PER SHARE                                                        $            0.06          $           0.06
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

                               DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE SIX MONTHS ENDED
                                            (in thousands)
                                             (Unaudited)




                                                                                  February 28,            February 28,
                                                                                      1998                      1999
                                                                                ----------------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $        5,140            $   (4,032)
Adjustments  to  reconcile  net  income  (loss)  to net cash  used in  operating activities:
    Depreciation and amortization                                                        3,427                  3,288
    Noncash items associated with unusual charges                                            -                  2,863
   Minority interest in subsidiaries                                                       728                  2,238
 Changes in current assets and liabilities:
     Receivables                                                                        12,676                 13,943
     Inventories                                                                      (35,590)               (56,377)
    Prepaid expenses                                                                       700                (3,410)
    Accounts payable                                                                       997                  7,094
    Accrued expenses                                                                  (30,438)               (15,469)
    Income taxes payable                                                                 1,141                  3,081
Decrease in intangible and other assets                                                    290                    243
                                                                               ----------------        ---------------
         Net cash used in operating activities                                        (40,929)               (46,538)
                                                                               ----------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                 (6,336)                (5,023)
    Proceeds from sale of investment                                                     1,350                      -
                                                                               ----------------        ---------------
         Net cash used in investing activities                                         (4,986)                (5,023)
                                                                               ----------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                         (3,861)               (12,255)
    Payments of long-term debt                                                        (35,092)                  (182)
   Dividends paid                                                                      (2,319)                (2,325)
   Proceeds from long-term debt                                                         40,634                  9,010
   Proceeds from short-term debt                                                        42,957                 56,200
   Proceeds from exercise of stock options and tax benefit
        of stock option exercises                                                        3,797                  1,600
                                                                               ----------------        ---------------
                                    Net cash provided by financing activities           46,116                 52,048
                                                                               ----------------        ---------------

EFFECTS OF FOREIGN CURRENCY TRANSLATION                                                  (748)                    654

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (547)                  1,141
CASH AND CASH EQUIVALENTS, as of August 31                                               1,890                  8,062
                                                                               ================        ===============
CASH AND CASH EQUIVALENTS, as of February 28                                   $         1,343         $        9,203
                                                                               ================        ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the six months for:
         Interest paid, net of capitalized interest                            $           725         $        1,650
                Income taxes                                                   $             -         $          140


The accompanying notes are an integral part of these statements.

                             DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands, except percentages and share amounts)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' (the "Company") business, the results of operations for the three and six month periods ended February 28, 1998 and February 28, 1999 and any quarterly period, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financia1 statements and footnotes thereto included in the Company's Annual Report Stockholders on Form 10-K for the fiscal year ended August 31, 1998.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, "Reporting Comprehensive Income", establishes new standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Effective September 1, 1998, the Company adopted the reporting requirements of SFAS No. 130. Total comprehensive income for the three and six months ended February 28, 1998 and 1999 was (in thousands):

                                                              Three Months Ended               Six Months Ended
                                                                 February 28,                     February 28,

                                                                 1998              1999            1998             1999
                                                             -------------     ------------    -------------    --------------
Net income (loss)                                             $     9,781      $     2,406     $      5,140      $     (4,032)
                                                             -------------     ------------    -------------    --------------
Other comprehensive (loss) income
         Foreign currency translation (losses) and gains
                                                                   (218)              (369)           (748)               654
         Income tax benefit (expense) related to
         other comprehensive (loss) income
                                                                     81               136              277              (242)
                                                             -------------     ------------    -------------    --------------
Other comprehensive (loss) income, net of tax
                                                                   (137)             (233)           (471)               412
                                                             -------------     ------------    -------------    --------------

Total  comprehensive  income  (loss)  applicable  to common
stockholders                                                 $     9,644      $     2,173     $     4,669        $     (3,620)
                                                             =============     ============    =============    ==============



SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt the year end disclosure requirements of SFAS No. 131 beginning in fiscal 1999.

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


4.  INVENTORIES

Inventories consisted of the following (in thousands):


                                                     February 28,      August 31,       February 28,
                                                           1998              1998             1999

Finished goods                                     $       51,874      $    45,121    $       88,145
Raw materials                                              26,744           14,036            18,456
Growing crops                                                 766              586               396
Supplies and other                                          1,782              676               656
                                                 ----------------   --------------  ----------------
                                                           81,166           60,419           107,653
Less reserves                                              (2,690)          (9,922)            (779)
                                                  ----------------   --------------  ---------------
                                                  $        78,476     $     50,497    $      106,874
                                                  ===============     ============    ==============

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost.


5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):


                                                   February 28,          August 31,           February 28,
                                                         1998                 1998                  1999

Land and improvements                            $        4,415        $       4,437        $        3,995
Buildings and improvements                               32,196               35,849                35,084
Machinery and equipment                                  36,618               38,530                42,512
Germplasm                                                 7,500                7,500                 7,500
Breeder and foundation seed                               2,000                2,000                 2,000
Construction in progress                                  7,612                5,650                 3,431
                                                ---------------       ---------------      ---------------
                                                         90,341               93,966                94,522
Less accumulated depreciation                           (24,210)             (27,126)              (28,750)
                                                 ---------------       --------------       ---------------
                                                 $       66,131        $      66,840         $      65,772
                                                 ==============        =============         =============


6.  CONTINGENCIES

The Company, Monsanto, and other parties were named as defendants in 29 different lawsuits in the State of Georgia. Eleven lawsuits have been filed in the Superior Court of Brooks County, Georgia; 1 was filed November 25, 1998, 1 was filed December 10, 1998, 3 were filed December 11, 1998, 3 were filed December 18, 1998, and 3 were filed December 23, 1998. Each of these cases has been removed to the United States District Court for the Middle District of Georgia. Four lawsuits were filed in the Superior Court of Bulloch County, Georgia on March 5, 1999. Five lawsuits have been filed in the Superior Court of Colquitt County, Georgia; 1 was filed on December 28, 1998 and 4 were filed on January 4, 1999. Each of these cases has been removed to the United States District Court for the Middle District of Georgia. Four lawsuits were filed in the Superior Court of Cook County, Georgia; 2 were filed on December 28, 1998 and 2 were filed on December 29, 1998. Each of these cases has been removed to the United States District Court for the Middle District of Georgia. One case has been filed in the Superior Court of Emanuel County, Georgia; this case was filed on March 5, 1999. Two cases have been filed in the Superior Court of Lowndes County, Georgia; 1 was filed December 7, 1998 and the other filed December 28, 1998, and these cases have been removed to the United States District Court for the Middle District of Georgia. One case was filed in the Superior Court of Mitchell County, Georgia on December 28, 1998 and has been removed to the United States District Court for the Middle District of Georgia. One case was filed in the Superior Court of Pierce County, Georgia on December 18, 1998. This case was removed to the United States Court for the Middle District of Georgia, but subsequently remanded to the Superior Court of Pierce County, Georgia. In each case the plaintiff alleges, among other things, that certain cottonseed acquired from Paymaster which contained the Roundup Ready(R) gene did not perform as the farmers had anticipated and, in particular, did not fully protect their crops from damage following the application of Roundup glyphosate.

Each piece of the Georgia litigation stems from a prior seed arbitration filed in the State of Georgia. The Company and Monsanto are presently investigating the claims to determine the cause or causes, if any, of the alleged problems. Pursuant to the terms of the Roundup Ready Gene License and Seed Service Agreement (the "Roundup Ready Agreement") between D&PL and Monsanto, D&PL has tendered the defense of these claims to Monsanto and requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defects in seed separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. D&PL believes these claims will be resolved without any material impact on the Company's financial condition.

The Company and Monsanto were named as defendants in two lawsuits filed on February 24, 1999 in Lamb County, Texas. These lawsuits are being removed to the United States District Court, Lubbock Division. In each case the plaintiff alleges, among other things, that certain cottonseed acquired from Paymaster which contained the Roundup Ready gene did not perform as the farmers had anticipated. These lawsuits also include varietal claims aimed solely at the Company. This litigation is identical to two of the seed arbitration claims previously filed in the State of Texas which were concluded in the Company's favor. The Company and Monsanto have investigated the claims to determine the cause or causes of the alleged problems. Pursuant to the terms of the Roundup Ready Agreement between the D&PL and Monsanto, D&PL has tendered the defense of these claims to Monsanto and requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defects in seed separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. D&PL believes these claims will be resolved without any material impact on the Company's financial condition.

Through February 1, 1999, 45 farmers in Mississippi and 9 farmers in Texas filed arbitration claims against the Company and Monsanto with state agencies in Mississippi and Texas. Nineteen of the Mississippi claims were heard before the Mississippi Seed Arbitration Council during the month of March, 1999; however, no rulings have been rendered. The remaining Mississippi cases have been dismissed by the Seed Arbitration Council due to failure to provide sufficient information; however, the farmers still have the right to pursue litigation if they so choose. The nine complaints filed by farmers in Texas were heard and each has now been concluded in the Company's favor; however, the farmers still have the right to pursue litigation if they so choose.

Through February 1999, approximately 210 farmers in Georgia had filed arbitration claims against the Company and, in some cases, Monsanto. The Georgia Seed Arbitration Council has dismissed all but five of these cases without hearing because the cases were outside of their jurisdiction; however, the farmers still have the right to pursue litigation if they so choose. Two of those cases were heard in March of 1999 and concluded in the Company's favor; however, the farmers still have the right to pursue litigation if they so choose. Two cases are scheduled for hearing in June of 1999, and one retained case remains unscheduled. The remaining cases allege that certain Roundup Ready cotton seed marketed by the Company in 1998 failed to perform as the farmers had anticipated and caused the farmers to suffer crop loss; one of the claims involves allegedly mixed seed. Pursuant to the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these claims to Monsanto. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claims involving defects in seed, or mixed seed claims, separate from or in addition to the failure of the herbicide tolerance gene. D&PL believes that these remaining claims will be resolved without any material impact on the Company's financial condition.

The Company, certain subsidiaries of Monsanto and others were named as defendants in a lawsuit filed in the Civil District Court, Williamson County, Texas, 277th Judicial District, in April 1997. The plaintiffs allege, among others things, that certain cottonseed acquired from Monsanto in the Hartz Cotton acquisition and subsequently sold by the Company, failed to perform as represented allegedly resulting in lost yield. Pursuant to the Hartz Cotton acquisition agreement, the Company is entitled to indemnification from Monsanto for damages resulting from the sale of bagged seed inventories acquired by D&PL in that acquisition. Some or all of the seed involved in this case may meet this criteria and D&PL will therefore be entitled to indemnification from Monsanto for any losses resulting from such seed. Management believes that this case will be resolved without any material impact on the Company's financial condition.

The Company, Monsanto and other third parties were named as defendants in lawsuits filed in (i) the District Court of Falls County, Texas, in August 1996 and (ii) in the District Court of Robertson County, Texas, in March 1998. The plaintiffs allege, among other things, that D&PL's cottonseed varieties, which contain Monsanto's Bollgard gene, did not perform as the farmers had anticipated and, in particular, did not fully protect their cotton crops from certain lepidopteran insects. Pursuant to the terms of the Bollgard Agreement between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims. The portion of this claim relating to failure of the Bollgard gene is subject to a duty of defense by Monsanto and prorata indemnification under the Bollgard Agreement. Under the applicable indemnity provisions of the Bollgard Agreement, defense costs and liability to the plaintiffs on any failure of the technology would be apportioned 71% to Monsanto and 29% to D&PL. Some of the claims in this litigation concern failure of Monsanto's express warranties relating to insect resistance and those claims may not be within the scope of D&PL's partial indemnity obligation to Monsanto. On the other hand, some of the claims made in the litigation concern the quality of seed and seed coat treatments, or other varietal aspects of variety, not involving failure of performance of the Bollgard gene or express representations with respect thereto and, therefore, may not be within the scope of Monsanto's indemnity obligation to D&PL. D&PL intends to cooperate with Monsanto in its anticipated vigorous defense of these suits. D&PL believes that these suits will be resolved without any material impact on the Company's consolidated financial condition.

In October 1996, Mycogen Plant Science, Inc. and Agrigenetics, Inc. (collectively "Mycogen") filed a lawsuit in U.S. District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's recently issued patents have been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit, which went to trial in January 1998, sought injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. A jury found in favor of D&PL and Monsanto on issues of infringement. Mycogen has subsequently re-filed a motion for a new trial and for a judgment in favor of Mycogen as a matter of law. Pursuant to the terms of the Bollgard Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims and certain other losses and costs. Due to Monsanto's obligation to indemnify D&PL, the Company believes that the resolution of this matter will not have a material impact on the Company or its financial condition.

In May 1998, five individual alleged shareholders brought suits against Monsanto, the Company and its Board of Directors ("Directors") in the Court of Chancery in New Castle County, Delaware. The complaints alleged that the consideration to be paid in the proposed merger of the Company with Monsanto is inadequate and that the Company's Directors breached their fiduciary duties to the Company's stockholders by voting to approve the Agreement and Plan of Merger, and that Monsanto aided and abetted the alleged breach of fiduciary duty. The complaints were consolidated into one action, which sought a declaration that the action was maintainable as a class action, that the merger be enjoined, or alternatively, rescinded, and/or an award of unspecified compensatory damages if the merger was consummated. A settlement agreement was reached with the named plaintiffs in November 1998, and the parties intend to apply to the Court for a date for a hearing on approval of the settlement.

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

The Company is involved in various other claims arising in the normal course of business. Management believes such matters will be resolved without any material effect on the Company's financial condition or its results of operations.

On July 18, 1996, the United States Department of Justice, Antitrust Division ("USDOJ"), served a Civil Investigative Demand ("CID") on D&PL seeking information and documents in connection with its investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. (which own the outstanding common stock of Sure Grow Seed, Inc). The CID states that the USDOJ is investigating whether these transactions may have violated the provisions of Section 7 of the Clayton Act, 15 USC 18. D&PL has responded to the CID, employees have been examined by the USDOJ, and D&PL is committed to full cooperation with the USDOJ. At the present time, the ultimate outcome of the investigation cannot be predicted.

7.    EARNINGS PER SHARE

The table below reconciles basic and diluted earnings per share at February 28 (in thousands):

                                                      For   the   three   months ended         For the six months end

                                                      February 28,        February 28,        February 28,          February 28,
 Basic:                                                  1998                1999                1998                 1999
                                                    ---------------     ---------------     ---------------     -----------------

 Net income (loss)                                   $        9,781     $         2,406     $        5,140      $         (4,032)
 Preferred stock dividends                                      (24)               (24)               (48)                   (48)
 Net income (loss) applicable to stockholders        $        9,757     $       2,382       $        5,092      $         (4,080)
                                                    ===============     ===============     ===============     =================
 Weighted average shares outstanding                         37,858             38,422              37,786                38,397
                                                    ===============     ===============     ===============     =================
  Basic earnings per share                          $         0.26       $       0.06       $         0.13      $         (0.11)
                                                    ===============     ===============     ===============     =================


Diluted:
Net income (loss) applicable to stockholders        $        9,757       $      2,382       $        5,092      $        (4,080)
Add Back:
  Preferred stock dividends                                    24                  24                  48                   48
                                                    ---------------     ---------------     ---------------     -----------------

Net income (loss) applicable to stockholders          $       9,781      $        2,406      $        5,140
                                                    ===============     ===============     ===============     =================
Weighted average shares outstanding                                                                                       38,397
                                                            37,858              38,422              37,786
Common stock equivalents                                                                                                -
                                                             1,739               1,597               1,673                   (1)
Weighted  average  common stock  issuable  upon
conversion of preferred stock                                  800                 800                 800                -  (1)
                                                    ---------------     ---------------     ---------------     -----------------
  Diluted shares outstanding                                40,397              40,819              40,259               38,397
                                                   ===============    ===============      ===============     =================

  Diluted earnings per share                        $         0.24      $         0.06       $        0.13      $         (0.11)
                                                    ===============     ===============     ===============     =================


(1)  Inclusion of shares would be antidilutive.

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

In 1980, D&PL added soybean seed to its product line. In 1997 D&PL commenced commercial sales in the U. S. of soybean planting seed that provides tolerance to glyphosate-based herbicides ("Roundup Ready Soybeans").

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

In 1996, the Company acquired Hartz Cotton, Inc. from Monsanto, which included inventories of cotton planting seed of Hartz upland picker varieties, germplasm, breeding stocks, trademarks, trade names and other assets, for approximately $6.0 million. The consideration consisted primarily of 800,000 shares (after all stock splits) of the Company's Series M Convertible Non-Voting Preferred Stock. Additional shares may be issued to Monsanto depending on the sales and profitability levels achieved by the product line acquired. The varieties acquired are now sold as "Paymaster" brand products and constitute the entire Paymaster upland picker product line.

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

The Company acquired in 1994 from the Supima Association of America ("Supima") certain planting seed inventory, the right to use the Supima(R) trade name and trademark and the right to distribute Pima extra-long staple (fiber-length) cotton varieties. D&PL also entered into a research agreement with Supima's university collaborator that allows D&PL the right of first refusal for any Pima varieties developed under this program which D&PL partially funds. In 1998 D&PL gave notice to the university collaborator of its intention to terminate this agreement and entered into an agreement with a third party to conduct research on Pima cotton varieties. Pima seed is produced, conditioned and sold by D&PL to distributors and dealers.

Biotechnology

Collaborative biotechnology licensing agreements which were executed with Monsanto in 1992 and subsequently revised in 1993 and 1996, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in D&PL's varieties. The selected Bt is a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. This transgenic plant tissue is lethal to certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to D&PL for use under the trade name Bollgard. In D&PL's primary markets, the cost of insecticides is the largest single expenditure for many cotton growers. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, Monsanto was notified that the United States Environmental Protection Agency ("EPA") had completed its initial registration of the Bollgard gene technology, thus clearing the way for commercial sales of seed containing the Bollgard gene. In 1996, D&PL sold commercially for the first time two Deltapine varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") between the Company and Monsanto. This initial EPA registration expires on January 1, 2001, at which time the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.

Pursuant to the terms of the Bollgard Agreement, farmers must buy a limited use sublicense for the technology from D&M Partners, a partnership of D&PL and Monsanto, in order to purchase seed containing the Bt gene technology. The distributor/dealers who coordinate the farmer licensing process receive a service payment not to exceed 20% of the technology sublicensing fee. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 71% of the net sublicense fee (technology sublicensing fees less distributor/dealer payments) and D&PL receives 29% for its services. The license agreement continues until the later of the expiration of all patent rights or October 2008. D&M Partners contracts the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto, and therefore may be affected by Monsanto's year 2000 compliance issues. In its 1998 annual report, Monsanto disclosed that all year 2000 remediation work for its internal systems would be completed by the third quarter of 1999. (Monsanto has a calendar year end.) Monsanto also plans to have contingency plans in place by the third quarter of 1999 in areas deemed high risk. The Company is not able to predict at the present time the impact, if any, on its business if Monsanto is unable to resolve its year 2000 issues successfully.

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

The patent was developed from a research program conducted pursuant to a Cooperative Research and Development Agreement between D&PL and the U.S. Department of Agriculture's Agricultural Research Service in Lubbock, Texas. The technology resulted from basic research and will require further development, which is already underway, in order to be used in commercial seed. The Company estimates that it may be as many as seven years before this Technology Protection System could be available commercially.

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

Although cotton is varietal and, therefore, can be grown from seed of parent plants saved by the growers, most farmers in D&PL's primary domestic markets purchase seed from commercial sources each season because cottonseed requires delinting in order to be sown by modern planting equipment. Delinting and conditioning may be done either by a seed company on its proprietary seed or by independent delinters for farmers. Modern cotton farmers in upland picker areas generally recognize the greater assurance of genetic purity, quality and convenience that professionally grown and conditioned seed offers compared to seed they might save. Additionally, Federal patent law makes unlawful any unauthorized planting of seed containing patented genetic technology saved from prior crops.

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

Euro Currency Conversion

On January 1, 1999, the euro became the common legal currency of 11 of the 15 member countries of the European Union. On that date, the participating countries fixed conversion rates between their existing sovereign currencies ("legacy currencies") and the euro. On January 4, 1999, the euro began trading on currency exchanges and became available for non-cash transactions. The legacy currencies will remain legal tender through December 31, 2001. Beginning January 2, 2002, euro-denominated bills and coins will be introduced, and by July 1, 2002, legacy currencies will no longer be legal tender. D&PL to date has not been affected by the euro currency conversion.

Year 2000 Readiness Disclosure

Beginning in 1996, D&PL initiated its Global Year 2000 program to ensure that its infrastructure and information systems comply with the systems requirements for the year 2000. The program includes the following phases: identifying systems that need to replaced or fixed; assessing the extent of the work required; prioritizing the work; and successfully completing the associated action plans. D&PL has essentially completed the first three phases of the program and is now primarily in the implementation phase. Based on available knowledge, the majority of systems, including business critical systems, comply with year 2000 requirements, due in large part to the installation in fiscal 1997 of a third party software system that is year 2000 compliant, at a cost in excess of $3.0 million. The major tasks remaining include implementation of a Desktop Redeployment Plan and development of business continuity plans. The Company continues to evaluate the estimated costs associated with year 2000 compliance based on actual experience. While the year 2000 efforts involve additional costs, D&PL believes, based on available information, that it will be able to manage its in-house year 2000 transition issues without any material adverse effect on its business operations or financial position. Total costs incurred to date for year 2000 considerations (excluding third party software) approximate $0.2 million and the Company estimates an additional $0.5 million will be spent to complete the year 2000 compliance process.

D&PL also has contacted its major suppliers and customers to assess their preparations for the year 2000. These actions are taken to help mitigate the possible external impact of year 2000 issues. Even so, presently it is not feasible to fully assess the potential consequences if service interruptions occur from suppliers or in such infrastructure areas as utilities, communications, transportation, banking and government. In addition, it is not feasible to fully assess the potential consequences if D&PL's customers are not compliant. D&PL is developing business continuity plans to minimize the impact of such external events.

D&PL's discussion of the year 2000 computer issue contains forward-looking information. D&PL believes that its critical computer systems will be year 2000-compliant and that the costs to achieve compliance will not materially affect its financial condition, operating results, or cash flows. Nevertheless, factors that could cause actual results to differ from the Company's expectations include the successful implementation of year 2000 initiatives by its customers and suppliers, changes in the availability and cost of resources to implement year 2000 changes, and D&PL's ability to successfully identify and correct all systems affected by the year 2000 issue.


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

      Due to the varying levels of agricultural and social development of the international markets in which the Company operates and because of factors within the particular international markets targeted by the Company, international profitability and growth may be less stable and predictable than domestic profitability and growth.

      Overall profitability will depend on weather conditions, government policies in all countries where the Company sells products and operates, worldwide commodity prices, the Company's ability to successfully open new international markets, the Company's ability to successfully continue the development of the High Plains market, the technology partners' ability to obtain timely government approval (and maintain such approval) for existing and for additional transgenic products on which they and the Company are working and the Company's ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to successfully complete these projects may affect future profitability.

RESULTS OF OPERATIONS

The following sets forth selected operating data of the Company (in thousands):

                                                                    For the Three Months Ended    For the Six Months Ended

                                                                   February 28,   February 28,       February 28,    February 28,
                                                                     1998              1999             1998               1999

Operating results
Net sales and licensing fees                                      $  77,245      $  72,800             $  82,585     $   79,996
Gross profit                                                         23,116         29,214                25,444         27,147
Operating expenses:
     Research and development                                         3,964          4,880                 7,596          9,115
     Selling                                                          4,649          3,848                 7,525          7,678
     General and administrative                                       2,214          3,094                 4,816          6,053
     Unusual charges  primarily  related to the                           -          6,125                    47          7,022
merger
Operating income (loss)                                              16,320          5,169                 9,230        (4,424)
Interest expense, net                                                 (895)        (1,093)               (1,238)        (1,624)
Income (loss)  before income taxes                                   15,525          4,278                 8,158        (6,083)
Net income (loss) applicable to common shares                         9,757          2,382                 5,092        (4,080)






The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):

                                               February 28,           August 31,            February 28,
                                                   1998                  1998                   1999
                                             ------------------    ------------------    -------------------
Balance sheet summary-
Current assets                                $        167,116     $         174,502      $         218,406
Current liabilities                                    123,320               116,136                151,706
Working capital                                         43,796                58,366                 66,700
Property, plant and equipment, net                      66,131                66,840                 65,772
Total assets                                           243,592               251,791                294,324
Outstanding borrowings                                  75,469                48,333                101,106
Stockholders' equity                                    78,401                80,651                 76,548


Three months ended February 28, 1999, compared to three months ended February 28, 1998:
An expected increase in domestic cotton acreage to be planted in 1999 to 13,500,000 acres over 1998 acreage of l2,800,000 resulted in a 10% increase in units shipped in the second quarter of 1999. However, the Company recorded a reserve for estimated seed returns at a level twice that recorded in 1998. The increase in such estimate, which the Company evaluates monthly, resulted in an overall decrease in net sales and licensing fees and is considered appropriate due to the present uncertainty of farmers ability to obtain financing, and the related impact on farmers' planting intentions and the impact that domestic commodity prices and weather may have on planted acres and reflects management's present estimates.

Operating expenses before merger costs increased from $10.8 million in the second fiscal quarter of 1998 to $11.8 million in fiscal 1999. This expected increase is attributable to additional research and product development costs and the timing of certain general and administrative expenses, partially offset by lower selling expenses. Unusual charges represent costs incurred for the planned merger with Monsanto.

Interest expense increased to $1.1 million from $0.9 million primarily due to higher outstanding borrowings, the effects of which were partially offset by lower interest rates.

Six months ended February 28, 1999, compared to six months ended February 28, 1998:

Year to date domestic net sales and licensing fees were affected by the factors noted above in the second quarter, the effects of which were partially offset by increased sales by the China joint venture and Australia in the first quarter.

Operating expenses before merger costs increased from $19.9 million in 1998 to $22.8 million in 1999. This expected increase is due to additional research and product development costs. Unusual charges represent costs incurred for the planned merger with Monsanto.

Interest expense increased to $1.6 million from $1.2 million primarily due to higher outstanding borrowings, the effects of which were partially offset by lower interest rates.


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

Capital expenditures for the second fiscal quarter of 1999 were $2.2 million. The Company anticipates that domestic capital expenditures will approximate $7.0 million in 1999, excluding expected capital expenditures for foreign joint ventures which will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary. Capital expenditures in 1999 for international ventures are expected to range from $6.0 million to $8.0 million depending on the timing and outcome of such projects.

In the second quarter of fiscal 1999, the Board of Directors authorized a quarterly dividend of $0.03 per share, paid March 12, 1999 to the stockholders of record on February 26, 1999. It is anticipated that quarterly dividends of $0.03 per share will continue to paid until the planned merger with Monsanto is consummated, although the Board of Directors reviews this policy quarterly.

Cash provided from operations, early payments from customers and borrowings under the loan agreement should be sufficient to meet the Company's 1999 working capital needs.

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits.

    11.01Computation of Earnings Per Share

    27.01Financial Data Schedule

(b) Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended February 28, 1999.

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


                                          DELTA AND PINE LAND COMPANY


Date:                                     /s/ Roger D. Malkin
                                          Roger D. Malkin, Chairman and
                                          Chief Executive Officer


Date:                                     /s/ W. Thomas Jagodinski
                                          W. Thomas Jagodinski,
                                          Vice President - Finance and Treasurer

                                                        EXHIBIT 11.01





                                            COMPUTATION OF EARNINGS PER SHARE
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              FOR THE THREE MONTHS ENDED
                                                                           February 28,          February 28,
                                                                               1998                  1999
                                                                          ----------------      ---------------
BASIC EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING
                                                                          ----------------      ---------------
   DURING THE PERIOD                                                               37,858               38,422
                                                                          ================      ===============

NET INCOME APPLICABLE TO COMMON SHARES                                     $        9,757      $         2,382
                                                                          ================      ===============
   BASIC EARNINGS PER SHARE                                               $          0.26      $          0.06
                                                                          ================      ===============

DILUTED EARNINGS PER SHARE:


WEIGHTED AVERAGE NUMBER OF SHARES                                                  37,858               38,422
    OF COMMON STOCK OUTSTANDING
    DURING THE PERIOD

WEIGHTED AVERAGE NUMBER OF SHARES
    ATTRIBUTED TO CONVERTIBLE PREFERRED STOCK                                         800                  800

NUMBER OF SHARES ATTRIBUTED TO
    STOCK OPTIONS                                                                   1,739                1,597

WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING
   DURING THE PERIOD FOR COMPUTATION
                                                                          ================      ===============
   OF DILUTED EARNINGS PER SHARE                                                   40,397               40,819
                                                                          ================      ===============


   NET INCOME APPLICABLE TO COMMON SHARES                                 $         9.781       $        2,406
                                                                          ================      ===============
   DILUTED EARNINGS PER SHARE                                             $          0.24       $         0.06
                                                                          ================      ===============
















                                     COMPUTATION OF EARNINGS PER SHARE
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            FOR THE SIX MONTHS ENDED
                                                                           February 28,         February 28,
                                                                               1998                 1999
                                                                          ----------------     ---------------
BASIC EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING
                                                                          ----------------     ---------------
   DURING THE PERIOD                                                               37,786              38,397
                                                                          ================     ===============

NET INCOME  (LOSS) APPLICABLE TO COMMON SHARES                                $     5,092      $      (4,080)
                                                                          ================     ===============
   BASIC EARNINGS PER SHARE                                                  $       0.13      $       (0.11)
                                                                          ================     ===============

DILUTED EARNINGS PER SHARE:


WEIGHTED AVERAGE NUMBER OF SHARES                                                  37,786              38,397
    OF COMMON STOCK OUTSTANDING
    DURING THE PERIOD

WEIGHTED AVERAGE NUMBER OF SHARES
    ATTRIBUTED TO CONVERTIBLE PREFERRED STOCK                                         800           -     (1)

NUMBER OF SHARES ATTRIBUTED TO
    STOCK OPTIONS                                                                   1,673           -     (1)

WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING
   DURING THE PERIOD FOR COMPUTATION
                                                                          ================     ===============
   OF DILUTED EARNINGS PER SHARE                                                   40,259              38,397
                                                                          ================     ===============


   NET INCOME (LOSS)                                                       $        5,140      $      (4,032)
                                                                          ================     ===============
   DILUTED EARNINGS PER SHARE                                             $          0.13      $       (0.11)
                                                                          ================     ===============




(1)   INCLUSION OF SHARES WOULD BE  ANTIDILUTIVE.