Form 10-Q/A
period 1999-02-28
DELTA & PINE LAND CO
filed 1999-04-14
CIK 902277

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
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share and per share amounts)
                                                 (Unaudited)

                                                                                February 28,       August 31,      February 28,
                                                                                  1998               1998             1999
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $1,343           $8,062             $9,203
     Receivables, net                                                               82,761          104,779             90,836
     Inventories                                                                    78,476           50,497            106,874
     Prepaid expenses                                                                1,467            1,194              4,604
        Income tax receivable                                                            -            5,562              2,481
     Deferred income taxes                                                           3,069            4,408              4,408
                                                                             --------------   --------------    ---------------
         Total current assets                                                      167,116          174,502            218,406
                                                                             --------------   --------------    ---------------

PROPERTY, PLANT and EQUIPMENT, net                                                  66,131           66,840             65,772

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                                                          4,650            4,583              4,523

INTANGIBLES, net                                                                     3,536            3,488              3,495

OTHER ASSETS                                                                         2,159            2,378              2,128
                                                                             ==============   ==============    ===============
                                                                              $    243,592     $    251,791       $    294,324
                                                                             ==============   ==============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                            $     39,355       $    1,263      $      45,208
     Accounts payable                                                               20,110           22,831             29,925
     Accrued expenses                                                               60,758           92,042             76,573
        Income taxes payable                                                         3,097                -                  -

                                                                             --------------   --------------    ---------------
         Total current liabilities                                                 123,320          116,136            151,706
                                                                             --------------   --------------    ---------------

LONG-TERM DEBT, less current maturities                                             36,114           47,070             55,898

DEFERRED INCOME TAXES                                                                4,038            5,020              5,020

MINORITY INTEREST IN SUBSIDIARIES                                                    1,719            2,914              5,152

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