Form 10-Q
period 1999-05-31
DELTA & PINE LAND CO
filed 1999-07-15
CIK 902277

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 1999 or

( )  Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange
     Act of 1934 For the transition period from         to         -----------


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

Common Stock,$0.10 Par Value - 38,481,100 shares outstanding as of June 30,1999.

                                   DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                                        INDEX


PART I.  FINANCIAL INFORMATION                                   Page No.
   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - May 31, 1998,
             August 31, 1998, and May 31,1999                          2

    Consolidated Statements of Income - Three Months
             Ended May 31, 1998 and May 31, 1999                       3

    Consolidated Statements of Income- Nine Months
             Ended May 31, 1998 and May 31, 1999                       4

    Consolidated Statements of Cash Flows - Nine Months
             Ended May 31, 1998 and May 31, 1999                       5

    Notes to Consolidated Financial Statements                         6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      12


PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                         20

             Signatures                                               21

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                            (in thousands, except share and per share amounts)
                                               (Unaudited)

                                                                                 May 31,         August 31,             May 31,

                                                                                  1998              1998                 1999
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $ 15,015      $     8,062         $    6,658
     Receivables                                                                   183,707          104,779            236,495
     Inventories, net                                                               58,931           50,497             70,931
     Prepaid expenses                                                                1,000            1,194              3,533
        Income tax receivable                                                            -            5,562                  -
     Deferred income taxes                                                           3,069            4,408              4,408
                                                                             --------------   --------------    ---------------
         Total current assets                                                      261,722          174,502            322,025
                                                                             --------------   --------------    ---------------

PROPERTY, PLANT and EQUIPMENT, net                                                  66,691           66,840             65,587

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                                                          4,617            4,583              4,488

INTANGIBLES, net                                                                     3,518            3,488              4,479

OTHER ASSETS                                                                         2,853            2,378              2,898
                                                                             ==============   ==============    ===============
                                                                              $    339,401     $    251,791       $    399,477
                                                                             ==============   ==============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                            $     23,940     $      1,263       $     15,055
     Accounts payable                                                               13,525           23,310             16,780
     Accrued expenses                                                              132,663           91,563            188,384
        Income taxes payable                                                         7,329                -             10,492
                                                                             --------------   --------------    ---------------
         Total current liabilities                                                 177,457          116,136            230,711
                                                                             --------------   --------------    ---------------

LONG-TERM DEBT, less current maturities                                             56,114           47,070             55,003

DEFERRED INCOME TAXES                                                                4,038            5,020              5,020

MINORITY INTEREST IN SUBSIDIARIES                                                    2,220            2,914             11,834

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.10 per share; 2,000,000 shares authorized:
         Series A Junior Participating Preferred, par value $0.10 per
         share;429,319 shares authorized; no shares issued or outstanding               -                -                  -
         Series M Convertible Non-Voting Preferred, par value $0.10 per share;
         1,066,666 shares authorized; 800,000 shares issued and outstanding             80               80                 80

    Common stock, par value $0.10 per share;
              100,000,000 shares authorized;  38,381,549;  38,469,616
              and  38,584,700 shares issued; 38,267,283; 38,355,350
              and 38,470,434 shares outstanding                                      3,838            3,847              3,859
    Capital in excess of par value                                                  35,233           35,867             38,150
    Retained earnings                                                               64,508           46,109             59,293
   Accumulated other comprehensive loss                                            (1,914)          (3,079)            (2,300)
    Treasury stock at cost, 114,266; 114,266 and 114,266 shares                    (2,173)          (2,173)            (2,173)
                                                                             --------------   --------------    ---------------
              Total stockholders' equity                                            99,572           80,651             96,909
                                                                             --------------   --------------    ---------------
                                                                                  $ 339,401     $    251,791       $    399,477
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

                                 DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                FOR THE THREE MONTHS ENDED
                                    (in thousands, except per share amounts)
                                                        (Unaudited)


                                                                                   May 31,                  May 31,
                                                                                     1998                     1999

NET SALES AND LICENSING FEES                                                    $    126,029             $      158,591
COST OF SALES                                                                         86,011                    107,213
                                                                               -------------           ----------------
GROSS PROFIT                                                                          40,018                     51,378
                                                                               -------------          -----------------

OPERATING EXPENSES:
     Research and development                                                          4,809                      5,325
     Selling                                                                           4,327                      4,908
     General and administrative                                                        3,684                      3,072
     Unusual charges primarily related to the merger                                   2,221                        876
                                                                              --------------         ------------------

                                                                                     15,041                      14,181

OPERATING  INCOME                                                                     24,977                     37,197
INTEREST EXPENSE, net of capitalized interest of $50 and $10                          (1,332)                    (1,396)
LOSS ON DISPOSITION OF FIXED ASSETS AND OTHER                                           (420)                    (2,088)
                                                                            -----------------        -------------------

INCOME  BEFORE INCOME TAXES                                                           23,225                     33,713
PROVISION FOR INCOME TAXES                                                            (9,260)                   (12,965)
                                                                             ----------------        -------------------
NET INCOME                                                                            13,965                     20,748
DIVIDENDS ON PREFERRED STOCK                                                             (24)                       (24)
                                                                           ------------------       --------------------
NET INCOME APPLICABLE TO COMMON SHARES                                          $      13,941            $       20,724
                                                                                ==============           ===============

BASIC EARNINGS PER SHARE:

NET INCOME PER SHARE                                                        $           0.36           $           0.54
                                                                            ================           ================
NUMBER OF SHARES USED IN BASIC EARNINGS
     PER SHARE CALCULATIONS                                                           38,133                     38,454
                                                                              ==============            ===============

DILUTED EARNINGS PER SHARE:

NET INCOME PER SHARE                                                       $            0.34          $           0.51
                                                                             =================          ================
NUMBER OF SHARES USED IN DILUTED EARNINGS
     PER SHARE CALCULATIONS                                                           41,328                    40,751
                                                                             ================           ===============

DIVIDENDS PER SHARE                                                         $            0.03          $           0.03
                                                                            ==================         ================


The accompanying notes are an integral part of these statements.


















                                DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                           FOR THE NINE MONTHS ENDED
                                    (in thousands, except per share amounts)
                                                 (Unaudited)


                                                                                    May 31,                    May 31,
                                                                                     1998                        1999

NET SALES AND LICENSING FEES                                                  $      208,614            $       238,587
COST OF SALES                                                                        139,382                    161,765
                                                                              --------------           ----------------
GROSS PROFIT                                                                          69,232                     76,822
                                                                             ---------------            ---------------

OPERATING EXPENSES:
     Research and development                                                         12,405                     14,440
     Selling                                                                          11,852                     12,586
     General and administrative                                                        8,500                      9,125
     Unusual charges primarily  related to the merger                                  2,268                      7,898
                                                                            ----------------           ----------------
                                                                                      35,025                     44,049
                                                                             ---------------            ---------------

OPERATING  INCOME                                                                     34,207                     32,773
INTEREST EXPENSE, net of capitalized interest of $149 and $54                         (2,570)                    (3,020)
LOSS ON DISPOSITION OF FIXED ASSETS AND OTHER                                           (254)                ____(2,123)
                                                                           ------------------           ------

INCOME  BEFORE INCOME TAXES                                                           31,383                     27,630
PROVISION FOR INCOME TAXES                                                           (12,278)                   (10,914)
                                                                             ----------------          -----------------
NET INCOME                                                                            19,105                     16,716
DIVIDENDS ON PREFERRED STOCK                                                             (72)                       (72)
                                                                           ------------------         ------------------
NET INCOME APPLICABLE TO COMMON SHARES                                         $       19,033            $       16,644
                                                                               ==============             ==============

BASIC EARNINGS PER SHARE:

NET INCOME PER SHARE                                                          $         0.50          $            0.43
                                                                              =================       =================
NUMBER OF SHARES USED IN BASIC EARNINGS
     PER SHARE CALCULATIONS                                                           37,899                     38,415
                                                                             ===============            ===============

DILUTED EARNINGS PER SHARE:

NET INCOME PER SHARE                                                        $          0.47            $           0.41
                                                                              =============            ================
NUMBER OF SHARES USED IN DILUTED EARNINGS
     PER SHARE CALCULATIONS                                                          40,516                      40,810
                                                                             ==============             ===============

DIVIDENDS PER SHARE                                                         $          0.09            $           0.09
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

                                 DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE NINE MONTHS ENDED
                                                  (in thousands)
                                                   (Unaudited)





                                                                                     May 31,                 May 31,
                                                                                      1998                      1999
                                                                                ----------------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $   19,105            $    16,716
Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                                        5,030                  5,217
    Loss on disposition of  fixed assets, net                                                -                  1,835
   Minority interest in subsidiaries                                                     1,229                  8,920
 Changes in current assets and liabilities:
     Receivables                                                                      (88,270)              (131,391)
     Inventories                                                                      (16,045)               (20,434)
    Prepaid expenses                                                                     1,167                (2,339)
    Accounts payable                                                                   (5,588)                (6,530)
    Accrued expenses                                                                    41,467                 96,794
    Income taxes payable                                                                 5,373                 16,054
Increase in intangible and other assets                                                  (323)                (1,585)
                                                                               ----------------        ---------------
         Net cash used in operating activities                                        (36,855)               (16,743)
                                                                               ----------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                 (8,529)                (7,085)
    Cash proceeds from sale of property and equipment                                        -                    100
    Proceeds from sale of investment                                                     1,350                      -
                                                                               ----------------        ---------------
         Net cash used in investing activities                                         (7,179)                (6,985)
                                                                               ----------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                        (21,018)               (42,536)
    Payments of long-term debt                                                        (35,092)                  (182)
   Dividends paid                                                                      (3,491)                (3,532)
   Proceeds from long-term debt                                                         60,634                  9,000
   Proceeds from short-term debt                                                        44,699                 56,500
   Proceeds from exercise of stock options and tax benefit
        of stock option exercises                                                       12,434                  2,295
                                                                               ----------------        ---------------
        Net cash provided by financing activities                                       58,166                 21,545
                                                                               ----------------        ---------------

EFFECTS OF FOREIGN CURRENCY TRANSLATION                                                (1,007)                    779

NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   13,125                (1,404)
CASH AND CASH EQUIVALENTS, as of August 31                                               1,890                  8,062
                                                                               ================        ===============
CASH AND CASH EQUIVALENTS, as of May 31                                          $      15,015         $        6,658
                                                                               ================        ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the nine months for:
         Interest paid, net of capitalized interest                              $       2,200         $        3,100
               Income taxes                                                      $         400                    280



The accompanying notes are an integral part of these statements.

                               DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except percentages and share amounts)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' (the "Company") business, the results of operations for the three and nine month periods ended May 31, 1998 and May 31, 1999 and any quarterly period, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financia1 statements and footnotes thereto included in the Company's Annual Report Stockholders on Form 10-K for the fiscal year ended August 31, 1998.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.  MERGER WITH MONSANTO

On May 8, 1998, the Company entered into a merger agreement with Monsanto Company ("Monsanto"), pursuant to which the Company would be merged with and into Monsanto. This agreement has been approved by the Company's stockholders, but is still subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the terms of the agreement, upon consummation the Company's stockholders will be entitled to receive 0.8625 shares of Monsanto's Common Stock in exchange for each share of Delta and Pine Land Company stock they hold. On May 21, 1999, D&PL's board of directors voted to extend the timeframe for completing the merger with Monsanto from June 30, 1999 until December 31, 1999.


3.  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, "Reporting Comprehensive Income", establishes new standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Effective September 1, 1998, the Company adopted the reporting requirements of SFAS No. 130. Total comprehensive income for the three and nine months ended May 31, 1998 and 1999 was (in thousands):

                                                         Three Months Ended                         Nine Months Ended
                                                                      May 31,                             May 31,
                                                          1998               1999              1998               1999
                                                      ---------------    --------------    ---------------    -------------
Net income applicable to common stockholders           $   13,941        $   20,724        $   19,033         $  16,644
                                                      ---------------    --------------    ---------------    -------------
Other comprehensive (loss) income
      Foreign  currency translation(losses)and               (259)              125            (1,007)               779
      gains
      Income tax benefit (expense) related to
      other comprehensive (loss) income                       103              (48)                394             (308)
                                                      ---------------    --------------    ---------------    -------------
Other comprehensive (loss) income, net of tax                (156)                 77              (613)             471
                                                      ---------------    --------------    ---------------    -------------
Total comprehensive income applicable to common
stockholders                                          $     13,785        $    20,801         $   18,420          $ 17,115
                                                      ===============    ==============    ===============    =============




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

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the year end disclosure requirements of SFAS No. 132 beginning at fiscal 1999 year end.

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


4.  INVENTORIES

Inventories consisted of the following (in thousands):


                                                          May 31,       August 31,          May 31,
                                                           1998              1998             1999

Finished goods                                     $       43,173      $    45,121    $       54,269
Raw materials                                              15,922           14,036            18,938
Growing crops                                                 989              586             1,028
Supplies and other                                          1,533              676               450
                                                 ----------------   --------------  ----------------
                                                           61,617           60,419            74,685
Less reserves                                              (2,686)          (9,922)           (3,754)
                                                 ----------------   --------------  -------------------
                                                  $        58,931     $     50,497     $      70,931
                                                  ===============     ============     =============

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost.


5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):


                                                        May 31,            August 31,              May 31,
                                                         1998                 1998                  1999

Land and improvements                            $        4,487        $       4,437        $        4,025
Buildings and improvements                               35,001               35,849                35,249
Machinery and equipment                                  37,381               38,530                42,860
Germplasm                                                 7,500                7,500                 7,500
Breeder and foundation seed                               2,000                2,000                 2,000
Construction in progress                                  6,010                5,650                 4,241
                                                ---------------       ---------------      ---------------
                                                         92,379               93,966                95,875
Less accumulated depreciation                           (25,688)             (27,126)              (30,288)
                                                 ---------------       --------------       ---------------
                                                 $       66,691        $      66,840         $      65,587
                                                 ==============        =============         =============

The Company sold various assets in a transaction during 1999 in which short-term debt of $172 and long-term debt of $885 was assumed by the buyer on the Company's behalf upon settlement.





6.    CONTINGENCIES

On June 11, 1999, D&PL, Monsanto, Asgrow Seed Company, SF Services, Terral Seed, Inc., Valley Farmers Co-Op, Red River Co-Op, and Central Louisiana Grain Co-Op were named as defendants in a lawsuit filed in the Fourth Judicial District, Parish of Natchitoches, State of Louisiana. The suit alleges, among other things, that certain soybean seeds which contain the Roundup Ready(R) gene did not perform as advertised and did not produce promised yields. The plaintiffs in this case are seeking certification of a class of all purchasers of Roundup Ready soybeans during the years of 1997 and 1998. The Company and Monsanto are presently investigating the claim; however, they believe it to be without merit and their plan is to vigorously defend this lawsuit. Pursuant to the terms of the Roundup Ready Soybean License Agreement (the "Roundup Ready Soybean Agreement") between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto. Pursuant to the Roundup Ready Soybean Agreement, Monsanto is contractually obligated to defend and indemnify any and all claims arising out of the failure of glyphosate gene tolerance, and certain other types of claims. D&PL will have no right to indemnification from Monsanto, however, for any claim involving defects in seed and/or promotional representations made solely by D&PL without Monsanto's approval. Such claims appear to be contained within this complaint. D&PL believes this claim will be resolved without any material impact on the Company's financial condition.

The Company and Monsanto were named as defendants in four lawsuits filed in the State of Texas. Two lawsuits were filed in Lamb County, Texas on April 5, 1999; one lawsuit was filed in Lamb County, Texas on April 14, 1999; and one lawsuit was filed in Hockley County, Texas on April 21, 1999. These lawsuits were removed to the United States District Court, Lubbock Division, but subsequently were remanded back to the state court where they were filed. In each case the plaintiff alleges, among other things, that certain cottonseed acquired from Paymaster which contained the Roundup Ready gene did not perform as the farmers had anticipated. These lawsuits also include varietal claims aimed solely at the Company. This litigation is identical to seed arbitration claims previously filed in the State of Texas which were concluded in the Company's favor. The Company and Monsanto have investigated the claims to determine the cause or causes of the alleged problems. Pursuant to the terms of the Roundup Ready Gene License and Seed Service Agreement(the "Roundup Ready Agreement")between D&PL and Monsanto, D&PL has tendered the defense of these claims to Monsanto and requested indemnity. Pursuant to the Roundup Ready
Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. D&PL believes these claims will be resolved without any material impact on the Company's financial condition.

The Company, Monsanto, and other parties were named as defendants in 31 different lawsuits in the State of Georgia. Eleven lawsuits have been filed in the Superior Court of Brooks County, Georgia; 1 was filed November 25, 1998, 1 was filed December 10, 1998, 3 were filed December 11, 1998, 3 were filed December 18, 1998, and 3 were filed December 23, 1998. Each of these cases has been removed to the United States District Court for the Middle District of Georgia. Four lawsuits were filed in the Superior Court of Bulloch County, Georgia on March 5, 1999. Five lawsuits have been filed in the Superior Court of Colquitt County, Georgia; 1 was filed on December 28, 1998 and 4 were filed on January 4, 1999. Each of these cases has been removed to the United States District Court for the Middle District of Georgia. Four lawsuits were filed in the Superior Court of Cook County, Georgia; 2 were filed on December 28, 1998 and 2 were filed on December 29, 1998. Each of these cases has been removed to the United States District Court for the Middle District of Georgia. One case has been filed in the Superior Court of Emanuel County, Georgia; this case was filed on March 5, 1999. Two cases have been filed in the Superior Court of Lowndes County, Georgia; 1 was filed December 7, 1998 and the other filed December 28, 1998, and these cases have been removed to the United States District Court for the Middle District of Georgia. One case was filed in the Superior Court of Mitchell County, Georgia on December 28, 1998 and has been removed to the United States District Court for the Middle District of Georgia. One case was filed in the Superior Court of Pierce County, Georgia on December 18, 1998. This case was removed to the United States Court for the Middle District of Georgia, but subsequently remanded to the Superior Court of Pierce County, Georgia. One case was filed in the Superior Court of Calhoun County, Georgia on April 19, 1999 and was removed to the United States District Court for the Middle District of Georgia. One case was filed in the Superior Court of Coffee County, Georgia on May 6, 1999 and was removed to the United States District Court for the Southern District of Georgia. In each case the plaintiff alleges, among other things, that certain cottonseed acquired from Paymaster which contained the Roundup Ready gene did not perform as the farmers had anticipated and, in particular, did not fully protect their crops from damage following the application of Roundup glyphosate.

Each piece of the Georgia litigation stems from a prior seed arbitration filed in the State of Georgia. The Company and Monsanto are presently investigating the claims to determine the cause or causes, if any, of the alleged problems. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these claims to Monsanto and requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defects in seed separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. A settlement has been agreed to (but not yet consummated) in twenty-nine of these suits and approximately 100 of the 210 claims originally filed with the Georgia Seed Arbitration Council that are discussed below. D&PL believes the remaining two lawsuits will be resolved without any material impact on the Company's financial condition.

The Company and Monsanto were named as defendants in a lawsuit filed in the Circuit Court of the State of Missouri, County of Dunklin, on April 2, 1999. This case was subsequently removed to the United States District Court for the Eastern District of Missouri. This suit alleges that certain varieties of cotton offered for sale by D&PL were unmerchantable as a result of the alleged susceptibility to a malady referred to as bronze wilt. Although this litigation involves a transgenic variety, there is no allegation in the complaint sufficient to trigger any contractual obligation to defend or indemnify under the terms of the Roundup Ready Agreement. D&PL has, however, given Monsanto notice of a potential claim for indemnity under the terms of the Hartz Acquisition Agreement. D&PL believes this case can be resolved without any material impact on the Company's financial condtion.

On March 30, 1999, the Company, Asgrow Seed Company, L.L.C., and Terra International were named as defendants in a lawsuit filed in the Fourth Judicial District Court, Parish of Morehouse, State of Louisiana, which has now been removed to the United States District Court for the Western District of Louisiana. The suit alleges, among other things, that certain soybean seed which contained the Roundup Ready gene did not properly germinate and did not perform as the farmer had anticipated and, in particular, did not fully protect their crops from damage following the application of Roundup glyphosate. The Company and Monsanto are presently investigating the claim to determine the cause or causes, if any, of the alleged problem. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify any and all claims arising out of the failure of the glyphosate gene tolerance. D&PL believes this case can be resolved without any material impact on the Company's financial condition.

Through May 1999, 45 farmers in Mississippi filed arbitration claims against the Company and Monsanto with the Mississippi Department of Agriculture. The Mississippi Department of Agriculture dismissed all but 19 of the claims due to failure of the farmer to provide adequate information; however, the farmers still have the right to pursue litigation if they so choose. The remaining arbitration claims were heard in March of 1999 and have now had rulings issued. The Company was exonerated from liability in 16 of the 19 determinations and nominal damages were suggested in the remaining 3 cases. Each farmer, however, still has the right to pursue litigation if they so choose.

Through May 1999, approximately 210 farmers in Georgia had filed seed arbitration claims against the Company and, in some cases, Monsanto. The Georgia Seed Arbitration Council has dismissed, on its own motion, all but two of these cases. The two remaining cases were heard in March of 1999 and concluded in the Company's favor. Each farmer who has filed a seed arbitration complaint in the State of Georgia still has the right to pursue litigation if they so choose and as noted above, 31 farmers have done so.

Through May 1999, one claim has been filed with the Arkansas Seed Arbitration Council. A motion to dismiss has been filed. This case alleges that certain Roundup Ready cottonseed marketed by the Company in 1997 failed to perform as farmers had anticipated and caused the farmers to suffer crop loss. Pursuant to the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify any and all claims arising out of the failure of the gylphosate gene tolerance. D&PL believes this case can be resolved without any material impact on the Company's financial condition.

Through May 1999, three farmers in the State of Florida had filed arbitration claims against the Company. Two of those claims have now been resolved, and one remains pending. No hearing date has been scheduled in that claim. D&PL believes this claim will be resolved without any material impact on the Company's financial condition.

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

The Company, Monsanto and other third parties were named as defendants in lawsuits filed in (i) the District Court of Falls County, Texas, in August 1996 and (ii) in the District Court of Robertson County, Texas, in March 1998. The plaintiffs allege, among other things, that D&PL's cottonseed varieties, which contain Monsanto's Bollgard gene, did not perform as the farmers had anticipated and, in particular, did not fully protect their cotton crops from certain lepidopteran insects. Pursuant to the terms of the Bollgard Agreement between D&PL and Monsanto, Monsanto has assumed responsibility for the defense of these claims. The portion of this claim relating to failure of the Bollgard gene is subject to a duty of defense by Monsanto and prorata indemnification under the Bollgard Agreement. Under the applicable indemnity provisions of the Bollgard Agreement, defense costs and liability to the plaintiffs on any failure of the technology would be apportioned 71% to Monsanto and 29% to D&PL. Some of the claims in this litigation concern failure of Monsanto's express warranties relating to insect resistance and those claims may not be within the scope of D&PL's partial indemnity obligation to Monsanto. On the other hand, some of the claims made in the litigation concern the quality of seed and seed coat treatments, or other varietal aspects of variety, not involving failure of performance of the Bollgard gene or express representations with respect thereto and, therefore, may not be within the scope of Monsanto's indemnity obligation to D&PL. D&PL intends to cooperate with Monsanto in its anticipated vigorous defense of these suits. D&PL believes that these suits will be resolved without any material impact on the Company's financial condition.

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

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $720,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have a material impact on the Company or its financial statements.
The Company continues to offer seed for sale in Guatemala.

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


7.    EARNINGS PER SHARE

The table below reconciles basic and diluted earnings per share at May 31 (in thousands):

                                                            For the three months                    For the nine months
                                                                    ended                                 ended

                                                         MAY 31,             MAY 31,             MAY 31,             May 31,
                                                         1998                 1999                1998                 1999
                                                    ----------------     ---------------    ----------------    -----------------
 Basic:
 Net income                                          $        13,965      $       20,748     $        19,105     $         16,716
 Preferred stock dividends                                      (24)                (24)              (72)                   (72)
                                                    -----------------     ---------------    ----------------    -----------------

 Net income applicable to stockholders               $        13,941       $    20,724        $      19,033      $         16,644
                                                    ================     ===============    =================     ===============

 Weighted average shares outstanding                         38,133             38,454               37,899                38,415
                                                    ================     ===============    ================    =================
 Basic earnings per share                           $          0.36       $       0.54       $         0.50      $           0.43
                                                    ================     ===============    ================    =================


Diluted:
Net income applicable to stockholders                $       13,941       $     20,724      $        19,033      $        16,644

Add Back:
  Preferred stock dividends                                      24                 24                  72                   72
                                                    ----------------     ---------------    ----------------     -----------------

Net income applicable to stockholders                $       13,965        $     20,748     $         19,105      $       16,716
                                                    ================     ===============    ================    =================
Weighted average shares outstanding                         38,133               38,454              37,899               38,415

Common stock equivalents                                      2,395               1,497                1,817               1,595

Weighted  average  common stock  issuable  upon
conversion of preferred stock                                   800                 800                 800                  800
                                                    ----------------     ---------------    ----------------    -----------------
  Diluted shares outstanding                                 41,328              40,751              40,516                40,810
                                                    ===============    ================    =================     ================
  Diluted earnings per share                           $      0.34       $        0.51      $          0.47     $           0.41
                                                   ================     ===============    ================    =================


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

Overview

On May 8, 1998, Delta and Pine Land Company and subsidiaries, a Delaware Corporation ("D&PL" or the "Company") entered into a merger agreement with Monsanto Company ("Monsanto"), pursuant to which the Company would be merged with and into Monsanto. This agreement has been approved by the Company's stockholders but is subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under terms of the agreement, upon consummation the Company's stockholders will be entitled to receive 0.8625 shares of Monsanto's Common Stock in exchange for each share of Delta and Pine Land stock they hold. On May 21, 1999, D&PL's board of directors voted to extend the timeframe for completing the merger with Monsanto from June 30, 1999 until December 31, 1999.

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

Year 2000 Readiness Disclosure

Beginning in 1996, D&PL initiated its Global Year 2000 program to ensure that its infrastructure and information systems comply with the systems requirements for the year 2000. The program includes the following phases: identifying systems that need to replaced or fixed; assessing the extent of the work required; prioritizing the work; and successfully completing the associated action plans. D&PL has essentially completed the first three phases of the program and is now primarily in the implementation phase. Based on available knowledge, the majority of systems, including business critical systems, comply with year 2000 requirements, due in large part to the installation in fiscal 1997 of a third party software system that is year 2000 compliant, at a cost in excess of $3.0 million. The major tasks remaining include implementation of a Desktop Redeployment Plan and development of business continuity plans. The Company continues to evaluate the estimated costs associated with year 2000 compliance based on actual experience. While the year 2000 efforts involve additional costs, D&PL believes, based on available information, that it will be able to manage its in-house year 2000 transition issues without any material adverse effect on its business operations or financial position. Total costs incurred to date for year 2000 considerations (excluding third party software) approximate $0.3 million and the Company estimates an additional $0.4 million will be spent to complete the year 2000 compliance process.

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

RESULTS OF OPERATIONS

The following sets forth selected operating data of the Company (in thousands):

                                                            For the Three Months Ended         For the Nine Months Ended
                                                                May 31,         May 31,          May 31,         May 31,
                                                                1998             1999             1998            1999
                                                            ---------------   --------------    --------         --------
Operating results -
Net sales and licensing fees                               $  126,029        $  158,591        $ 208,614        $ 238,587
Gross profit                                                   40,018            51,378           69,232           76,822
Operating expenses:
     Research and development                                   4,809             5,325           12,405           14,440
     Selling                                                    4,327             4,908           11,852           12,586
     General and administrative                                 3,684             3,072            8,500            9,125
     Unusual charges  primarily  related to the                 2,221               876            2,268            7,898
merger
Operating income                                               24,977            37,197           34,207           32,773
Interest expense, net                                         (1,332)           (1,396)          (2,570)          (3,020)
Income  before income taxes                                    23,225            33,713           31,383           27,630
Net income  applicable to common shares                        13,941            20,724           19,033           16,644






The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):

                                                  May 31,             August 31,              May 31,
                                                   1998                  1998                   1999
                                             ------------------    ------------------    -------------------
Balance sheet summary-
Current assets                                 $       261,722       $      174,502       $        322,025
Current liabilities                                    177,457              116,136                230,711
Working capital                                         84,265               58,366                 91,314
Property, plant and equipment, net                      66,691               66,840                 65,587
Total assets                                           339,401              251,791                399,477
Outstanding borrowings                                  80,054               48,333                 70,058
Stockholders' equity                                    99,572               80,651                 96,909


Net sales and licensing fees increased approximately $32.5 million to 158.5 million from $126.0 million.
Net sales and licensing fees reflect an increase in domestic cotton acreage planted in 1999 over 1998 and continuing growth in demand for transgenic technologies. Sales of cottonseed containing both the Bollgard and Roundup Ready technologies and Roundup Ready cottonseed and Roundup Ready soybean seed all increased, while sales of conventional varieties of each declined. Sales in China also increased over 1998 levels. In D&PL's markets, soybean acreage declined. As a result, sales of soybeans were significantly less than expected and the resultant excess inventory was written down to net realizable value in the third quarter.

Operating expenses before unusual charges increased from $12.8 million in the third fiscal quarter of 1998 to $13.3 million in fiscal 1999. This expected increase is attributable to additional research and development and sales and marketing expenses associated with both domestic and international operations. Unusual charges represent primarily costs incurred for the planned merger with Monsanto.

Nine months ended May 31, 1999, compared to nine months ended May 31, 1998:

Net sales and licensing fees increased approximately $29.9 million to $238.5 million from $208.6 million. The increase in net sales and licensing fees is the result of increased sales of cottonseed containing the Roundup Ready gene technology and cottonseed containing both Bollgard and Roundup Ready gene technologies, increased sales of Roundup Ready soybeans and increased sales by the China joint venture. Sales of transgenic cotton increased to approxmately 80% of units sold, up from 60% in 1998. However, substantially lower than expected sales of both transgenic and conventional soybean seed (which are revalued to net realizable value as of May 31) adversely affected gross profit while less than expected export sales to Mexico, Greece and Spain negatively affected sales and gross profit. Furthermore, poor weather conditions during the 1998 harvest and other factors forced the Company to purchase greater quantities of bulk cottonseed than normal in order to secure a sufficient supply of finished seed that would meet the Company's quality assurance standards, thereby adversely affecting the gross profit.

Operating expenses before unusual charges increased from $32.7 million in 1998 to
$36.1 million in 1999. This expected increase is due to additional research and development costs, increased selling expenses, and increased general and administrative expenses associated with new international joint ventures and various domestic projects.
Unusual charges represent primarily costs incurred for the planned merger with Monsanto.

Interest expense increased to $3.0 million from $2.5 million primarily due to higher bank facility fees and lower capitalized interest, the effects of which were partially offset by lower interest rates and higher interest income.


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

In April 1998, the Company entered into a syndicated credit facility with its existing lender and two other financial institutions which provides for aggregate borrowings of $110 million. This agreement provides a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment is a long-term loan that may be borrowed upon at any time and is due April 1, 2001. The seasonal commitment is a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year and expires April 1, 2001. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants. On April 15, 1999, the Company activated a previously approved $25 million additional seasonal credit facility. Such facility is available from April 15, 1999 to September 1, 1999 and bears interest at rates comparable to the existing facility.


Capital expenditures for the third fiscal quarter of 1999 were $1.7 million. The Company anticipates that domestic capital expenditures will approximate $7.0 million in 1999, excluding expected capital expenditures for foreign joint ventures which will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary. Capital expenditures in 1999 for international ventures are expected to range from $2.0 million to $3.0 million depending on the timing and outcome of such projects.

In the third quarter of fiscal 1999, the Board of Directors authorized a quarterly dividend of $0.03 per share, paid June 14, 1999 to the stockholders of record on May 31, 1999. It is anticipated that quarterly dividends of $0.03 per share will continue to paid until the planned merger with Monsanto is consummated, although the Board of Directors reviews this policy quarterly.

Cash provided from operations, early payments from customers and borrowings under the loan agreement should be sufficient to meet the Company's 1999 working capital needs.

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits.

    11.01Computation of Earnings Per Share

    27.01Financial Data Schedule

(b) Reports on Form 8-K.

       On June 3, 1999, the Company filed Form 8-K dated May 21, 1999, regarding an amendment to the merger agreement with Monsanto. Item 5, Other Events, and Item 7, Financial Statements and Exhibits, were included in the report.

                                                        SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        DELTA AND PINE LAND COMPANY


Date: July 15, 1999                                  /s/ Roger D. Malkin
                                                      -------------------
                                                   Roger D. Malkin, Chairman and
                                                     Chief Executive Officer


Date: July 15, 1999                               /s/ W. Thomas Jagodinski
                                                  ------------------------
                                                   W. Thomas Jagodinski,
                                          Vice President - Finance and Treasurer

                                                   EXHIBIT 11.01





                                        COMPUTATION OF EARNINGS PER SHARE
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              FOR THE THREE MONTHS ENDED
                                                                              May 31,              May 31,
                                                                                1998                 1999
                                                                          ----------------      ---------------
BASIC EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING
                                                                          ----------------      ---------------
   DURING THE PERIOD                                                               38,133               38,454
                                                                          ================      ===============

NET INCOME APPLICABLE TO COMMON SHARES                                     $       13,941        $      20,724
                                                                          ================      ===============
   BASIC EARNINGS PER SHARE                                                $        0.36         $        0.54

DILUTED EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF SHARES                                                  38,133               38,454
    OF COMMON STOCK OUTSTANDING
    DURING THE PERIOD

WEIGHTED AVERAGE NUMBER OF SHARES
    ATTRIBUTED TO CONVERTIBLE PREFERRED STOCK                                         800                  800

NUMBER OF SHARES ATTRIBUTED TO
    COMMON STOCK EQUIVALENTS                                                        2,395                1,497

WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING
   DURING THE PERIOD FOR COMPUTATION
                                                                          ================      ===============
   OF DILUTED EARNINGS PER SHARE                                                   41,328               40,751
                                                                          ================      ===============
NET INCOME                                                                  $      13,965        $      20,748
                                                                          ================      ===============
   DILUTED EARNINGS PER SHARE                                               $       0.34         $        0.51
                                                                          ================      ===============



















                                                        EXHIBIT 11.01



                                            COMPUTATION OF EARNINGS PER SHARE
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                FOR THE NINE MONTHS ENDED
                                                                              May 31,             May 31,
                                                                                1998                1999
                                                                          ----------------     ---------------
BASIC EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING
                                                                          ----------------     ---------------
   DURING THE PERIOD                                                               37,899              38,415
                                                                          ================     ===============

NET INCOME  APPLICABLE TO COMMON SHARES                                      $     19,033       $      16,644
                                                                          ================     ===============
   BASIC EARNINGS PER SHARE                                                $         0.50       $        0.43
                                                                          ================     ===============


DILUTED EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF SHARES                                                  37,899              38,415
    OF COMMON STOCK OUTSTANDING
    DURING THE PERIOD

WEIGHTED AVERAGE NUMBER OF SHARES
    ATTRIBUTED TO CONVERTIBLE PREFERRED STOCK                                         800                 800

NUMBER OF SHARES ATTRIBUTED TO
    COMMON STOCK EQUIVALENTS                                                        1,817               1,595

WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING
   DURING THE PERIOD FOR COMPUTATION
                                                                          ================     ===============
   OF DILUTED EARNINGS PER SHARE                                                   40,516              40,810
                                                                          ================     ===============


   NET INCOME                                                             $        19,105       $      16,716

                                                                          ================     ===============
   DILUTED EARNINGS PER SHARE                                              $         0.47       $        0.41
                                                                          ================     ===============