Form 10-K
period 1999-08-31
DELTA & PINE LAND CO
filed 1999-11-29
CIK 902277

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 1999

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-21788


                           DELTA AND PINE LAND COMPANY
             (Exact name of registrant as specified in its charter)

Delaware                                                              62-1040440
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

One Cotton Row, Scott, Mississippi                                         38772
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (662) 742-4000

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
Title of each class                                on which registered
-------------------                                -------------------
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

                                 Yes X       No
                                    ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on October 31, 1999 as reported on the New York Stock Exchange, was approximately $651,438,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 31, 1999, Registrant had outstanding 38,685,482 shares of Common Stock.

                                     PART I

ITEM 1.   BUSINESS

Domestic

On May 8, 1998, Delta and Pine Land Company ("DPLC") entered into a Merger Agreement with Monsanto Company ("Monsanto"), pursuant to which DPLC would be merged with and into Monsanto. This agreement has been approved by DPLC's stockholders but is subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under terms of the agreement, DPLC's stockholders will be entitled to receive 0.8625 shares of Monsanto's common stock in exchange for each share of DPLC stock they hold. At a Special Shareholders Meeting held on November 30, 1998, the shareholders approved the Merger Agreement and Plan of Merger. The Merger Agreement originally had an expiration date of June 30, 1999. However, DPLC could extend the period of time in which to complete the merger until December 31, 1999 or under certain circumstances to June 30, 2000. On May 21, 1999, DPLC and Monsanto agreed to extend the time for completing the merger from June 30, 1999 until December 31, 1999, with an option for DPLC to extend this deadline to June 30, 2000.

Delta and Pine Land Company, a Delaware corporation, and subsidiaries ("D&PL" or the "Company") is primarily engaged in the breeding, production, conditioning and marketing of proprietary varieties of cotton planting seed in the United States and other cotton producing nations. D&PL also breeds, produces, conditions and distributes soybean planting seed in the United States.

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

In 1980, D&PL added soybean seed to its product line. In 1996, D&PL commenced commercial sales in the United States of cotton planting seed containing Bollgard(R) gene technology licensed from Monsanto which expresses a protein toxic to certain lepidopteran cotton pests. Since 1997, D&PL has marketed in the U.S. cotton planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready(R) Cotton"). In 1997, D&PL commenced commercial sales in the U.S. of soybean planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready Soybeans").

International

During the 1980's, as a component of its long-term growth strategy, the Company began to market its products, primarily cottonseed, internationally. Over a period of years, the Company has strengthened and expanded its international staff in order to support its expanding international business, primarily through joint ventures. In foreign countries, cotton acreage is often planted with farmer-saved seed which has not been delinted or treated and is of low overall quality. Management believes that D&PL has an attractive opportunity to penetrate foreign markets because of its widely adaptable, superior cotton varieties, technological know-how in producing and conditioning high-quality seed and brand name recognition. Furthermore, in many countries the Bollgard gene technology and Roundup Ready gene technology licensed from Monsanto is effective and could bring value to farmers.

D&PL sells its products in foreign countries through (i) export sales from the U.S., (ii) direct in-country operations and to a lesser degree (iii) distributors or licensees. The method varies and evolves, depending upon the Company's assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. Prior to 1999, a majority of the Company's international sales resulted from exports from the U.S. of the Company's products rather than direct in-country operations. In 1999, direct in-country operations through joint ventures or subsidiaries (primarily, Australia, China and South Africa) comprised over one-half of total international sales which represent approximately 10% of consolidated sales.

Joint Ventures

D&M International, LLC, is a venture formed in 1995 through which D&PL (the managing member) and Monsanto plan to introduce, in combination, cotton planting seed in international markets combining D&PL's acid delinting technology and elite germplasm and Monsanto's Bollgard and Roundup Ready gene technologies. In November 1995, D&M International, LLC formed a subsidiary, D&PL China Pte Ltd. ("D&PL China"). In November 1996, D&PL China formed with parties in Hebei Province, one of the major cotton producing regions in the People's Republic of China, Hebei Ji Dai Cottonseed Technology Company Ltd. ("Ji Dai"), a joint venture controlled by D&PL China. In June 1997, Ji Dai commenced construction of a cottonseed conditioning and storage facility in Shijiazhuang, Hebei Province, China, under terms of the joint venture agreement. The new facility was completed in December 1997 and seed processing and sales commenced in 1998.

In December 1997, D&M International, LLC, formed a joint venture with Ciagro S.R.L. ("Ciagro"), a distributor of agricultural inputs in the Argentine cotton region, for the production and sale of genetically improved cottonseed. CDM Mandiyu S.R.L., is owned 60% by D&M International, LLC, and 40% by Ciagro. The cotton region, primarily comprised of the Provinces of Chaco, Santiago del Estero, Salta and Jujuy, presently has 1.8 million acres of cotton requiring 15,000 tons of cotton planting seed per year. CDM Mandiyu S.R.L. has been licensed to sell D&PL cotton varieties containing Monsanto's Bollgard gene technology. Sales of such varieties commenced in 1999. Future plans include the production and sale of Roundup Ready cottonseed varieties pending government approval.

In July 1998, D&PL China and the Anhui Provincial Seed Corporation formed a joint venture, Anhui An Dai Cotton Seed Technology Company, Ltd. ("An Dai") which is located in Hefei City, Anhui Province, China. Under the terms of the joint venture agreement, the newly formed entity will produce, condition and sell acid delinted D&PL varieties of cottonseed which contain Monsanto's Bollgard gene. In the fall of 1998, An Dai harvested sufficient seed from seed plots in Anhui to plant up to 250,000 acres. The joint venture did not receive authority to operate from the Chinese government until after the 1999 selling season was completed. Therefore, commercial sales are expected to commence in early 2000.

In November 1998, D&M International LLC and Maeda Administracao e Participacoes Ltda, an affiliate of Agropem - Agro Pecuria Maeda S.A., formed a joint venture in Minas Gerais, Brazil. The new company, MDM Maeda Deltapine Monsanto Algodao Ltda., will produce, condition and sell acid-delinted D&PL varieties of cotton planting seed. The new company produced and delinted enough cottonseed of conventional varieties in 1999 to plant up to 900,000 acres. The newly formed company will introduce transgenic cottonseed varieties, both Bollgard and Roundup Ready, to the Brazilian market as soon government approvals are obtained.

Subsidiaries

The Company's delinting plants in Groblersdal, South Africa and Catamarca, Argentina process foundation seed grown in these countries. The use of Southern Hemisphere winter nurseries and seed production programs such as these can accelerate the introduction of new varieties because D&PL can raise at least two crops per year by taking advantage of the Southern Hemisphere growing season. The Company maintains a winter nursery in Costa Rica and is currently constructing a delinting plant there to process foundation seed for export to the United States. Multiple winter nursery locations are used to manage seed production risks.

Deltapine Australia Pte. Ltd., a wholly owned Australian subsidiary of DPLC, conducts breeding, production, conditioning and marketing of cotton planting seed in Australia. Certain varieties developed in Australia are well adapted to other Southern Hemisphere cotton producing countries and Australian developed varieties are exported to these areas. The Company sells seed of both conventional and transgenic varieties in Australia. The Company, through its Australian operations, is identifying smaller potential export markets for the Company's products throughout Southeast Asia. The adaptability of the Company's germplasm must be evaluated in the target markets before such sales can be made. The recent instability of the economies in some of the countries in this region will make successful market development difficult.

Employees

As of October 31, 1999, the Company employed a total of 555 full time employees worldwide. Due to the nature of the business, the Company utilizes seasonal employees in its delinting plants and its research and foundation seed programs. The maximum number of seasonal employees approximates 300 and typically occurs in October and November of each year. The Company considers its employee relations to be good.

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

In 1996, the Company acquired Hartz Cotton, Inc. from Monsanto, which included inventories of cotton planting seed of Hartz upland picker varieties, germplasm, breeding stocks, trademarks, trade names and other assets, for approximately $6.0 million. The consideration consisted primarily of 1,066,667 shares (after all stock splits) of the Company's Series M Convertible Non-Voting Preferred Stock.

In 1994, D&PL acquired the Paymaster and Lankart cotton planting seed business ("Paymaster"), for approximately $14.0 million. Since the 1940's, the Paymaster(R) and Lankart(R) upland stripper cottonseed varieties have been developed for and marketed primarily in the High Plains of Texas and Oklahoma (the "High Plains"). Although the Paymaster varieties are planted on approximately 80% of the estimated 4.0 to 5.0 million cotton acres in the High Plains, only a portion of that seed is actually sold by Paymaster. Farmer-saved seed accounts for a significant portion of the seed needed to plant the acreage in this market area. Prior to 1997, the seed needed to plant the remaining acreage was sold by Paymaster and its 12 sales associates through a certified seed program. Under this program, Paymaster sold parent seed to its contract growers who planted, produced and harvested the progeny of the parent seed, which Paymaster then purchased from the growers. The progeny of the parent seed was then sold by Paymaster to the sales associates who in turn delinted, conditioned, bagged and sold it to others as certified seed. The sales associates paid a royalty to Paymaster on certified seed sales. Beginning in fiscal 1997, the certified seed program was discontinued and the Company, in addition to producing parent seed, commenced delinting, conditioning and bagging finished seed. Unconditioned seed is also supplied by D&PL to two contract processors who delint, condition and bag seed for a fee. This finished seed is sold by Paymaster to distributors and dealers.

The Company acquired, in 1994, from the Supima Association of America ("Supima") certain planting seed inventory, the right to use the Supima(R) trade name and trademark and the right to distribute Pima extra-long staple (fiber-length) cotton varieties. D&PL also entered into a research agreement with a third party to develop Pima varieties that allows D&PL the right of first refusal for any Pima varieties developed under this program. Pima seed is produced, conditioned and sold by D&PL to distributors and dealers.

Biotechnology

Collaborative biotechnology licensing agreements, which were executed with Monsanto in 1992 and subsequently revised in 1993 and 1996, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in D&PL's varieties. The selected Bt is a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. This transgenic plant tissue is lethal to certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to D&PL for use under the trade name Bollgard. In D&PL's primary markets, the cost of insecticides is the largest single expenditure for many cotton growers. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, Monsanto was notified that the United States Environmental Protection Agency ("EPA") had completed its initial registration of the Bollgard gene technology, thus clearing the way for commercial sales of seed containing the Bollgard gene. In 1996, D&PL sold commercially for the first time two Deltapine varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") between the Company and Monsanto. This initial EPA registration expires on January 1, 2001, at which time the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.

Pursuant to the terms of the Bollgard Agreement, farmers must buy a limited use sublicense for the technology from D&M Partners, a partnership of D&PL and Monsanto, in order to purchase seed containing the Bollgard gene technology. The distributor/dealers who coordinate the farmer licensing process receive a service payment not to exceed 20% of the technology sublicensing fee. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 71% of the net sublicense fee (technology sublicensing fees less distributor/dealer payments) and D&PL retains 29% for its services. The license agreement continues until the later of the expiration of all patent rights or October 2008. D&M Partners contracts the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto, and therefore may be affected by Monsanto's year 2000 compliance issues. See "Year 2000 Readiness Disclosure" and "Outlook" sections contained in Item 1.

Pursuant to the Bollgard Agreement, Monsanto must defend and indemnify D&PL against claims of patent infringement, including all damages awarded or amounts paid in settlements. Monsanto must also indemnify D&PL against a) costs of inventory and b) lost profits on inventory which becomes unsaleable because of patent infringement claims. Monsanto must defend any claims of failure of performance of a Bollgard gene. Monsanto and D&PL share the cost of any product performance claims in proportion to each party's share of the royalty. Indemnity from Monsanto only covers performance claims involving failure of performance of the Bollgard gene and not claims arising from other causes.

D&PL has also developed transgenic cotton varieties that are tolerant to Roundup, a glyphosate-based herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. In February 1996, the Company and Monsanto executed the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") which provides for the commercialization of Roundup Ready cottonseed. The Roundup Ready Agreement grants a license to D&PL and certain of its affiliates the right in the United States to sell cottonseed of D&PL's varieties that contain Monsanto's Roundup Ready gene. The Roundup Ready gene makes cotton plants tolerant to contact with Roundup herbicide. Similar to the Bollgard Agreement, farmers must execute limited use sublicenses in order to purchase seed containing the Roundup Ready Gene. The distributors/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee. D&PL's portion of the Roundup Ready technology fee varies depending on the technology fee per acre established by Monsanto. In 1998 and 1999, D&M Partners paid Monsanto approximately 70% of the Roundup Ready technology fees and D&PL retained the remaining 30%.

Monsanto must defend and indemnify D&PL against claims of patent infringement, including all damages awarded or amounts paid in settlements. Monsanto will also indemnify D&PL against the cost of inventory that becomes unsaleable because of patent infringement claims, but Monsanto is not required to indemnify D&PL against lost profits on such unsaleable seed. In contrast with the Bollgard Gene License where the cost of gene performance claims will be shared in proportion to the division of sublicense revenue, Monsanto must defend and must bear the full cost of any claims of failure of performance of the Roundup Ready Gene. In both agreements, generally, D&PL is responsible for varietal/seed performance issues, and Monsanto is responsible for failure of the genes.

In 1999, the Company offered for sale 18 cotton planting seed varieties that contained the Bollgard gene technology, 16 cotton planting seed varieties that contain the Roundup Ready gene technology, 16 varieties that contain both technologies, and 54 conventional varieties.

In February 1997, the Company and Monsanto executed the Roundup Ready Soybean License Agreement (the "Roundup Ready Soybean Agreement") which provides for the commercialization of Roundup Ready soybean seed and has provisions similar to the Roundup Ready Agreement for cottonseed.

On July 27, 1999, United States Patent No. 5,929,300 was issued to the United States of America as represented by the Secretary of Agriculture (USDA) entitled POLLEN BASED TRANSFORMATION SYSTEM USING SOLID MEDIA. D&PL has an option to obtain a license for pollen transformation, subject to certain rights reserved to the USDA. D&PL has notified the USDA of its intention to exercise its rights. The patent covers transformation of plants.

In March 1998, D&PL was granted United States Patent No. 5,723,765, entitled CONTROL OF PLANT GENE EXPRESSION. This patent is owned jointly by D&PL and the United States of America, as represented by the Secretary of Agriculture. The patent broadly covers plants and seed, both transgenic and conventional, of all species for a system designed to allow control of progeny seed viability without harming the crop. The principal application of the technology will be to control unauthorized planting of seed of proprietary varieties (sometimes called "brown bagging") by making such practice non-economic since unauthorized saved seed will not germinate, and would be useless for planting. The patent has the prospect of opening significant worldwide seed markets to the sale of transgenic technology in varietal crops in which crop seed currently is saved and used in subsequent seasons as planting seed. D&PL has stated it intends that licensing of this technology will be made widely available to other seed companies.

Both patents were developed from a research program conducted pursuant to a Cooperative Research and Development Agreement between D&PL and the U.S. Department of Agriculture's Agricultural Research Service in Lubbock, Texas. The technologies resulted from basic research and will require further development, which is already underway, in order to be used in commercial seed. The Company estimates that it will be several years before these technologies could be available commercially.


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

The Company has license, research and development, confidentiality and material transfer agreements with providers of technology that the Company is evaluating for potential commercial applications and/or introduction. The Company also contracts with third parties to perform research on the Company's behalf for enabling and other technologies that the Company believes have potential commercial applications in varietal crops around the world. The Company's aggregate research and development costs were $13.7 million, $16.7 million and $18.7 million during 1997, 1998 and 1999, respectively.

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

Although cotton is varietal and, therefore, can be grown from seed of parent plants saved by the growers, most farmers in D&PL's primary domestic markets purchase seed from commercial sources each season because cottonseed requires delinting prior to seed treatment with chemicals and in order to be sown by modern planting equipment. Delinting and conditioning may be done either by a seed company on its proprietary seed or by independent delinters for farmers. Modern cotton farmers in upland picker areas generally recognize the greater assurance of genetic purity, quality and convenience that professionally grown and conditioned seed offers compared to seed they might save. Additionally, Federal patent law makes unlawful any unauthorized planting of seed containing patented genetic technology saved from prior crops.

In connection with its seed operations, the Company farms approximately 2,600 acres in the U.S., primarily for research purposes and for production of cotton and soybean foundation seed. The Company has annual agreements with various growers to produce seed for cotton and soybeans. The growers plant parent seed purchased from the Company and follow quality assurance procedures required for seed production. If the grower adheres to established Company quality assurance standards throughout the growing season and if the seed meets Company standards upon harvest, the Company may be obligated to purchase specified minimum quantities of seed, usually in its first and second fiscal quarters, at prices equal to the commodity market price of the seed plus a grower premium. The Company then conditions the seed for sale.

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

Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized based on the number of acres expected to be planted with such seed when the seed is shipped. Prior to 1998, licensing fees were based on the estimated number of acres that farmers represented would be planted with the seed purchased. In 1998 and 1999, the licensing fee charged to farmers was based on pre-established planting rates for seven geographic regions and the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors. Revenue is recognized based on the established technology fee per unit shipped to each geographic region. Domestically, the Company promotes its cotton and soybean seed directly to farmers and sells its seed through distributors and dealers. All of the Company's domestic seed products (including Bollgard and Roundup Ready technologies) are subject to return or credit, which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during the Company's third and fourth quarters. The Company provides for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to the Company's operating results are recorded when such differences become known, typically in the Company's fourth quarter. All significant returns occur or are accounted for by fiscal year end. International export seed revenues are recognized on the date seed is shipped or the date letters of credit are cleared, whichever is later. Generally, international export sales are not subject to return.

Euro Currency Conversion

On January 1, 1999, the euro became the common legal currency of 11 of the 15 member countries of the European Union. On that date, the participating countries fixed conversion rates between their sovereign currencies ("legacy currencies") and the euro. On January 4, 1999, the euro began trading on currency exchanges and became available for non-cash transactions. The legacy currencies will remain legal tender through December 31, 2001. Beginning January 2, 2002, euro-denominated bills and coins will be introduced, and by July 1, 2002, legacy currencies will no longer be legal tender. To date, D&PL has not been affected by the euro currency conversion.

Year 2000 Readiness Disclosure

Beginning in 1996, D&PL initiated its Global Year 2000 program to ensure that its infrastructure and information systems comply with the systems requirements for the year 2000. The program includes the following phases: identifying systems that need to be replaced or fixed; assessing the extent of the work required; prioritizing the work; and successfully completing the associated action plans. D&PL has essentially completed the first three phases of the program and is now primarily in the implementation phase. Based on available knowledge, the majority of systems, including critical business systems, comply with year 2000 requirements, due in large part to the installation in fiscal 1997 of a third party software system that is year 2000 compliant, at a cost in excess of $3.0 million. Contingency plans were developed for all critical vendor products and services. These plans identify critical functions, acceptable delay times and business resumption strategies. The major task remaining is completion of the implementation of the Desktop Redeployment Plan. The Company continues to evaluate the estimated costs associated with the year 2000 compliance based on actual experience. While the year 2000 efforts involve additional costs, D&PL believes, based on available information, that it will be able to manage its in-house year 2000 transition issues without any material adverse effect on its business operations or financial position. Total cost incurred to date for year 2000 considerations (excluding third party software) approximate $600,000 and the Company estimates an additional $250,000 will be spent to complete the year 2000 compliance process.

D&PL also has contacted its major suppliers and customers to assess their preparations for the year 2000. These actions are taken to help mitigate the possible external impact of year 2000 issues. Even so, presently it is not feasible to fully assess the potential consequences if service interruptions occur from suppliers or in such infrastructure areas as utilities, communications, transportation, banking and government. In addition, it is not feasible to fully assess the potential consequences if D&PL's customers are not compliant. D&PL has developed business continuity plans to minimize the impact of such external events. D&M Partners (a partnership of which D&PL owns 90% and Monsanto owns 10%) contracts with Monsanto to 1) administer sublicensing to farmers the right to use the Bollgard and Roundup Ready technologies, 2) bill for such technologies and 3) collect the sublicensing revenues for using technology. In its 1998 Annual Report, Monsanto disclosed that all year 2000 remediation work for its internal systems would be completed by the third calendar quarter of 1999. Monsanto also plans to have contingency plans in place by the third quarter of 1999 in areas deemed high risk. The Company is not able to predict at the present time the impact, if any, on its business if Monsanto is unable to resolve its year 2000 issues successfully.

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

     DPLC's contemplated merger with Monsanto is subject to approval by the United States Department of Justice, Antitrust Division (USDOJ). The inability to complete this merger may have a material effect on the Company. However, such effect is not known at this time.

     Demand for D&PL's seed will be affected by government programs and policies and most importantly, by weather. Demand for seed is also influenced by commodity prices and the demand for a crop's end-uses such as textiles, animal feed, food and raw materials for industrial use. These factors, along with weather, influence the cost and availability of seed for subsequent seasons. Weather impacts crop yields, commodity prices and the planting decisions that farmers make regarding both original planting commitments and, when necessary, replanting levels.

     The planting seed market is highly competitive, and D&PL varieties face competition from a number of seed companies, diversified chemical companies, agricultural biotechnology companies, governmental agencies and academic and scientific institutions. A number of chemical and biotechnology companies have seed production and/or distribution capabilities to ensure market access for new seed products and new technologies that may compete with the Bollgard and Roundup Ready gene technologies. The Company's seed products and technologies contained therein may encounter substantial competition from technological advances by others or products from new market entrants. Many of the Company's competitors are, or are affiliated with, large diversified companies that have substantially greater resources than the Company.

     The production, distribution or sale of crop seed in or to foreign markets may be subject to special risks, including fluctuations in foreign currency, exchange rate controls, expropriation, nationalization and other agricultural, economic, tax and regulatory policies of foreign governments. Particular policies which may affect the domestic and international operations of D&PL include the use of and the acceptance of products that were produced from plants that were genetically modified, the testing, quarantine and other restrictions relating to the import and export of plants and seed products and the availability (or lack thereof) of proprietary protection for plant products. In addition, United States government policies, particularly those affecting foreign trade and investment, may impact the Company's international operations.

     The recent publicity related to genetically modified organisms ("GMO's") or products made from plants that contain GMO's may have an effect on the Company's sales in the future. In 1999, approximately 80% of the Company's cotton seed that was sold contained either the Bollgard, Roundup Ready, or both gene technologies and 64% of the Company's soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the alleged concern over finished products that contain GMO's could impact demand for crops raised from seed containing such traits.

     Due to the varying levels of agricultural and social development of the international markets in which the Company operates and because of factors within the particular international markets targeted by the Company, international profitability and growth may be less stable and predictable than domestic profitability and growth.

     Overall profitability will depend on the factors noted above as well as weather conditions, government policies in all countries where the Company sells products and operates, worldwide commodity prices, the Company's ability to successfully open new international markets, the Company's ability to successfully continue the development of the High Plains market, the technology partners' ability to obtain timely government approval (and maintain such approval) for existing and for additional biotechnology products on which they and the Company are working and the Company's ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to successfully complete these projects may affect future profitability.

See "Risks and Uncertainties" in Item 7.


ITEM 2.   PROPERTIES

D&PL maintains facilities primarily used for research, delinting, conditioning, storage and distribution. The Company's headquarters is located in Scott, Mississippi. This location is used for corporate offices, quality assurance, research and development, sales and marketing, seed production, and cotton planting seed delinting, conditioning and storage.

The Company's other owned cottonseed delinting, conditioning and storage facilities are in: Chandler, Arizona (on leased land); Eloy, Arizona; Hollandale, Mississippi; Tunica, Mississippi; Aiken, Texas and Lubbock, Texas. The Company has a soybean processing plant in Harrisburg, Arkansas. The Company also owns cottonseed delinting facilities in Narromine, New South Wales, Australia, Groblersdal, South Africa, Shijiazhuang, Hebei, China (through a Chinese joint venture), and Saenz Pena, Chaco, Argentina (through an Argentine joint venture).

The Company's delinting and conditioning facilities in Scott, Mississippi, Centre, Alabama, and Tunica, Mississippi were idled in conjunction with a production and cost optimization program in 1997. The Scott, Mississippi facility was used for delinting and conditioning during 1999. In 1999, the Company sold its cottonseed delinting, conditioning, storage facilities and soybean processing plant in Centre, Alabama and its warehouse at Shelby, Mississippi. The Company leased an office building and certain seed storage facilities in Centre from the purchasers of that site.

The Company's plant breeders conduct research at eight facilities in the United States, five of which are owned by the Company and three of which are leased. The Company also leases research facilities in Australia, Brazil, and Greece. In connection with its foundation seed program, the Company leases land in the United States, Argentina, Costa Rica and South Africa.

All owned properties are free of encumbrances. Management believes that all of D&PL's facilities, including its conditioning, storage and research facilities, are well maintained and generally adequate to meet its needs for the foreseeable future. (See "Liquidity and Capital Resources" in Item 7).

World Headquarters                        Operations Facilities
------------------                        ---------------------
Scott, Mississippi, USA                   Scott, Mississippi, USA
                                          Hollandale, Mississippi, USA
Research Centers                          Tunica, Mississippi, USA
----------------                          Chandler, Arizona, USA
Scott, Mississippi, USA                   Eloy, Arizona, USA
Leland, Mississippi, USA                  Harrisburg, Arkansas, USA
Casa Grande, Arizona, USA                 Aiken, Texas, USA
Maricopa, Arizona, USA                    Lubbock, Texas, USA
Stuttgart, Arkansas, USA                  Catamarca, Argentina
Hartsville, South Carolina, USA           Saenz Pena, Chaco, Argentina
                                          Uberlandia, Minas Gerais, Brazil
Hale Center, Texas, USA                   Narromine, New South Wales, Australia
Lubbock, Texas, USA                       Hefei City, Anhui, People's Republic
Goondiwindi, Queensland, Australia            of China
Uberlandia, Minas Gerais, Brazil          Shijiazhuang, Hebei, People's Republic
Larissa, Greece                               of China
                                          San Jose, Costa Rica
                                          Groblersdal, South Africa


                                          Foreign Offices
                                          ---------------
                                          Narrabri, New South Wales, Australia
                                          Beijing, People's Republic of China
                                          Thessaloniki, Greece
                                          Mexicali, Mexico
                                          Mexico City, Mexico
                                          Zoetermeer, The Netherlands
                                          Asuncion, Paraguay
                                          Seville, Spain
                                          Izmir, Turkey

ITEM 3.   LEGAL PROCEEDINGS

On October 14, 1999, the Company, Monsanto and UAP/GA Ag. Chem. Inc. were named as defendants in two lawsuits filed by two cotton farmers in the United States District Court for the Western District of North Carolina. The suits allege, among other things, that certain varieties sold by the Company that contain the Roundup Ready gene, performed poorly, specifically including lack of tolerance to Roundup and poor germination. The Company and Monsanto have investigated the claims to determine the cause or causes of the alleged problems. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these claims to Monsanto and requested indemnify. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnity the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints.

On June 11, 1999, D&PL, Monsanto, Asgrow Seed Company, SF Services, Terral Seed, Inc., Valley Farmers Co-Op, Red River Co-Op, and Central Louisiana Grain Co-Op were named as defendants in a lawsuit filed in the Fourth Judicial District, Parish of Natchitoches, State of Louisiana. The suit alleges, among other things, that certain soybean seeds which contain the Roundup Ready(R) gene did not perform as advertised and did not produce promised yields. The plaintiffs in this case are seeking certification of a class of all purchasers of Roundup Ready soybeans during the years of 1997 and 1998. The Company and Monsanto are presently investigating the claim; however, they believe it to be without merit and their plan is to vigorously defend this lawsuit. Pursuant to the terms of the Roundup Ready Soybean Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto. Pursuant to the Roundup Ready Soybean Agreement, Monsanto is contractually obligated to defend and indemnify any and all claims arising out of the failure of glyphosate gene tolerance, and certain other types of claims. D&PL will have no right to indemnification from Monsanto, however, for any claim involving defects in seed and/or promotional representations made solely by D&PL without Monsanto's approval.
Such claims appear to be contained within this complaint.

The Company and Monsanto are named as defendants in four pending lawsuits filed in the State of Texas. Two lawsuits were filed in Lamb County, Texas on April 5, 1999; one lawsuit was filed in Lamb County, Texas on April 14, 1999; and one lawsuit was filed in Hockley County, Texas, on April 21, 1999. These lawsuits were removed to the United States District Court, Lubbock Division, but subsequently were remanded back to the state court where they were filed. In each case the plaintiff alleges, among other things, that certain cottonseed acquired from Paymaster which contained the Roundup Ready gene did not perform as the farmers had anticipated. These lawsuits also include varietal claims aimed solely at the Company. This litigation is identical to seed arbitration claims previously filed in the State of Texas which were concluded in the Company's favor. The Company and Monsanto have investigated the claims to determine the cause or causes of the alleged problems. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these claims to Monsanto and requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints.

The Company, Monsanto and other parties were named as defendants in a lawsuit filed in the Superior Court of Calhoun County, Georgia on April 19, 1999, which has been removed to the United States District Court of the Middle District of Georgia, Albany Division. The Company and Monsanto are presently investigating the claim to determine the cause or causes, if any, of the alleged problems. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto and requested indemnity, as Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defects in seed separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. This case was the subject of a seed arbitration case filed in Georgia during 1997 which was concluded in the Company's favor.

The Company and Monsanto were named as defendants in a lawsuit filed in the Circuit Court of the State of Missouri, County of Dunklin, on April 2, 1999. This case was subsequently removed to the United States District Court for the Eastern District of Missouri, but remanded back to the Circuit Court of the State of Missouri, County of Dunklin. This suit alleges that certain varieties of cotton offered for sale by D&PL were unmerchantable as a result of the alleged susceptibility to a malady referred to as bronze wilt. Although this litigation involves a transgenic variety, there is no allegation in the complaint sufficient to trigger any contractual obligation to defend or indemnify under the terms of the Roundup Ready Agreement. A settlement of this claim has been agreed to (but not yet consummated).

On March 30, 1999, the Company, Asgrow Seed Company, L.L.C., and Terra International were named as defendants in a lawsuit filed in the Fourth Judicial District Court, Parish of Morehouse, State of Louisiana, which has now been removed to the United States District Court for the Western District of Louisiana. The suit alleges, among other things, that certain soybean seed which contained the Roundup Ready gene did not properly germinate and did not perform as the farmer had anticipated and, in particular, did not fully protect their crops from damage following the application of Roundup. The Company and Monsanto are presently investigating the claim to determine the cause or causes, if any, of the alleged problem. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify any and all claims arising out of the failure of the glyphosate gene tolerance.

In 1999 and 1998, 45 farmers in Mississippi filed seed arbitration claims against the Company and Monsanto with the Mississippi Department of Agriculture arising from the 1998 cotton crop. The Mississippi Department of Agriculture dismissed all but 19 of those claims due to the failure of the farmer to provide adequate information. Those farmers, however, still have a right to pursue litigation should they so choose. The remaining arbitration claims were heard in March of 1999. The Company was exonerated from liability in 16 of those cases. Three cases resulted in the suggestion of nominal damages. Each of those farmers has, likewise, the right to pursue litigation should they so choose. Five of the 16 unsuccessful claimants from the 1998 crop year filed suit on May 21, 1999, in the Circuit Court of Bolivar County, Mississippi, against the Company and Monsanto. The Company and Monsanto are presently investigating the claims. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these claims to Monsanto and requested indemnity, as Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defects in seed separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. Additionally, one farmer in Mississippi has filed a seed arbitration claim against the Company with the Mississippi Department of Agriculture arising from the 1999 cotton crop. The Mississippi Department of Agriculture has not yet scheduled a hearing on this claim.

In 1999 and 1998, approximately 210 cotton farmers in Georgia had filed seed arbitration claims arising from the 1998 cotton crop against the Company, and in some cases, Monsanto. Approximately 180 of those cases have now been settled. Those settlements were achieved without any material impact on the Company's consolidated financial statements. The remaining claimants who had filed for the 1998 crop year still have the right to pursue litigation if they so choose. The Company believes that these claims can be resolved without any material impact on the Company's consolidated financial statements.

In 1999, approximately 31 cotton farmers in Georgia have filed seed arbitration claims against the Company and, in some cases, Monsanto, alleging damages for their 1999 crop. Six of these claims have been scheduled for hearing, four on January 11, 2000, and two on January 20, 2000. The Company and Monsanto are in the process of investigating these claims to determine the cause or causes, if any, of the alleged problems. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these seed arbitration claims to Monsanto and has requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification, however, for any claim involving defects in the seed, separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in some of the seed arbitration claims filed.

In 1998, one claim was filed with the Arkansas Seed Arbitration Council. A Motion to Dismiss has been filed. This case alleges that certain Roundup Ready cottonseed marketed by the Company in 1997 failed to perform as farmers had anticipated and caused the farmers to suffer crop loss. Pursuant to the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify any and all claims arising out of the failure of the glyphosate gene tolerance.

In 1999 and 1998, three farmers in the State of Florida had filed arbitration claims against the Company. Two of those claims have now been resolved. A hearing was conducted on the remaining claim on October 12, 1999; however, no ruling has yet been received.

The Company, certain subsidiaries of Monsanto and others were named as defendants in a lawsuit filed in the Civil District Court, Williamson County, Texas, 277th Judicial District, in April 1997. The plaintiffs allege, among other things, that certain cottonseed acquired from Monsanto in the Hartz Cotton acquisition and subsequently sold by the Company, failed to perform as represented allegedly resulting in lost yield. Pursuant to the Hartz Cotton acquisition agreement, the Company is entitled to indemnification from Monsanto for damages resulting from the sale of bagged seed inventories acquired by D&PL in that acquisition. Some or all of the seed involved in this case may meet this criteria and D&PL will therefore be entitled to indemnification from Monsanto for any losses resulting from such seed. In October 1999, this case was dismissed and the parties to this litigation, including the Company and Monsanto, agreed to mediate the claims which were the subject of this lawsuit. Should mediation fail, the parties have agreed to enter into binding arbitration.

The Company, Monsanto and other third parties were named as defendants in lawsuits filed (i) in the District Court of Falls County, Texas, in August 1996 and (ii) in the District Court of Robertson County, Texas, in March 1998. The plaintiffs allege, among other things, that D&PL's cottonseed varieties, which contain Monsanto's Bollgard gene, did not perform as the farmer had anticipated and, in particular, did not fully protect their cotton crops from certain lepidopteran insects. On or about October 8, 1999, a settlement of the Falls County case was agreed upon, but it has not yet been consummated.

In May 1998, five individual alleged shareholders brought suits against Monsanto, the Company and its Board of Directors ("Directors") in the Court of Chancery in New Castle County, Delaware. The complaints alleged that the consideration to be paid in the proposed merger of the Company with Monsanto is inadequate and that the Company's Directors breached their fiduciary duties to the Company's stockholders by voting to approve the Agreement and Plan of Merger, and that Monsanto aided and abetted the alleged breach of fiduciary duty. The complaints were consolidated into one action, which sought a declaration that the action was maintainable as a class action, that the merger be enjoined, or alternatively, rescinded, and/or an award of unspecified compensatory damages if the merger was consummated. A settlement agreement was reached with the named plaintiffs in November 1998. The parties intend to apply to the Court for a date for a hearing on approval of the settlement which, if approved, will not have a material effect on the Company's consolidated financial statements.

In October 1996, Mycogen Plant Science, Inc. and Agrigenetics, Inc. (collectively "Mycogen") filed a lawsuit in U.S. District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's recently issued patents have been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit, which went to trial in January 1998, sought injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. A jury found in favor of D&PL and Monsanto on issues of infringement. Mycogen subsequently re-filed a motion for a new trial and for a judgment in favor of Mycogen as a matter of law. The trial court has ruled in these motions holding for Mycogen on certain issues but sustaining the jury verdict in favor of D&PL and Monsanto. Mycogen has appealed to the U.S. Court of Appeals for the Federal Circuit. Pursuant to the terms of the Bollgard Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims and certain other losses and costs.

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $700,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have a material impact on the Company's consolidated financial statements. The Company continues to offer seed for sale in Guatemala.

On July 18, 1996, the United States Department of Justice, Antitrust Division ("USDOJ"), served a Civil Investigative Demand ("CID") on D&PL seeking information and documents in connection with its investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. (which own the outstanding common stock of Sure Grow Seed, Inc). The CID states that the USDOJ is investigating whether these transactions may have violated the provisions of Section 7 of the Clayton Act, 15 USC 18. D&PL has responded to the CID, employees were examined in 1997 by the USDOJ, and D&PL is committed to full cooperation with the USDOJ. At the present time, the ultimate outcome of the investigation cannot be predicted.

On August 9, 1999, D&PL and Monsanto received Civil Investigative Demands from the USDOJ, seeking to determine whether there have been any inappropriate exchanges of information between Monsanto and D&PL or if any prior acquisitions are likely to have substantially lessened competition in the sale or development of cottonseed or cottonseed genetic traits. D&PL is complying with the USDOJ's request for information and documents and with the recent Civil Investigative Demand.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

The Company's stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol DLP. The range of closing prices for these shares for the last two fiscal years, as reported by the NYSE after adjustment for a stock split, was as follows:


Common Stock Data*                      1st Qtr      2nd Qtr      3rd Qt     4th Qtr
------------------                      -------      -------      ------     -------
1998
Market Price Range  - Low              $  23.69    $  24.50    $  42.19    $  41.25
                    - High                32.56       39.19       53.75       49.94

1999
Market Price Range  - Low              $  25.62    $  29.31    $  28.38    $  26.75
                    - High                48.69       38.31       37.75       32.00

*   Amounts  have been adjusted for a stock split.

In October 1997, the Board of Directors authorized a 4 for 3 stock split for common and preferred shares outstanding effected in the form of a dividend, with no change in the par value per share, distributed on November 20, 1997 to the stockholders of record on November 10, 1997. The stock split described above has been reflected in the accompanying financial statements and elsewhere in this Annual Report.

Annual dividends of $0.12 per share were paid in 1998 and 1999. The Board of Directors maintained the quarterly dividend rate of $0.03 per share after the above stock split which in effect increased the dividend paid. It is anticipated that quarterly dividends of $0.03 per share will continue to be paid in the future. The Board of Directors reviews this policy quarterly, however, pursuant to the Merger Agreement, D&PL cannot increase the dividend rate without Monsanto's consent. See Footnote 13 to the Consolidated Financial Statements contained in Item 8 to this Part II. Aggregate dividends paid in 1999 were $4.8 million and should approximate $5.0 million in 2000.

On October 31, 1999, there were approximately 9,000 shareholders of the Company's 38,685,482 outstanding shares.

ITEM 6.   SELECTED FINANCIAL DATA


FINANCIAL HIGHLIGHTS                                            (In thousands, except per share amounts)

YEAR ENDED AUGUST 31,                                         1995       1996       1997       1998       1999
                                                              ----       ----       ----       ----       ----
Operating Results :
Net sales and licensing fees                              $ 98,950   $153,271   $183,249   $192,339   $260,465
Special charges, charges
    related to acquisitions and inventory
    write downs (1)                                           --        1,418     20,700     22,662     29,884
Net income applicable to common shares                      10,935     15,237      6,850      1,783      7,477
Balance Sheet Summary:
Current assets                                            $ 36,296   $111,940   $145,449   $174,502   $217,543
Current liabilities                                         24,695     75,966    112,524    116,136    172,040
Working capital                                             11,601     35,974     32,925     58,366     45,503
Total assets                                                87,542    179,660    220,656    251,791    295,758
Long-term debt                                              12,814     31,465     30,572     47,070     17,000
Stockholders' equity                                        47,860     69,341     72,531     80,651     89,404
Per Share Data:
Net income applicable to common shares -Basic(2)            $ 0.29   $   0.41   $   0.18   $   0.05   $   0.19
Book value(2)                                                 1.29       1.86       1.93       2.12       2.33
Cash dividends                                               0.045      0.062      0.078       0.12       0.12
Weighted average number of shares
  used in per share calculations - Basic(2)                 37,077     37,292     37,579     38,011     38,438
--------------------------------------------------------------------------------------------------------------

(1) In 1997, the Company announced a production and cost optimization program which resulted in the Company taking a special charge of $19.0 million along with $1.7 million for nonrecurring charges related to acquisitions. In 1998, the Company reported (a) a $17.5 million special charge for inventory write offs due to a reduction in cotton acreage in 1998, the realignment of the Company's product line to seed with new technologies and the recall of certain products that did not meet quality standards and (b) $5.1 million in costs associated with the Company's evaluation of various strategic alternatives and the Monsanto merger. In 1999, the Company reported a) special charges for inventory write-offs of $15.2 million resulting from the Company's decision to bring in additional seed in 1999 to ensure that ample seed of both transgenic and conventional varieties were available and since actual soybean sales were one-third less than expected, b) special charges of approximately $9.0 million related to the acquisition by Monsanto c) nonrecurring charges for severance pay and relocation expenses of $2.0 million related to a reorganization of the sales and marketing and technical services divisions and d) the loss on the disposal of fixed assets and other nonrecurring charges of $3.7 million.
(2)  Adjusted for the effects of applying SFAS No. 128, "Earnings Per Share".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Increased sales of the Company's transgenic cotton varieties containing the Bollgard and Roundup Ready gene technologies, or both, to 80% of total unit sales coupled with increased sales in Australia and China are the major reasons that D&PL reported record sales of $260.5 million up from $192.3 million in 1998. The Company sold in the U.S. sufficient quantities of seed containing the transgenic traits to plant approximately 6.7 million acres in 1999 versus approximately 3.8 million acres in 1998. Domestic upland cotton acreage increased to 14.2 million acres in 1999 from 13.1 million acres in 1998 even though cotton prices were at recent record lows. Since the prices of crops that compete for the cotton acreage in D&PL's primary territory (corn and soybeans) were also lower, cotton acreage was favorably affected.

Soybean unit sales, although 16% greater than 1998 levels, were significantly (one-third) lower than forecast. Since soybeans do not carry over from year to year, the inventory purchased to meet the demand that did not materialize was written down to net realizable value at year end.

Cottonseed sales by the Company's joint venture in China nearly doubled in 1999 over 1998 levels. The venture sold enough seed to plant over 300,000 acres up from 180,000 acres in 1998. In addition, the Company's Australian subsidiary's sales doubled due to the sale of transgenic products and, as a result, reported its first ever operating profit which reduced the pretax operating loss from all international operations to $2.1 million in 1999 from $3.0 million in 1998.

Due to the  uncertainty  by the  Company  of  planted  acres  in  1999,  and the
Company's uncertainty of the rate at which farmers would continue to plant transgenic products compared to conventional products, the Company purchased additional quantities of seed to ensure that it had an adequate supply of seed of both conventional and transgenic varieties to meet demand by its farmer customers. The accelerated shift to transgenic cottonseed products which complicates inventory management and product line design, coupled with significantly less than expected soybean sales, resulted in the Company recording inventory write-offs of $15.2 million in excess of normal levels. Such excess portion is separately stated as a component of cost of sales.

In July 1999, the Company announced the consolidation of the three divisional sales and marketing staffs and three divisional technical services staffs into one corporate wide sales and marketing team and one corporate wide technical services team that will serve the three brands (Deltapine, SureGrow, and Paymaster). Approximately forty salaried positions were eliminated which generated severance pay and relocation costs of approximately $2 million which were recorded as special charges. Future savings are expected to be $4 million annually. The three divisional research programs were combined into a single company wide program, and two new research programs were launched in the Company's effort to invest its resources where it believes it has the best opportunity for developing new products for commercial introduction.

In 1998, the Company recorded special and nonrecurring pretax charges of $22,662,000 that relate to additional inventory reserves and, to a lesser degree, costs related to the evaluation of various strategic alternatives which ultimately resulted in the Company entering into the Merger Agreement with Monsanto. The unprecedented level of inventory reserves and write-offs were a result of excess inventory quantities resulting from a 7% reduction in acreage and the realignment of the Company's product line. Furthermore, the Company's domestic market share declined which the Company believes resulted from the second quarter recall of certain varieties that did not meet quality standards that contained both the Bollgard and Roundup Ready gene technologies. The accelerated shift to transgenic products significantly complicates inventory management and product line design and will require continued dedicated efforts to effectively manage the Company's changing product line. The costs related to the merger are primarily fees for legal advice, investment bankers and other professionals.

In 1997, D&PL announced a program to optimize production cost and operating efficiencies which included the idling of three of its less efficient delinting plants, the write down of assets whose value has been impaired as a result of implementing the plan, plant consolidation costs relating to implementation of a new process manufacturing system and costs to phase out certain products. The Company reduced its existing domestic work force as a result of the plant closings and by offering an early retirement program to all employees who met certain criteria.

Net Sales and Licensing Fees

In 1999, D&PL's consolidated net sales and licensing fees increased 35.5% to $260.5 million from 1998 sales of $192.3 million. The increase is primarily the result of (a) increased sales of upland picker cottonseed varieties that contain either or both of the Bollgard and Roundup Ready genes, (b) increased sales of Roundup Ready soybeans and (c ) record sales reported by the Australian subsidiary and the joint venture in China. In 1999, transgenic cottonseed sales comprised approximately 80% of total domestic unit sales of cottonseed, compared to approximately 65% in 1998. Roundup Ready soybean units comprised approximately 64% of total units sold in 1999 compared to 44% in 1998. International sales increased to $26.5 million in 1999 from $21.7 million in 1998 due to sales increases in Australia and China which resulted in both entities reporting profits in 1999. The effects of these increases were partially offset by a decline in export sales to Mexico which was caused by a reduction in planted cotton acreage due to inclement weather and lower commodity prices.

In 1998, D&PL's consolidated net sales and licensing fees increased 5.0% to $192.3 million from 1997 sales of $183.2 million. The increase is primarily the result of (a) increased sales of stripper cottonseed containing Monsanto's Roundup Ready gene (b) increased sales of picker cottonseed containing both the Bollgard and Roundup Ready genes, and (c) the commercial introduction of soybean seed containing Monsanto's Roundup Ready gene. These increases were partially offset by lower sales of picker cottonseed varieties resulting from inclement weather during the planting season and commodity prices. The USDA estimated that the planted cotton acreage approximated 12.8 million acres in 1998 (subsequently revised to 13.1 million) which is a decrease from 1997 cotton acres planted of
13.8 million. Soybean unit sales increased 8.7% over 1997 due to increased planted soybean acres and market share gains by the Company's varieties. In 1998, the Company and Monsanto changed the method used to calculate the acres to be used for billing purposes for the Bollgard and Roundup Ready gene technologies. In prior years, the farmers were billed based on their stated planting rates, which, if within a prescribed range for a particular geographic territory, were used for purposes of calculating the number of licensed acres and therefore billable acres. In 1998, assumed planting rates were established by D&PL and Monsanto for seven specific territories and farmers were billed for the number of acres that could be planted for each bag of seed sold, using the predetermined territorial formula. In 1998, total transgenic seed sales comprised approximately 65% of total domestic unit sales of cottonseed, compared to 36% in 1997. Roundup Ready soybean units comprised 44.0% of total units sold in 1998 versus less than 1% in 1997. International sales (including exports) increased 46.3% in 1998 to $21.8 million from $14.9 million in 1997, primarily from the initial sales derived from Hebei Jai Dai, the joint venture in Shiujiazhuang, Hebei, People's Republic of China.

Gross Profit

D&PL's consolidated gross profit after special cotton and soybean seed inventory write-offs of $15.2 million was $75.2 million in 1999 compared to $53.6 million in 1998. Special pretax charges of $15.2 million were recorded in 1999 that relate to the write-off of excess cottonseed and soybean seed. The cottonseed was purchased to ensure that D&PL had ample supplies of both conventional and transgenic cottonseed varieties since management was uncertain of the ultimate sales mix for the 1999 season. Commodity prices of corn, cotton and soybeans, and their impact on farmer planting decisions, the increased flexibility of planting decisions by farmers afforded by the Freedom to Farm Act, coupled with wide scale availability in 1999 of cottonseed of varieties that contained both the Bollgard and Roundup Ready genes (which were available only in limited quantities and varieties in 1998) as well as the introduction of new varieties, made forecasting with any degree of certainty difficult. The Company wanted to be prepared to meet farmer demand and purchased additional seed in 1999 to ensure it had adequate supplies of both conventional and transgenic varieties. Soybean seed sales were one-third less than planned for, and the resultant excess inventory (approximately $4 million) was written off at year end. The product line of both cotton and soybeans continue to realign to those varieties with transgenic traits. Gross margin (expressed as a percentage of sales) before special inventory charges was 35% in 1999 compared to 36% in 1998. The decline is attributable to increased sales of transgenic cottonseed varieties which carry a lower gross margin compared to conventional varieties since the Company's gross margin on technology fees approximates 30%.

D&PL's consolidated gross profit after special and nonrecurring charges was $53.6 million in 1998 compared to $55.5 million in 1997. Special pretax charges of approximately $17.5 million were recorded in 1998 that relate to (a) additional inventory reserves established to provide for excess inventory resulting from a 7% reduction in planted cotton acres in 1998 and the further realignment of the Company's product line to seed with new technologies, and (b) a recall of certain products that did not meet the Company's quality standards. Gross margin (expressed as a percentage of sales) before the special charges was consistent between 1998 and 1997 at 36%.

Operating Expenses

Operating expenses before special charges increased to $46.4 million in 1999 from $42.2 million in 1998 due in part to international joint ventures. Recurring operating expenses are expected to remain consistent in 2000 with 1999 levels. Special charges related to severance pay and benefits of $2.0 million resulting from the elimination of the divisional sales and marketing and divisional technical services staffs, and costs associated with the merger with Monsanto which approximated $9.0 million, are included as operating expenses. These charges are in addition to the inventory write-offs noted earlier which are recorded as cost of sales. In 1998, the Company's total operating expenses increased, as planned, to $42.2 million before special charges, from $34.8 million before special charges in 1997.

Research and Development Expenses

Research and development expenses increased 12.3% to $18.7 million in 1999 from $16.7 million in 1998. The increase was primarily attributable to increased transgenic seed development activities, additional variety trials and seed testing and increased cotton research activities in Argentina, Australia, Brazil, China, Greece, and Spain. The Company expects further increases in research and development expenses in 2000 since it plans to start two new domestic cotton breeding programs.

Research and development expenses increased 22.0% to $16.7 million in 1998 from $13.7 million in 1997. The increase was primarily the result of additional transgenic costs associated with development and evaluation of new technologies, transformation of the Company's product line and collaboration with outside research providers.

Selling Expenses

Selling expenses increased 7.0% to $16.1 million in 1999 from $15.0 million in 1998. The increase is related to higher fees paid to the California Department of Food and Agriculture on seed sales, sales and marketing activities by the Company's joint ventures in Argentina and Brazil, increased advertising, and the costs associated with an incentive program designed to promote the sale of transgenic seed.

Selling expenses increased 35.8% in 1998 to $15.0 million from $11.1 in 1997. The increase was primarily due to an aggressive advertising and promotional program and expansion of international sales and marketing in China.

General and Administrative Expenses

General and administrative expenses increased 10.7% to $11.6 million in 1999 from $10.5 million in 1998. The increase relates to expenses related to operations in Argentina and Brazil and higher legal fees associated with non U.S. patents, trademark and variety registrations. General and administrative expenses were essentially flat between 1998 and 1997.

Special Charges and Unusual Charges Related to Acquisitions

The Company incurred approximately $9.0 million in costs related to the planned merger with Monsanto. Such costs are primarily legal and professional fees and reserves established for losses on the planned disposition of certain assets that may be necessary to close the merger with Monsanto. The Company also paid severance and related benefits of approximately $2.0 million to approximately forty employees who were terminated in August, 1999 in connection with the reorganization of the sales and marketing and technical services departments.

In connection with the evaluation and pursuit of various strategic alternatives and ultimately the planned merger with Monsanto (see Item 1), the Company incurred, in 1998, approximately $5.1 million associated with legal, investment banker and other professional fees.

In connection with the 1997 production and cost optimization program, the Company recorded or special charge of $19.0 million of which $11.5 million was included in cost of sales and $7.5 million was included in operating expenses. These charges include costs associated with the plan to optimize operating efficiencies, plant consolidation costs, costs to phase out certain products, the write down of assets whose value has been impaired as a result of the plan and, to a lesser extent, severance costs.

In connection with the merger with the Sure Grow Companies, the Company recorded approximately $1.7 million during fiscal 1997 for costs associated with this transaction including legal costs incurred in connection with the U. S. Department of Justice's review of that transaction.

Interest Expense

Interest expense net of interest income increased 8.1% to $3.5 million in 1999 from $3.2 million in 1998 which was attributable to higher bank fees and lower capitalized interest.

Interest expense increased 47.0% to $3.2 million in 1998 from $2.2 million in 1997. The increase was primarily due to higher outstanding borrowings throughout the year used to finance international ventures and higher inventory levels, the effects of which were partially offset by lower interest rates.

Other Income/Expense

In 1999, the Company recorded losses on the disposition of fixed assets and other non-recurring charges of $3.7 million. In 1997 and 1998, other income/expense included primarily gains on sales of fixed assets and accounts payable discounts received for early payments.

Net Income and Earnings Per Share

Net income applicable to common shares increased to $7.5 million in 1999 from $1.8 million in 1998 and $6.9 million in 1997. Net income per share (diluted) after special and nonrecurring charges was $0.18, $0.04 and $0.17 in 1999, 1998 and 1997, respectively. Net income per share (diluted) before special and nonrecurring charges was $0.66, $0.37 and $0.54 in 1999, 1998 and 1997, respectively. The number of shares deemed outstanding was 40.9 million, 40.8 million and 40.1 million in 1999, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company's business significantly impacts cash flow and working capital requirements. The Company maintains credit facilities, uses early payments by customers and uses cash from operations to fund working capital needs. For more than 18 years D&PL has borrowed on a short-term basis to meet seasonal working capital needs.

In the United States, D&PL purchases seed from contract growers in its first and second fiscal quarters. Seed conditioning, treating and packaging commence late in the first fiscal quarter and continue through the third fiscal quarter. Seasonal borrowings normally commence in the first fiscal quarter and peak in the third fiscal quarter. Loan repayments normally begin in the middle of the third fiscal quarter and are typically completed by the first fiscal quarter of the following year. D&PL also offers customers financial incentives to make early payments. In fiscal 1999, D&PL received approximately $10.2 million in early payments. To the extent D&PL attracts early payments from customers, bank borrowings under the credit facility are reduced.

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

In April 1998, the Company entered into a syndicated credit facility with its existing lender and two other financial institutions which provides for aggregate borrowings of $110 million. This agreement provides a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment is a long-term loan that may be borrowed upon at any time and is due April 1, 2001. The seasonal commitment is a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year and expires April 1, 2001. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants. At August 31, 1999, the Company had $38.0 million available for borrowing under the base commitment. In addition the lead lender has approved a $25.0 million credit line that can be activated by the Company as needed. On April 15, 1999, the Company activated the previously approved $25.0 million additional seasonal credit facility. Such facility was available from April 15, 1999 to September 1, 1999 and incurred interest at rates comparable to the existing facility.

The financial covenants under the loan agreements require the Company to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at the Company's other quarter ends)
(b) maintain a fixed charge ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and (c) maintain at all times tangible net worth of not less than the sum of (i) $40 million plus (ii) 50% of net income (but not losses) determined on the last day of each fiscal year, commencing with August 31, 1998. At August 31, 1998 and 1999 the Company's ratio of total liabilities to tangible net worth exceeded the permitted ratio. The financial institutions waived compliance with this covenant. See Note 4 of the Notes to Consolidated Financial Statements in Item 8.

Capital expenditures were $8.1 million, $10.2 million and $16.5 million in fiscal 1999, 1998 and 1997, respectively. The Company anticipates that domestic capital expenditures will approximate $8.0 million in 2000, excluding expected capital expenditures for foreign joint ventures which will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary. Capital expenditures in 2000 for international ventures are expected to range from $1.0 million to $2.0 million depending on the timing and outcome of such projects.

Cash provided from operations, early payments from customers and borrowings under the loan agreement should be sufficient to meet the Company's 2000 working capital needs.

RISKS AND UNCERTAINTIES

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, existing products, technical developments, new products, research and development activities, preparation for year 2000 issues, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those noted elsewhere in this Item and filing and the following:

     D&PL's contemplated merger with Monsanto is subject to approval by the United States Department of Justice Antitrust Division. The inability to complete this merger may have a material effect on the Company. However, such effect is not known at this time.

     Demand for D&PL's seed will be affected by government programs and policies and, most importantly, by weather. Demand for seed is also influenced by commodity prices and the demand for a crop's end-uses such as textiles, animal feed, food and raw materials for industrial use. These factors, along with weather, influence the cost and availability of seed for subsequent seasons. Weather impacts crop yields, commodity prices and the planting decisions that farmers make regarding both original planting commitments and, when necessary, replanting levels.

     The planting seed market is highly competitive, and D&PL varieties face competition from a number of seed companies, diversified chemical companies, agricultural biotechnology companies, governmental agencies and academic and scientific institutions. A number of chemical and biotechnology companies have seed production and/or distribution capabilities to ensure market access for new seed products and new technologies that may compete with the Bollgard and Roundup Ready gene technologies. The Company's seed products and technologies contained therein may encounter substantial competition from technological advances by others or products from new market entrants. Many of the Company's competitors are, or are affiliated with, large diversified companies that have substantially greater resources than the Company.

     The production, distribution or sale of crop seed in or to foreign markets may be subject to special risks, including fluctuations in foreign currency, exchange rate controls, expropriation, nationalization and other agricultural, economic, tax and regulatory policies of foreign governments. Particular policies which may affect the domestic and international operations of D&PL include the use of and the acceptance of products that were produced from plants that were genetically modified, the testing, quarantine and other restrictions relating to the import and export of plants and seed products and the availability (or lack thereof) of proprietary protection for plant products. In addition, United States government policies, particularly those affecting foreign trade and investment, may impact the Company's international operations.

     The recent publicity related to genetically modified organisms ("GMO's") or products made from plants that contain GMO's may have an effect on the Company's sales in the future. In 1999, approximately 80% of the Company's cottonseed that was sold contained either the Bollgard, Roundup Ready, or both gene technologies and 64% of the Company's soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the alleged concern over finished products that contain GMO's could impact demand for crops raised from seed containing such traits.

     Due to the varying levels of agricultural and social development of the international markets in which the Company operates and because of factors within the particular international markets targeted by the Company, international profitability and growth may be less stable and predictable than domestic profitability and growth.

     Overall profitability will depend on the factors noted above as well as weather conditions, government policies in all countries where the Company sells products and operates, worldwide commodity prices, the Company's ability to successfully open new international markets, the Company's ability to successfully continue the development of the High Plains market, the technology partners' ability to obtain timely government approval (and maintain such approval) for existing and for additional biotechnology products on which they and the Company are working and the Company's ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to successfully complete these projects may affect future profitability.




IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS

SFAS No. 130, "Reporting Comprehensive Income," establishes new standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the disclosure requirements of SFAS No. 130 in fiscal 1999.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted the year end disclosure requirements of SFAS No. 131 in fiscal 1999.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the year end disclosure requirements of SFAS No.
132 in fiscal 1999.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for the derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective date of this statement was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. Therefore D&PL must adopt the statement no later than September 1, 2000. Management does not expect the adoption of this statement to have a material impact on D&PL's results of operations, financial position or cash flows.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants released SOP 98-5 requiring that start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 31, 1998. The Company will adopt this SOP beginning fiscal year 2000. At August 31, 1999, D&PL had pretax costs aggregating approximately $1,000,000 recorded as startup costs related primarily to its international joint ventures.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

Financial Statements                                                     Page(s)

The following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

     Report of Independent Public Accountants.................................30

     Consolidated  Statements  of  Income - for each of the  three  years in the period ended August 31, 1999........................................31

     Consolidated Balance Sheets - August 31, 1998 and 1999...................32

     Consolidated  Statements of Cash Flows - for each of the three years in the period ended August 31, 1999........................................33

     Consolidated  Statements  of  Stockholders'  Equity - for each of the three years in the period ended August 31, 1999...........................34

     Notes to Consolidated Financial Statements...............................35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO DELTA AND PINE LAND COMPANY:

We have audited the accompanying consolidated balance sheets of DELTA AND PINE LAND COMPANY (a Delaware corporation) and subsidiaries as of August 31, 1998 and 1999, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta and Pine Land Company and subsidiaries as of August 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.



Arthur Andersen LLP

Memphis, Tennessee,
November 15, 1999.

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

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATE STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

FOR THE YEARS ENDED AUGUST 31,                                              1997         1998         1999
                                                                            ----         ----         ----
NET SALES AND LICENSING FEES                                           $ 183,249    $ 192,339    $ 260,465
COST OF SALES                                                           (116,289)    (121,246)    (170,127)
SPECIAL CHARGES                                                          (11,500)     (17,527)     (15,187)
                                                                         -------      -------      -------
GROSS PROFIT                                                              55,460       53,566       75,151
OPERATING EXPENSES:
   Research and development                                               13,651       16,656       18,702
   Selling                                                                11,053       15,006       16,054
   General and administrative                                             10,136       10,501       11,624
   Special charges and unusual charges related to acquisitions             9,200        5,135       10,997
                                                                           -----        -----       ------
                                                                          44,040       47,298       57,377
                                                                          ------       ------       ------
OPERATING INCOME                                                          11,420        6,268       17,774
INTEREST EXPENSE, net                                                     (2,204)      (3,241)      (3,502)
OTHER                                                                        463          159       (3,272)
                                                                             ---          ---       ------
INCOME BEFORE INCOME TAXES                                                 9,679        3,186       11,000
PROVISION FOR INCOME TAXES                                                (2,766)      (1,307)      (3,427)
                                                                          ------       ------       ------
NET INCOME                                                                 6,913        1,879        7,573
DIVIDENDS ON PREFERRED STOCK                                                 (63)         (96)         (96)
                                                                             ---          ---          ---
NET INCOME APPLICABLE TO COMMON SHARES                                 $   6,850    $   1,783    $   7,477
                                                                       =========    =========    =========
BASIC EARNINGS PER SHARE                                               $    0.18    $    0.05    $    0.19
                                                                       =========    =========    =========
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS - BASIC                                 37,579       38,011       38,438
                                                                          ======       ======       ======
DILUTED EARNINGS PER SHARE                                             $    0.17    $    0.04    $    0.18
                                                                       =========    =========    =========
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS - DILUTED                               40,129       40,839       40,973
                                                                          ======       ======       ======

The accompanying notes are an integral part of these consolidated statements.



                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS AS OF
                                 AUGUST 31,
               (In thousands, except share and per share amounts)




ASSETS                                                                                 1998             1999
------                                                                                 ----             ----
CURRENT ASSETS:
  Cash and cash equivalents                                                   $       8,062    $       7,552
  Receivables, net of allowance of $369 and $475                                    104,779          147,926
  Inventories                                                                        50,497           47,727
  Prepaid expenses                                                                    1,194            1,473
  Income taxes receivable                                                             5,562                -
  Deferred income taxes                                                               4,408           12,865
                                                                                      -----           ------
      Total current assets                                                          174,502          217,543
                                                                                    -------          -------
PROPERTY, PLANT AND EQUIPMENT, net                                                   66,840           65,166
EXCESS OF COST OVER NET ASSETS OF
    BUSINESSES ACQUIRED, net of accumulated amortization of $369 and $491             4,583            4,458
INTANGIBLES, net of accumulated amortization of $543 and $650                         3,488            4,365
OTHER ASSETS                                                                          2,378            4,226
                                                                                      -----            -----
TOTAL ASSETS                                                                  $     251,791    $     295,758
                                                                              =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                                               $       1,263    $       3,819
  Accounts payable                                                                   23,310           19,990
  Accrued expenses                                                                   91,563          140,149
  Income taxes payable                                                                    -            8,082
                                                                                      -----            -----
        Total current liabilities                                                   116,136          172,040
                                                                                    -------          -------
LONG-TERM DEBT                                                                       47,070           17,000
                                                                                     ------           ------
DEFERRED INCOME TAXES                                                                 5,020            5,773
                                                                                      -----            -----
COMMITMENTS AND CONTINGENCIES (Notes 7 and 12)
MINORITY INTEREST IN SUBSIDIARIES                                                     2,914           11,541
                                                                                      -----           ------
STOCKHOLDERS' EQUITY:
  Preferred  stock,  par value  $0.10 per share; 2,000,000 shares authorized:
      Series A Junior Participating Preferred, par value $0.10 per share;
      429,319 shares authorized; no shares issued or outstanding                         -                 -
      Series M Convertible Non-Voting Preferred, par value $0.10 per share;
      1,066,667 shares authorized, issued and outstanding                               107              107
  Common  stock,  par value  $0.10 per  share; 100,000,000 shares authorized;
      38,469,617 and 38,664,565 shares issued;
      38,355,350 and 38,550,299 shares outstanding                                    3,847            3,866
  Capital in excess of par value                                                     35,840           41,179
  Retained earnings                                                                  46,109           48,970
  Accumulated other comprehensive income                                             (3,079)          (2,545)
  Treasury stock at cost (114,266 shares in 1998 and 1999)                           (2,173)          (2,173)
                                                                                     ------           ------
       Total stockholders' equity                                                    80,651           89,404
                                                                                     ------           ------
       Total liabilities and stockholders' equity                             $     251,791    $     295,758
                                                                              =============    =============

The accompanying notes are an integral part of these consolidated balance sheets.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED AUGUST 31,
                                 (in thousands)

                                                                                      1997        1998        1999
                                                                                      ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $  6,913    $  1,879    $  7,573
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                                5,060       6,654       6,882
        Noncash items associated with special charges and disposition of assets     12,242       9,865       8,902
        Minority interest in subsidiaries                                              991       1,923       8,627
        Change in deferred income taxes                                                (12)       (357)     (7,704)
        Changes in current assets and liabilities:
         Receivables                                                               (28,787)     (9,342)    (42,822)
         Inventories                                                                (5,255)    (17,476)     (4,416)
         Prepaid expenses                                                             (804)        973        (279)
         Accounts payable                                                            4,159       3,718      (3,320)
         Accrued expenses                                                           31,195         846      48,559
         Income taxes                                                               (1,382)     (7,518)     13,644
         Decrease (increase) in intangibles and other assets                           416         157      (2,769)
                                                                                       ---         ---      ------
         Net cash provided by (used in) operating activities                        24,736      (8,678)     32,877
                                                                                    ------      ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (16,454)    (10,242)     (8,093)
  Sale of investments and property                                                       -       1,350         100
                                                                                     -----       -----         ---
         Net cash used in investing activities                                     (16,454)     (8,892)     (7,993)
                                                                                   -------      ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                     (31,226)    (35,190)    (53,889)
   Payments of long-term debt                                                      (20,893)     (7,930)    (38,185)
   Dividends paid                                                                   (3,023)     (4,664)     (4,712)
   Proceeds from long-term debt                                                     20,000      24,428       9,000
   Proceeds from short-term debt                                                    28,890      36,193      56,500
   Purchase of common stock                                                         (2,173)          -           -
   Proceeds from exercise of stock options
     and tax benefit of stock option exercises                                       2,135      13,077       5,358
                                                                                     -----      ------       -----
         Net cash (used in) provided by financing activities                        (6,290)     25,914     (25,928)
                                                                                    ------      ------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,992       8,344      (1,044)
Effects of foreign currency translation (losses) GAINs                                (662)     (2,172)        534
CASH AND CASH EQUIVALENTS, beginning of year                                           560       1,890       8,062
                                                                                       ---       -----       -----
CASH AND CASH EQUIVALENTS, end of year                                            $  1,890    $  8,062    $  7,552
                                                                                  ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest                                     $  2,000    $  3,500    $  3,600
   Income taxes paid                                                              $  4,600    $  2,600    $    600


The accompanying notes are an integral part of these consolidated statements.



                           DELTA AND PINE LAND COMPANY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
               FOR THE YEARS ENDED AUGUST 31, 1997, 1998 AND 1999
                      (In thousands, except per share data)


                                                                Capital in                                               Total
                                      Preferred      Common      Excess of     Retained   Comprehensive   Treasury    Stockholders'
                                        Stock        Stock       Par Value     Earnings      Income        Stock        Equity
                                        -----        -----       ---------     --------      ------        -----        ------
Balance at August 31, 1996           $    107     $  3,756        $ 20,719     $ 45,004    $   (245)      $    -     $  69,341
Net income                                  -            -               -        6,913           -            -         6,913
Foreign currency translation                -            -               -            -        (662)           -          (662)
     Total comprehensive income                                                                                          6,251
                                                                                                                         -----
Exercise of stock options and tax
   of stock option exercises                -           16           2,119            -           -            -         2,135
Cash dividends, $0.078 per share            -            -               -       (3,023)          -            -        (3,023)
Purchase of common stock                    -            -               -            -           -       (2,173)       (2,173)
                                     --------        -----          ------       ------        ----       ------        ------
Balance at August 31, 1997           $    107        3,772          22,838       48,894        (907)      (2,173)       72,531
Net income                                  -            -               -        1,879           -            -         1,879
Foreign currency translation                -            -               -            -      (2,172)           -        (2,172)
     Total comprehensive (loss)                                                                                           (293)
Exercise of stock options and tax
     benefit of stock option exercises      -           75          13,002            -           -            -        13,077
Cash dividends, $0.12 per share             -            -               -       (4,664)          -            -        (4,664)
                                     --------        -----          ------       ------        ----       ------        ------
Balance at August 31, 1998           $    107        3,847          35,840       46,109      (3,079)      (2,173)       80,651
Net income                                  -            -               -        7,573           -            -         7,573
Foreign currency translation                -            -               -            -         534            -           534
                                                                                                                        ------
     Total comprehensive income                                                                                          8,107
Exercise of stock options and
     tax benefit of stock option            -           19           5,339            -           -            -         5,358
Cash dividends, $0.12 per share             -            -               -       (4,712)          -            -        (4,712)
                                     --------        -----          ------       ------        ----       ------        ------
Balance at August 31, 1999           $    107     $  3,866        $ 41,179     $ 48,970    $ (2,545)    $ (2,173)     $ 89,404
                                     ========     ========        ========     ========    ========     ========      ========

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Merger with Monsanto Company

On May 8, 1998, Delta and Pine Land Company ("DPLC") entered into a Merger Agreement with Monsanto Company ("Monsanto"), pursuant to which DPLC would be merged with and into Monsanto. This agreement has been approved by DPLC's stockholders, but is still subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under terms of the agreement, upon consummation of the merger DPLC's stockholders will be entitled to receive 0.8625 shares of Monsanto's Common Stock in exchange for each share of Delta and Pine Land Company stock they hold. At a Special Shareholders Meeting held on November 30, 1998, the shareholders approved the Merger Agreement and Plan of Merger. The Merger Agreement originally had an expiration date of June 30, 1999. However, DPLC could extend the period of time in which to complete the merger until December 31, 1999 or under certain circumstances to June 30, 2000. On May 21, 1999, DPLC and Monsanto agreed to extend the time for completing the merger from June 30, 1999 until December 31, 1999, with an option for DPLC to extend this deadline to June 30, 2000.

In connection with the evaluation of various strategic alternatives including the contemplated merger, DLPC, in 1998, incurred legal fees, investment banker fees and other professional fees approximating $5.1 million, which are included in "Special Charges and Unusual Charges Related to Acquisitions." In 1999, DPLC incurred approximately $9.0 million in legal fees, other professional fees and other costs related to the contemplated merger.

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

Special Charges

In July 1999, D&PL announced a restructuring program aimed to improve operating efficiencies by consolidating the Company's three domestic divisions into one. The Company recorded a $2.0 million charge in its fourth quarter for the severance and related costs associated with this plan, substantially all of which were paid prior to August 31. This charge is included in "Special Charges and Unusual Charges Related to Acquisitions" in the accompanying consolidated statements of income as is $9.0 million in merger related costs. In 1999, the Company wrote off inventory that was deemed to be excess or obsolete. The portion of this inventory write off deemed to be in excess of normal levels ($15.2 million) is separately presented as a component of cost of sales. Other income and expense includes a $3.7 million loss on the disposition of fixed assets and other nonrecurring charges.

In 1998, the Company recorded special and nonrecurring charges of $22.6 million that relate to additional inventory reserves and costs related to evaluation of various strategic alternatives which culminated in the contemplated merger with Monsanto. The level of inventory reserves and write-offs were a result of excess inventory quantities resulting from a 7% reduction in acreage and the further realignment of the Company's product line due to the introduction of new products and changing demand. The costs related to the merger are primarily fees for legal advice, investment bankers and other professionals.

In 1997, D&PL announced a production and cost optimization program aimed to improve plant operating efficiencies. The Company recorded a $19.0 million charge in its fourth quarter for the estimated costs associated with this plan, of which $11.5 million was recorded as a component of "Cost of Sales" and $7.5 million was included in "Special Charges and Unusual Charges Related to Acquisitions". This special charge included costs associated with the idling of three plants, the write down of fixed assets, plant consolidation costs and costs associated with the phase out of certain products.

In  1996,  the  Company  commenced  commercial  sale  of  cottonseed  containing
Monsanto's Bollgard gene and in 1997, the Company commenced commercial cottonseed sales containing Monsanto's Roundup Ready gene. As a result of inserting these genes into the Company's existing product line, the number of stock keeping units increased significantly. In June 1997, the Company commenced a review and evaluation of the Company's product line and of the efficiency of its cottonseed delinting facilities to determine what steps could be taken to reduce overhead and production costs by reorganizing and/or consolidating the Company's seed processing into a fewer number of plants. Management determined that a reduction in the number of existing varieties and a reduction of the expected growth rate of those under development for planned future commercial launch would be necessary so the number of processing plants could similarly be reduced. Therefore, management elected to (i) discontinue offering certain products that were previously expected to be offered for sale for the next several years, (ii) accelerate the planned discontinuance of other products and
(iii) reduce the number and rate of introduction of certain new varieties. Separately, in connection with the Sure Grow Seed acquisition in 1996, three additional delinting facilities were added to the overall capacity of the Company. The decision to reduce the overall stock keeping units further decreased the volume of production at the three plants being closed; decreased their efficiency; and increased the cost of inventory produced at these facilities. In June of 1997, management and the Board of Directors adopted a formal plan of reorganization, and determined that certain products would be phased out over an anticipated period of three years and three delinting facilities would be closed immediately. Based on estimated future inventory levels needed by the Company, management established reserves for certain excess and obsolete varieties, reduced certain varieties to net realizable value due to inefficient operations and excess capacity discussed above, bought out certain grower contracts for varieties being phased out, wrote down the value of excess facilities in accordance with SFAS 121 and recorded a charge for employees affected by the closing of the excess facilities.

For the year ended August 31, 1997,  the  components of the  production and cost
optimization   program   consisted  of  the  following  items  and  amounts  (in
thousands):

                                                                      Cost of Sales         Operating Expenses
                                                                      -------------         ------------------
Write-down of delinting facilities                                           $ -                        $4,500
Plant consolidation costs, including severance                                 -                         2,500
Idling of Scott, Mississippi, Tunica, Mississippi and
        Centre, Alabama Plants                                                 -                           500
Contract cancellation costs due to reduction of varieties                  3,000                             -
Write down existing inventory to net realizable value                      4,500                             -
Reserve for expected discontinuance of varieties                           4,000                             -
                                                                         -------                       -------
                                                                         $11,500                        $7,500
                                                                         =======                       =======

In connection with the 1996 acquisitions of the Sure Grow Companies and Hartz Cotton, Inc., the Company recorded charges anticipated to be nonrecurring of approximately $1.7 million for transaction costs in 1997 all of which were paid prior to August 31, 1997. These costs primarily include professional fees (including costs related to the U.S. Department of Justice review of the Sure Grow acquisition) and are included in "Special Charges and Unusual Charges Related to Acquisitions" in the accompanying Consolidated Statements of Income.

At August 31, 1999, no liabilities related to the above items remain on the balance sheet.



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

Foreign Currency Translation

Financial statements of foreign operations where the local currency is the functional currency are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations. Financial statements of foreign entities in highly-inflationary economies are translated as though the functional currency is the United States currency. Translation adjustments are reported as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in earnings.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments at August 31, 1999 approximates their carrying value.

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

Derivative Financial Instruments

The Company uses futures and option contracts for its soybean hedging program to effectively fix the cost of a significant portion of its soybeans. These contracts are accounted for on a settlement basis, with the net amounts paid or received under such contracts included in the cost of soybeans. Open futures contracts and the underlying soybean inventory are marked to market. The Company does not typically terminate contracts prior to their expiration. The amount of deferred losses associated with the soybean hedging program at August 31, 1999 was not material. The Company does not speculate in derivatives.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the 1999 presentation.

Implementation of Financial Accounting Standards

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," during the first quarter of 1999. This statement requires that foreign currency translation be included in other comprehensive income and that the accumulated balance of other comprehensive income be separately presented. Prior year information has been restated to conform to the requirements of the statement.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for the derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective date of this statement was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, although earlier adoption is encouraged and retroactive application is prohibited. D&PL must adopt this statement no later than September 1, 2000. Management does not expect the adoption of this standard to have a material impact on D&PL's results of operations, financial position or cash flows.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants released SOP 98-5 requiring that start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 31, 1998. The Company will adopt this SOP beginning fiscal year 2000. At August 31, 1999, D&PL had costs aggregating approximately $1,000,000 recorded as startup or organizational costs related primarily to its foreign joint ventures.

2.   INVENTORIES

Inventories at August 31, consisted of the following:

                                                1998                       1999
                                                ----                       ----
         Finished goods                $  45,121,000            $    43,528,000
         Raw materials                    14,036,000                 15,774,000
         Growing crops                       586,000                  1,564,000
         Supplies                            676,000                    969,000
                                             -------                    -------
                                          60,419,000                 61,835,000
         Less reserves                    (9,922,000)               (14,108,000)
                                          ----------                -----------
                                        $ 50,497,000             $   47,727,000
                                        ============             ==============


Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops and supplies are recorded at cost.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at August 31, consisted of the following:

                                                           1998            1999
                                                           ----            ----
           Land and improvements                    $ 4,437,000     $ 4,113,000
           Buildings and improvements                35,849,000      35,251,000
           Machinery and equipment                   38,530,000      43,291,000
           Germplasm                                  7,500,000       7,500,000
           Breeder and foundation seed                2,000,000       2,000,000
           Construction in progress                   5,650,000       4,789,000
                                                     93,966,000      96,944,000
           Less accumulated depreciation            (27,126,000)    (31,778,000)
                                                    -----------      -----------
                                                    $66,840,000     $65,166,000
                                                    ===========     ===========


4.     NOTES PAYABLE AND LONG-TERM DEBT

The Company has a syndicated credit facility with three financial institutions which provides for aggregate unsecured borrowings of $110 million comprised of a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment is a long-term loan that may be borrowed upon at any time and is due April 1, 2001. The seasonal commitment is a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year and expires April 1, 2001. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants. At August 31, 1999, the Company had $38.0 million available for borrowing under the base commitment. In addition, the lead lender has approved a $25.0 million credit line that can be activated by the Company as needed. On April 15, 1999, the Company activated the previously approved $25.0 million additional seasonal credit facility. Such facility was available from April 15, 1999 to September 1, 1999 and incurred interest at rates comparable to the existing facility.

The interest rate charged for each loan is based on LIBOR plus 35 to 55 basis points depending on the achievement of certain financial ratios. The combined average interest rate was 6.0% and 5.6% during 1998 and 1999, respectively.

The financial covenants require the Company to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at the Company's fiscal quarter ends) (b) maintain a fixed charge ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and (c) maintain at all times tangible net worth of not less than the sum of (i) $40 million , plus (ii) 50% of net income (but not losses) determined as of the last day of each fiscal year, commencing with August 31, 1998. At August 31, 1999, the Company's ratio of total liabilities to tangible net worth was 2.6 to 1.0, which exceeds the permitted ratio. The lenders waived compliance with this covenant.

5.   ACCRUED EXPENSES

Accrued expenses at August 31, consisted of the following:

                                                        1998                1999
                                                        ----                ----
         Sales returns and allowances          $   8,996,000      $    8,627,000
         Payroll                                   2,067,000           2,883,000
         Bollgard and Roundup Ready
            royalties and related expenses
            due Monsanto                          68,754,000         115,260,000
         Other accrued expenses                   11,746,000          13,379,000
                                                  ----------          ----------
                                                $ 91,563,000       $ 140,149,000
                                                ============       =============



6.   INCOME TAXES

The provisions for income taxes for the years ended August 31, consisted of the following:

                               1997                   1998                 1999
                               ----                   ----                 ----
         Current-
           Federal       $2,622,000            $   970,000         $  9,628,000
           State             65,000                 39,000              858,000
         Deferred            79,000                298,000           (7,059,000)
                             ------                -------           ----------
                         $2,766,000             $1,307,000          $  3,427,000
                         ==========             ==========          ============

The differences between the statutory Federal income tax rate and the effective rate are as follows:



                                                                            1997            1998           1999
                                                                            ----            ----           ----
      Statutory rate                                                        35.0%           35.0%          35.0%
      Increases (decreases) in tax resulting from:
         State taxes, net of Federal tax benefit                             2.0             2.2            2.3
         Research and development tax credits                               (3.4)          (19.3)          (8.6)
         Tax effects resulting from non deductible costs
            and foreign activities                                          (2.2)           20.3           (1.2)
         Other                                                              (2.8)            2.8            3.7
                                                                            ----             ---            ---
      Effective rate                                                        28.6%           41.0%          31.2%
                                                                            ====            ====           ====

The components of deferred income taxes at August 31, are as follows:

        Deferred tax assets:
                                                          1998             1999
                                                          ----             ----
                Inventory                         $  4,259,000     $  9,226,000
                Charitable contributions               270,000          368,000
                Intangibles                            312,000          192,000
                Other                                  149,000        4,083,000
                                                       -------        ---------
                                                     4,990,000       13,869,000
                                                     =========       ==========

        Deferred tax liabilities:

                Deferred charges                      (532,000)        (908,000)
                Property                            (4,735,000)      (5,228,000)
                Other                                 (335,000)        (641,000)
                                                      --------         --------
                                                    (5,602,000)      (6,777,000)
                                                    ----------       ----------
                Net deferred income taxes          $  (612,000)    $  7,092,000
                                                   ===========     ============


To date the Company's foreign subsidiaries and joint ventures either have not generated taxable income, or have been granted tax holidays and, for these reasons, no taxes are provided for foreign operations.

7.   LEASES

The Company leases real estate and machinery and equipment used in its operations. Substantially all rent expense is recorded as cost of sales. The Company has no capital leases. Future minimum rental payments after 1999 under operating leases with initial or remaining noncancellable terms in excess of one year are as follows:

                                  2000 $192,000
                                  2001 $135,000
                                  2002 $ 67,000
                                  2003 $ 31,000
                                  2004 $ -

Rent and lease expense including land rent approximated $2,265,000, $3,101,000 and $3,182,000 in 1997, 1998 and 1999, respectively.

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

The Company has adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which changes the presentation of information about pension and other postretirement benefit plans. Disclosures for prior years have been restated. The measurement of Plan and SERP assets and obligations was performed as of June 30. The following table provides a reconciliation of the changes in the Plan's and SERP's benefit obligations and fair value of assets over the two-year period ended August 31, 1999, and a statement of the funded status as of August 31, 1998 and 1999.


                                                                                  Plan                            SERP
                                                                          --------------------            --------------------

                                                                          1998            1999            1998            1999
                                                                          ----            ----            ----            ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of  year                          $  6,741,000    $  9,489,000    $    516,000    $    588,000
     Service cost                                                      444,000         481,000          47,000          39,000
     Interest cost                                                     584,000         687,000          38,000          43,000
     Actuarial  loss                                                 2,411,000         395,000          18,000          10,000
     Curtailments, settlements,                                       (171,000)           --              --              --
     Benefits paid                                                    (520,000)       (665,000)        (31,000)        (37,000)
                                                                      --------        --------         -------         -------
     Benefit obligation at end of year                            $  9,489,000    $ 10,387,000    $    588,000    $    643,000
                                                                  ============    ============    ============    ============

                                                                                  Plan                            SERP
                                                                          --------------------            --------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of                         $  8,102,000    $  9,646,000    $    239,000    $    500,000
     Actual return on plan assets                                    2,135,000       1,614,000          18,000          98,000
     Company contributions                                                --           700,000         275,000          85,000
     Benefits paid                                                    (520,000)       (665,000)        (31,000)        (36,000)
     Expenses                                                          (71,000)        (82,000)         (1,000)         (6,000)
                                                                       -------         -------          ------          ------
Fair value of plan assets at end of year                          $  9,646,000    $ 11,213,000    $    500,000    $    641,000
                                                                  ============    ============    ============    ============

FUNDED STATUS
Funded status beginning of year                                   $    157,000    $    827,000    $    (88,000)   $     (3,000)
                                                                            --              --              --              --
                                                                       -------         -------          ------           -----
Contribution after measurement date                               $    157,000    $    827,000    $    (88,000)   $     (3,000)
Funded status end of year                                         ============    ============    ============    ============



                                                           Plan                                        SERP
                                            ----------------------------------           -----------------------------------
                                            1997           1998           1999           1997           1998            1999
                                            ----           ----           ----           ----           ----            ----
Service cost                             337,000        444,000        481,000         44,000         47,000         39,000
Interest cost on projected benefit       424,000        584,000        687,000         34,000         38,000         43,000
Actual return on                      (1,458,000)    (2,135,000)    (1,613,000)       (13,000)       (18,000)       (98,000)
Amortization of transitional             119,000        118,000        119,000           --               --             --
Net unrecognized loss and                827,000      1,334,000        712,000         (5,000)         2,000         75,000
                                         -------      ---------        -------         ------          -----         ------
Net periodic pension expense             249,000        345,000        386,000         60,000         69,000         59,000
                                         =======        =======        =======         ======         ======         ======
Company contributions                  $      -       $       -      $ 700,000       $      -    $   275,000     $   85,000
                                        =======        ========       ========        =======    ===========     ==========



The actuarial present value of the projected benefit obligation of the Plan and the SERP was determined using a discount rate of 7.5% in 1998 and 1999, with assumed salary increases of 4% in 1998 and 1999. The expected long-term rate of return on assets was 9% in 1998 and 1999. Prior service cost is amortized over 15 years.

Defined Contribution Plan -

D&PL sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees of the Company. The Company, at its option, may elect to make matching contributions to the Plan. No matching contributions were made in 1997, 1998 or 1999.

9. MAJOR CUSTOMERS

In fiscal 1997, 1998, and 1999 seed sales to each of three customers and the related licensing fees ultimately billed to the farmers by these customers for transgenic products comprised more than 10% of total sales and licensing fees. The approximate amount of annual sales including technology fees to each of the customers were as follows:


    Customer                        1997                1998            1999
    --------                        ----                ----            ----
       A                        $27,100,000         $23,800,000      $34,615,000
       B                         26,200,000          27,388,000       50,767,000
       C                         31,800,000          44,054,000       74,710,000


10. BUSINESS SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective August 31, 1999. The Statement establishes standards for reporting information about operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in allocating resources and assessing performance. The Company is in a single line of business and operates in two business segments, domestic and international. The Company's reportable segments offer similar products; however, the business units are managed separately due to the geographic dispersion of their operations. D&PL breeds, produces, delints and conditions, and markets proprietary varieties of cotton planting seed in the United States. D&PL also breeds, produces, conditions and distributes soybean planting seed in the United States. The international segment offers similar cottonseed in several foreign countries. The Company develops its proprietary seed products through research and development efforts throughout the United States and certain foreign countries. Additionally, the Company utilizes the same methods for the production and distribution of domestic cotton seed for stripper and picker varieties. The Company's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Profit and loss information is reported by segment to the chief operating decision maker and the Company's
Board of Directors. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Domestic sales  approximated  $233,949,000,  $170,569,000,  and  $168,349,000 in
1999, 1998 and 1997, respectively. International sales approximated $26,516,000, $21,770,000 and $14,900,000 in 1999, 1998 and 1997, respectively. International sales includes shipments that either originate in or are destined to locations outside the United States. Operating income/(losses) in 1999, 1998 and 1997, respectively were approximately $19,856,000, $9,228,000, and $13,459,000 for the domestic segment and ($2,082,000), ($2,960,000) and ($2,039,000) for the
international segment.

Domestic long-lived assets approximated $67,565,000 and $62,187,000 in 1998 and 1999, respectively. International long-lived assets approximated $9,724,000 and $16,028,000 in 1998 and 1999, respectively. Long-lived assets include property, plant and equipment, goodwill and other long-term assets. Capital expenditures in 1999, 1998 and 1997, respectively, were $3,824,000, and $5,305,000 and
$15,427,000 for the domestic  segment and $4,269,000,  $4,937,000 and $1,027,000 for the international segment.

11.  RELATED PARTY TRANSACTIONS

A partner of a law firm that represents the Company is also a stockholder and serves as corporate secretary. The Company paid legal fees to that firm of approximately $645,000, $715,000 and $740,000 in 1997, 1998 and 1999,
respectively.

During 1997, 1998 and 1999 the Institute of Molecular Agrobiology ("IMA"), which is owned by the National University of Singapore and the National Science and Technology Board of Singapore, conducted contract research upon the Company's instruction related to the development of certain technologies for varietal crops such as cotton and soybeans. The Company paid approximately $350,000, $260,000 and $340,000 in 1997, 1998 and 1999, respectively, for such research projects.

Dr. Chua, a member of the Board of Directors of the Company, is the Chairman of the Management Board of Directors of IMA and is also Chairman of the Board of an affiliate of IMA, IMAGEN. IMAGEN, together with Singapore Bio-Innovations Pte. Ltd., STIC Investments Pte. Ltd., and OCBC Wearnes and Walden Investments Pte. Ltd., own 20% of the stock of D&PL China Pte. Ltd.


In 1999, the Company sold at a loss of approximately $1.1 million its site at Centre, Alabama to an entity that is controlled by an officer who is also a shareholder. This shareholder was an officer and shareholder of the Sure Grow Companies at the time of their acquisition by D&PL.



12. COMMITMENTS AND CONTINGENCIES

On October 14, 1999, the Company, Monsanto and UAP/GA Ag. Chem. Inc. were named as defendants in two lawsuits filed by two cotton farmers in the United States District Court for the Western District of North Carolina. The suits allege, among other things, that certain varieties sold by the Company that contain the Roundup Ready gene, performed poorly, specifically including lack of tolerance to Roundup and poor germination. The Company and Monsanto have investigated the claims to determine the cause or causes of the alleged problems. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these claims to Monsanto and requested indemnify. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnity the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. D&PL believes these claims will be resolved without any material impact on the Company's consolidated financial statements.

On June 11, 1999, D&PL, Monsanto, Asgrow Seed Company, SF Services, Terral Seed, Inc., Valley Farmers Co-Op, Red River Co-Op, and Central Louisiana Grain Co-Op were named as defendants in a lawsuit filed in the Fourth Judicial District, Parish of Natchitoches, State of Louisiana. The suit alleges, among other things, that certain soybean seeds which contain the Roundup Ready(R) gene did not perform as advertised and did not produce promised yields. The plaintiffs in this case are seeking certification of a class of all purchasers of Roundup Ready soybeans during the years of 1997 and 1998. The Company and Monsanto are presently investigating the claim; however, they believe it to be without merit and their plan is to vigorously defend this lawsuit. Pursuant to the terms of the Roundup Ready Soybean Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto. Pursuant to the Roundup Ready Soybean Agreement, Monsanto is contractually obligated to defend and indemnify any and all claims arising out of the failure of glyphosate gene tolerance, and certain other types of claims. D&PL will have no right to indemnification from Monsanto, however, for any claim involving defects in seed and/or promotional representations made solely by D&PL without Monsanto's approval. Such claims appear to be contained within this complaint. D&PL believes this claim will be resolved without any material impact on the Company's consolidated financial statements.

The Company and Monsanto are named as defendants in four pending lawsuits filed in the State of Texas. Two lawsuits were filed in Lamb County, Texas on April 5, 1999; one lawsuit was filed in Lamb County, Texas on April 14, 1999; and one lawsuit was filed in Hockley County, Texas, on April 21, 1999. These lawsuits were removed to the United States District Court, Lubbock Division, but subsequently were remanded back to the state court where they were filed. In each case the plaintiff alleges, among other things, that certain cottonseed acquired from Paymaster which contained the Roundup Ready gene did not perform as the farmers had anticipated. These lawsuits also include varietal claims aimed solely at the Company. This litigation is identical to seed arbitration claims previously filed in the State of Texas which were concluded in the Company's favor. The Company and Monsanto have investigated the claims to determine the cause or causes of the alleged problems. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these claims to Monsanto and requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. D&PL believes these claims will be resolved without any material impact on the Company's consolidated financial statements.

The Company, Monsanto and other parties were named as defendants in a lawsuit filed in the Superior Court of Calhoun County, Georgia on April 19, 1999, which has been removed to the United States District Court of the Middle District of Georgia, Albany Division. The Company and Monsanto are presently investigating the claim to determine the cause or causes, if any, of the alleged problems. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto and requested indemnity, as Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defects in seed separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. This case was the subject of a seed arbitration case filed in Georgia during 1997 which was concluded in the Company's favor.

The Company and Monsanto were named as defendants in a lawsuit filed in the Circuit Court of the State of Missouri, County of Dunklin, on April 2, 1999. This case was subsequently removed to the United States District Court for the Eastern District of Missouri, but remanded back to the Circuit Court of the State of Missouri, County of Dunklin. This suit alleges that certain varieties of cotton offered for sale by D&PL were unmerchantable as a result of the alleged susceptibility to a malady referred to as bronze wilt. Although this litigation involves a transgenic variety, there is no allegation in the complaint sufficient to trigger any contractual obligation to defend or indemnify under the terms of the Roundup Ready Agreement. A settlement of this claim has been agreed to (but not yet consummated). This settlement is reflected in the Company's consolidated financial statements at August 31, 1999.

On March 30, 1999, the Company, Asgrow Seed Company, L.L.C., and Terra International were named as defendants in a lawsuit filed in the Fourth Judicial District Court, Parish of Morehouse, State of Louisiana, which has now been removed to the United States District Court for the Western District of Louisiana. The suit alleges, among other things, that certain soybean seed which contained the Roundup Ready gene did not properly germinate and did not perform as the farmer had anticipated and, in particular, did not fully protect their crops from damage following the application of Roundup. The Company and Monsanto are presently investigating the claim to determine the cause or causes, if any, of the alleged problem. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify any and all claims arising out of the failure of the glyphosate gene tolerance. D&PL believes this case can be resolved without any material impact on the Company's consolidated financial statements.

In 1999 and 1998 45 farmers in Mississippi filed seed arbitration claims against the Company and Monsanto with the Mississippi Department of Agriculture arising from the 1998 cotton crop. The Mississippi Department of Agriculture dismissed all but 19 of those claims due to the failure of the farmer to provide adequate information. Those farmers, however, still have a right to pursue litigation should they so choose. The remaining arbitration claims were heard in March of 1999. The Company was exonerated from liability in 16 of those cases. Three cases resulted in the suggestion of nominal damages. Each of those farmers has, likewise, the right to pursue litigation should they so choose. Five of the 16 unsuccessful claimants from the 1998 crop year filed suit on May 21, 1999, in the Circuit Court of Bolivar County, Mississippi, against the Company and Monsanto. The Company and Monsanto are presently investigating the claims. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these claims to Monsanto and requested indemnity, as Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defects in seed separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. D&PL believes this lawsuit will be resolved without any material impact on the Company's consolidated financial statements. Additionally, one farmer in Mississippi has filed a seed arbitration claim against the Company with the Mississippi Department of Agriculture arising from the 1999 cotton crop. The Mississippi Department of Agriculture has not yet scheduled a hearing on this claim. D&PL believes this claim can be resolved without any material impact on the Company's consolidated financial statements .

In 1999 and 1998 approximately 210 cotton farmers in Georgia had filed seed arbitration claims arising from the 1998 cotton crop against the Company, and in some cases, Monsanto. Approximately 180 of those cases have now been settled. Those settlements were achieved without any material impact on the Company's consolidated financial statements. The remaining claimants who had filed for the 1998 crop year still have the right to pursue litigation if they so choose. The Company believes that these claims can be resolved without any material impact on the Company's consolidated financial statements.

In 1999, approximately 31 cotton farmers in Georgia have filed seed arbitration claims against the Company and, in some cases, Monsanto, alleging damages for their 1999 crop. Six of these claims have been scheduled for hearing, four on January 11, 2000, and two on January 20, 2000. The Company and Monsanto are in the process of investigating these claims to determine the cause or causes, if any, of the alleged problems. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these seed arbitration claims to Monsanto and has requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification, however, for any claim involving defects in the seed, separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in some of the seed arbitration claims filed. Based upon information received to date, D&PL believes these claims can be resolved without any material impact on the Company's consolidated financial statements.

In 1998, one claim was filed with the Arkansas Seed Arbitration Council. A Motion to Dismiss has been filed. This case alleges that certain Roundup Ready cottonseed marketed by the Company in 1997 failed to perform as farmers had anticipated and caused the farmers to suffer crop loss. Pursuant to the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify any and all claims arising out of the failure of the glyphosate gene tolerance. D&PL believes this case can be resolved without any material impact on the Company's consolidated financial statements.

In 1999 and 1998, three farmers in the State of Florida had filed arbitration claims against the Company. Two of those claims have now been resolved. A hearing was conducted on the remaining claim on October 12, 1999; however, no ruling has yet been received. D&PL believes this claim will be resolved without any material impact on the Company's consolidated financial statements.

The Company, certain subsidiaries of Monsanto and others were named as defendants in a lawsuit filed in the Civil District Court, Williamson County, Texas, 277th Judicial District, in April 1997. The plaintiffs allege, among other things, that certain cottonseed acquired from Monsanto in the Hartz Cotton acquisition and subsequently sold by the Company, failed to perform as represented allegedly resulting in lost yield. Pursuant to the Hartz Cotton acquisition agreement, the Company is entitled to indemnification from Monsanto for damages resulting from the sale of bagged seed inventories acquired by D&PL in that acquisition. Some or all of the seed involved in this case may meet this criteria and D&PL will therefore be entitled to indemnification from Monsanto for any losses resulting from such seed. In October 1999, this case was dismissed and the parties to this litigation, including the Company and Monsanto, agreed to mediate the claims which were the subject of this lawsuit. Should mediation fail, the parties have agreed to enter into binding arbitration. Management believes this case will be resolved without any material impact on the Company's consolidated financial statements.

The Company, Monsanto and other third parties were named as defendants in lawsuits filed (i) in the District Court of Falls County, Texas, in August 1996 and (ii) in the District Court of Robertson County, Texas, in March 1998. The plaintiffs allege, among other things, that D&PL's cottonseed varieties, which contain Monsanto's Bollgard gene, did not perform as the farmers had anticipated and, in particular, did not fully protect their cotton crops from certain lepidopteran insects. On or about October 8, 1999, a settlement of the Falls County case was agreed upon, but it has not yet been consummated. The settlement on such terms would not have any material impact on the Company's consolidated financial statements.

In May 1998, five individual alleged shareholders brought suits against Monsanto, the Company and its Board of Directors ("Directors") in the Court of Chancery in New Castle County, Delaware. The complaints alleged that the consideration to be paid in the proposed merger of the Company with Monsanto is inadequate and that the Company's Directors breached their fiduciary duties to the Company's stockholders by voting to approve the Agreement and Plan of Merger, and that Monsanto aided and abetted the alleged breach of fiduciary duty. The complaints were consolidated into one action, which sought a declaration that the action was maintainable as a class action, that the merger be enjoined, or alternatively, rescinded, and/or an award of unspecified compensatory damages if the merger was consummated. A settlement agreement was reached with the named plaintiffs in November 1998. The parties intend to apply to the Court for a date for a hearing on approval of the settlement which, if approved, will not have a material effect on the Company's consolidated financial statements.

In October 1996, Mycogen Plant Science, Inc. and Agrigenetics, Inc. (collectively "Mycogen") filed a lawsuit in U.S. District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's recently issued patents have been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit, which went to trial in January 1998, sought injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. A jury found in favor of D&PL and Monsanto on issues of infringement. Mycogen subsequently re-filed a motion for a new trial and for a judgment in favor of Mycogen as a matter of law. The trial court has ruled in these motions holding for Mycogen on certain issues but sustaining the jury verdict in favor of D&PL and Monsanto. Mycogen has appealed to the U.S. Court of Appeals for the Federal Circuit. Pursuant to the terms of the Bollgard Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims and certain other losses and costs. Due to Monsanto's obligation to indemnify D&PL, the Company believes that the resolution of this matter will not have a material impact on the Company's consolidated financial statements.

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $700,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have a material impact on the Company's consolidated financial statements. The Company continues to offer seed for sale in Guatemala.

On July 18, 1996, the United States Department of Justice, Antitrust Division ("USDOJ"), served a Civil Investigative Demand ("CID") on D&PL seeking information and documents in connection with its investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. (which own the outstanding common stock of Sure Grow Seed, Inc). The CID states that the USDOJ is investigating whether these transactions may have violated the provisions of Section 7 of the Clayton Act, 15 USC 18. D&PL has responded to the CID, employees were examined in 1997 by the USDOJ, and D&PL is committed to full cooperation with the USDOJ. At the present time, the ultimate outcome of the investigation cannot be predicted.

On August 9, 1999, D&PL and Monsanto received Civil Investigative Demands from the USDOJ, seeking to determine whether there have been any inappropriate exchanges of information between Monsanto and D&PL or if any prior acquisitions are likely to have substantially lessened competition in the sale or development of cottonseed or cottonseed genetic traits. D&PL is complying with the USDOJ's request for information and documents and with the recent Civil Investigative Demand.

13. MERGERS AND ACQUISITIONS

Merger with Monsanto Company

On May 8, 1998, DPLC entered into a merger agreement with Monsanto, pursuant to which DPLC would be merged with and into Monsanto. This agreement has been approved by DPLC's stockholders, but is still subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the terms of the agreement, upon consummation of the merger DPLC's stockholders will be entitled to receive 0.8625 shares of Monsanto's Common Stock in exchange for each share of Delta and Pine Land Company stock they hold. At a Special Shareholders Meeting held on November 30, 1998, the shareholders approved the Merger Agreement and Plan of Merger. The Merger Agreement originally had an expiration date of June 30, 1999. However, DPLC could extend the period of time in which to complete the merger until December 31, 1999 or under certain circumstances to June 30, 2000. On May 21, 1999, DPLC and Monsanto agreed to extend the time for completing the merger from June 30, 1999 until December 31, 1999, with an option for DPLC to extend this deadline to June 30, 2000.

The merger of DPLC with and into Monsanto is subject to review by the USDOJ under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976 ("H-S-R Act"). On June 18, 1998, Monsanto and D&PL announced that they have received requests for additional information and other documentary materials from the USDOJ under the H-S-R Act concerning Monsanto's previously announced acquisition of DPLC. This request extends the waiting period under the H-S-R Act during which the parties are prohibited from closing the transaction. On August 9, 1999, D&PL and Monsanto received Civil Investigative Demands from the USDOJ, seeking to determine whether there have been any inappropriate exchanges of information between Monsanto and D&PL or if any prior acquisitions are likely to have substantially lessened competition in the sale or development of cottonseed or cottonseed genetic traits. D&PL is complying with the USDOJ's request for information and documents and with the recent CID.

Pursuant to the Merger Agreement, DLPC has agreed that, during the period from the date of the signing of the Merger Agreement (May 8, 1998) through the merger closing date (except as otherwise expressly permitted by the terms of the Merger Agreement), it will, and it will cause its respective subsidiaries to, in all material respects, (i) carry on its business in the ordinary course, (ii) use reasonable best efforts to preserve intact its current business organization,
(iii) keep  available the services of its current  officers and  employees,  and
(iv) preserve its relationships with customers, suppliers and others.

In addition, DPLC has agreed that neither DPLC nor, where applicable, its subsidiaries, without Monsanto's prior written consent or as otherwise permitted under the Merger Agreement, will: (a) amend its certificate of incorporation or bylaws; (b) split, combine or reclassify its outstanding capital stock or declare, set aside or pay any dividend payable in cash, stock or property with respect to the same, provided that DPLC may declare and pay regular quarterly dividends of not more than $0.03 per share; (c) issue or agree to issue any additional shares of, or rights to acquire shares of, capital stock other than the issuance of shares of capital stock of a subsidiary to DPLC or, with respect to DLPC shares issuable upon exercise of outstanding options pursuant to the D&PL 1993 Stock Option Plan and the 1995 D&PL Long-Term Incentive Plan (collectively, the "D&PL Option Plans"); (d) enter into or agree to enter into any new or amended contract or agreement with any labor unions; (e) authorize, recommend, propose or announce an intention to authorize, recommend or propose, or enter into an agreement in principle or an agreement with respect to any merger, consolidation or business combination (other than the merger with Monsanto), or any acquisition or disposition of a material amount of assets or securities (other than inventory in the ordinary course of business); (f) enter into or amend any employment, severance or change-in-control agreement, or benefit plan except as required by law or regulations, or as expressly provided by the Merger Agreement, or in the ordinary course of business; (g) (i) except in the ordinary course of business, create, incur or assume any debt other than under existing or approved lines of credit or to fund out-of-pocket costs incurred in connection with the transactions contemplated by the Merger Agreement, (ii) assume, guarantee, endorse or otherwise become liable or responsible for the obligations of any other person except majority owned subsidiaries of DPLC in the ordinary course of business or (iii) make any loans, advances or capital contributions, or investments in, any other person other than a majority-owned subsidiary; (h) amend the 1996 DPLC Shareholder Rights Plan ("Rights Plan") or redeem any of the rights granted under the Rights Plan, or (i) take any action that it is prohibited from taking under the Merger Agreement or that would constitute or is likely to cause a breach of any covenant, agreement, or representation set forth in the Merger Agreement.

Other Transactions

In February 1996, the Company acquired Hartz Cotton, Inc. from Monsanto, which included cotton planting seed inventories, germplasm, breeding stocks, trademarks, trade names and other assets, for approximately $6.0 million. The consideration consisted primarily of 1,066,667 shares of DPLC's Series M Convertible Non-Voting Preferred Stock.

14.  STOCKHOLDERS' EQUITY

Preferred Stock

The Board of Directors of DPLC is authorized, subject to certain limitations prescribed by law and the Monsanto Merger Agreement, without further stockholder approval, to issue up to an aggregate of 2,000,000 shares of Preferred Stock, in one or more series, and to determine or alter the designations, preferences, rights and any qualifications, limitations or restrictions on the shares of each such series thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series.

In August 1996, the Board of Directors adopted a Stockholder Rights Plan ("Rights Plan") and declared a dividend of one preferred stock purchase right ("right") for each outstanding share of DPLC's Common Stock. Similar rights have been, and generally will be, issued in respect of Common Stock subsequently issued. Each right becomes exercisable, upon the occurrence of certain events, for one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.10 par value, at a purchase price of $175 per one one-hundredth of a Preferred Share, subject to adjustment. In the event that DPLC is acquired in a merger or other business combination transaction not approved by the Board of Directors, each holder of a right shall have the right to receive that number of shares of common stock of the surviving company which would have a market value of two times the exercise price of the right. The Board of Directors has unanimously approved the Monsanto merger and modified the Rights Plan to deactivate it for such merger. Under the Rights Plan, 429,319 shares of Series A Junior Participating Preferred Stock have been reserved. The rights currently are not exercisable and will be exercisable only if a person or group acquires beneficial ownership of 15% or more of DPLC's outstanding shares of Common Stock. The rights, which expire on August 30, 2006, are redeemable in whole, but not in part, at DPLC's option at any time for a price of $0.01 per right. In May 1998 and July 1998, the Rights Plan was amended to facilitate the Monsanto merger.

DLPC issued 1,066,667 shares (after effect of stock splits) of Series M Convertible Non-voting Preferred Stock, as consideration for the purchase in 1996 of Hartz Cotton, Inc. from Monsanto. The holders of Series M Preferred Stock are entitled to receive dividends at the same rate per share as is paid from time to time on each share of the Common Stock of DPLC, and no more, when and as declared by the Board of Directors. In the event of any liquidation, dissolution or winding up of DPLC, either voluntary or involuntary, the holders of Series M Preferred Stock shall be entitled to receive, prior to and in preference to any distribution to holders of Common Stock or any other class of security of DLPC, $10.452 per share of Series M Preferred Stock. The Series M Preferred Stock is convertible beginning upon the seventh anniversary of the date on which the Series M Preferred Stock was issued or the occurrence of other specified events, whichever occurs first.

Stock Option Plans

The 1993 Stock Option Plan authorized options to purchase up to 2,560,000 shares (after effect of all stock splits) of Common Stock at an option price not less than the market price on the date of grant.

The 1995 Long-Term Incentive Plan (the "LTIP") allows for the awarding of stock options, stock appreciation rights, restricted shares of Common Stock and performance units to officers, key employees and directors. Under the LTIP, 2,560,000 shares (after effect of stock splits through November 1997) of Common Stock of DPLC were available for grant. Shares subject to options and awards which expire unexercised are available for new option grants and awards. Future members of the Board of Directors receive automatic grants of 62,222 shares upon being named to the Board. On February 27, 1997, stockholders amended this plan to provide additional annual grants of 2,666 shares for each of the next five years (1997 - 2001) to present directors of the Company. Such options are exercisable ratably over five years commencing after one year from the date of grant.


Stock Options                                                Number of Shares                   Price Range
-------------                                                ----------------                   -----------
Outstanding at August 31, 1996                                   2,277,243                $ 4.67     - $ 15.70
Granted                                                          1,412,217               $ 15.61     - $ 28.90
Exercised                                                        (160,548)                $ 4.67     - $ 15.70
Lapsed or canceled                                                (72,533)                $ 4.67     - $ 22.36
                                                                  -------                 ------       -------
Outstanding at August 31, 1997                                   3,456,379                $ 4.67     - $ 28.90
Granted                                                            722,994               $ 26.82     - $ 49.31
Exercised                                                        (745,749)                $ 4.67     - $ 22.85
Lapsed or canceled                                               (113,157)                $ 4.67     - $ 28.90
                                                                 --------                 ------       -------
Outstanding at August 31, 1998                                   3,320,467                $ 4.67     - $ 49.31
Granted                                                             70,996               $ 32.80     - $ 37.80
Exercised                                                        (194,948)                $ 4.67     - $ 26.82
Lapsed or canceled                                                (53,558)               $ 10.69     - $ 41.97
                                                                  -------                -------       -------
Outstanding at August 31, 1999                                   3,142,957                $ 4.67     - $ 49.31
                                                                 =========                ======       =======



D&PL adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which requires companies to estimate the fair value of stock options on date of grant. This pronouncement requires D&PL to record the estimated fair value of stock options issued as compensation expense in its income statements over the related service periods or, alternatively, continue to apply accounting methodologies as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the pro forma effects of the estimated fair value of stock options issued in the accompanying footnotes to its financial statements. In adopting this pronouncement, D&PL elected to continue to follow the accounting methodologies as prescribed by APB Opinion No.
25. The determination of fair value is only required for stock options issued beginning in fiscal 1996. The weighted average fair values of options granted in fiscal 1997, 1998 and 1999 were $11.08, $15.91 and $19.24 per share, respectively.

The pro forma effects of the total compensation expense that would have been recognized under SFAS No. 123 are as follows:


                                                                                 August 31,
             (Dollars in thousands, except per share data)              1997             1998           1999
             ---------------------------------------------              ----             ----           ----
             Net income, as reported                                  $6,850           $1,783         $7,477
             Pro forma net income (loss)                              $4,792          ($1,303)        $3,942
             Basic earnings per share, as reported                     $0.18            $0.05          $0.19
             Pro forma basic earnings (loss) per share                 $0.13           ($0.03)         $0.10
             Diluted earnings (loss) per share, as reported            $0.17            $0.04          $0.19
             Pro forma diluted earnings (loss) per share               $0.12           ($0.03)         $0.10


D&PL utilized the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted using the following assumptions:

                                                  1997                      1998                    1999
                                                  ----                      ----                --------
Expected dividend yield                             3%                        3%                      3%
Expected option lives                          5 years                   5 years                 5 years
Expected volatility                     47.0% to 48.7%            48.7% to 54.4%                  64.41%
Risk-free interest rates                 6.15% to 6.9%            5.34% to 5.89%                   6.29%

The following table summarizes certain information about stock options granted, exercised and forfeited for the three year period ended August 31, 1999:


                        Options Granted net           Weighted Average
                         of Exercises and         Remaining Contractual Life       Weighted Average
Exercise Price Range        Forfeitures                   in Years                  Exercise Price
--------------------        -----------                   --------                  --------------

$15.61 - $18.98               220,953                        7.35                         $ 16.82
$21.21 - $28.90             1,469,240                        7.58                         $ 24.30
$32.80 - $49.31               158,992                        8.73                         $ 43.09


Common Stock

In February 1997, the Board of Directors authorized a 4 for 3 stock split for common and preferred shares outstanding effected in the form of a dividend, with no change in par value per share, distributed on April 11, 1997 to stockholders of record on March 31, 1997. In October 1997, the Board of Directors authorized a 4 for 3 stock split for common and preferred shares outstanding effected in the form of a dividend, with no change in the par value per share, distributed on November 20, 1997 to the stockholders of record on November 10, 1997. All stock splits described above have been reflected in the accompanying consolidated financial statements.

Treasury Stock

In April 1997, the Board of Directors authorized a stock repurchase plan of up to 10% of DPLC's outstanding common stock. At August 31, 1997 and 1998, DPLC had purchased 114,266 shares with an aggregate purchase price of $2,173,000. In connection with the Monsanto merger, the Board of Directors formally terminated this plan in May 1998.

Earnings Per Share

The table below reconciles basic and diluted earnings per share at August 31:
Basic:                                                      1997                  1998                1999
------                                                      ----                  ----                ----
 Net income                                           $    6,913            $    1,879           $   7,573
 Preferred stock dividends                                   (63)                  (96)                (96)
                                                             ---                   ---                 ---
 Net income applicable to common  stockholders        $    6,850            $    1,783           $   7,477
                                                      ==========            ==========           =========
 Weighted average shares outstanding                      37,579                38,011              38,438
                                                          ======                ======              ======
  Basic earnings per share                            $     0.18            $     0.05           $    0.19
                                                      ==========            ==========           =========
Diluted:
Net income applicable to common stockholders          $    6,850            $    1,783           $   7,477

  Preferred stock dividends                                   63                    96                  96
                                                              --                    --                  --
Net income                                            $    6,913            $    1,879           $   7,573
                                                      ==========            ==========           =========
  Weighted shares outstanding                             37,579                38,011              38,438
  Common stock equivalents                                 1,484                 1,762               1,469
  Weighted average common stock issuable
     upon conversion of Preferred stock                    1,066                 1,066               1,066
                                                           -----                 -----               -----
  Diluted shares outstanding                              40,129                40,839              40,973
                                                          ======                ======              ======
  Diluted earnings per share                          $     0.17            $     0.05           $    0.18
                                                      ==========            ==========           =========

15.   UNAUDITED QUARTERLY FINANCIAL DATA

All of D&PL's domestic seed products are subject to return or credits, which vary from year to year. The annual level of returns and ultimately net sales and net income are influenced by various factors, principally weather conditions occurring in the spring planting season (spanning the Company's third and fourth fiscal quarters). The Company provides for estimated returns as sales are made. To the extent actual returns differ from estimates, adjustments to the Company's operating results are recorded when such differences become known, typically in the Company's fourth quarter. All significant returns occur or are accounted for by fiscal year end. Generally, international sales are not subject to return. Substantially all Company sales are concentrated in the second and third fiscal quarters. As a result, the Company generally incurs losses in the first and fourth quarters. Management believes that such seasonality is common throughout the seed industry.

Summarized unaudited quarterly financial data is as follows:

                                                                                      (In thousands, except per share data)



---------------------------------------------------------------------------------------------------------------------------
         Fiscal 1997: Three months ended
                                                                November 30      February 28         May 31       August 31
---------------------------------------------------------------------------------------------------------------------------

         Net sales and licensing fees(2)                            $ 6,317         $ 66,425      $ 116,425        $ (5,918)
         Gross profit(3)                                              1,188           25,325         42,721         (13,774)
         Net income (loss) applicable to
              common shares(3)                                       (4,381)           9,299         20,544         (18,612)
         Net income (loss) per share-basic(1 )(3)                     (0.12)            0.24           0.53           (0.50)
         Weighted average number of shares  used
            in quarterly per share calculations -basic               37,573           38,949         38,815          37,573
         Net income (loss) per share-diluted(1)(3)                    (0.12)            0.23           0.51           (0.50)
         Weighted average number of shares used
              in quarterly per share calculations-diluted            37,573           40,094         40,255          37,573
---------------------------------------------------------------------------------------------------------------------------
           Fiscal 1998: Three months ended
                                                                November 30      February 28         May 31       August 31
---------------------------------------------------------------------------------------------------------------------------
         Net sales and licensing fees(2)                            $ 5,340          $77,245       $126,029        $(16,275)
         Gross profit(4)                                              2,067           27,147         40,018         (15,666)
         Net income (loss) applicable to
              common shares(4)                                       (4,665)           9,757         13,941         (17,250)
         Net income (loss) per share-basic(1)(4)                      (0.12)            0.26           0.36           (0.45)
         Weighted average number of shares  used
            in quarterly per share calculations -basic               37,721           37,858         38,133          38,367
         Net income (loss) per share- diluted(1)(4)                   (0.12)            0.24           0.34           (0.45)
         Weighted average number of shares used
              in quarterly per share calculations- diluted           37,721           40,663         41,594          38,367
---------------------------------------------------------------------------------------------------------------------------
              Fiscal 1999: Three months ended
                                                                November 30      February 28         May 31       August 31
------------------------------------------------------------------------------------------------------------------------------

         Net sales and licensing fees                                 7,195          $72,800      $ 158,591        $ 21,879
         Gross profit(5)                                              2,248           23,116         51,378          (1,591)
         Net income (loss) applicable to
             common shares(5)                                        (6,463)           2,382         20,724          (9,166)
         Net income (loss) per share-basic(1)(5)                      (0.17)            0.06           0.54           (0.24)
         Weighted average number of shares  used
            in quarterly per share calculations -basic               38,380           38,422         38,454          38,513
         Net income (loss) per share- diluted(1)(5)                   (0.17)            0.06           0.51           (0.24)
         Weighted average number of shares used
              in quarterly per share calculations- diluted           38,380           41,085         41,017          38,513

          (1)Thesum of the quarterly net income (loss) per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter, whereas annual earnings per share are based on the annual weighted average shares deemed outstanding during the year.

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

          (4)The fourth quarter includes the effect of recording a $17.5 million special charge in cost of sales associated with inventory write -offs and recalled inventory and $5.1 million in operating expense for the effects of the evaluation of various strategic alternatives and the Monsanto merger.

          (5) The fourth quarter includes the effect of recording special charges of $20.3 million of which $15.2 million is recorded as cost of sales and is associated with inventory write-offs due to product phase outs and reserves established for excess inventory, $3.1 million in operating expenses related to the merger and approximately $2.0 million in other income associated with loss on sale of fixed assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS OF THE COMPANY

                                                             Offices Held with Company;
Name (Age) (1)                      Position                 Principal Occupation for Past Five Years
--------------               ----------------------  --------------------------------------------------------
Roger D. Malkin              Chairman and Chief      Mr.  Malkin  has  served  as  Chairman  and  Chief
(68)                         Executive Officer       Executive Officer  of  D&PL  since  1978.  Also, he
                                                     served as Chairman of Southwide,  Inc.("Southwide"),
                                                     a Delaware corporation, and the former parent of D&PL, from 1971 through its liquidation in 1993.

Steven M. Hawkins            President and Chief     Mr. Hawkins has served as President and Chief
(49)                         Operating Officer       Operating  Officer since December  1998.  Before that time, he served as Executive Vice  President of D&PL from May 1998 until  December  1998.
                                                     From  September 1996 until May 1998,  he served as Director of  Marketing and Vice  President of Sales and  Marketing  for  Deltapine  Seed.
                                                     Prior to joining D&PL, he worked for Asgrow Seed Company from October 1976 until  September  1996.  His last  assignment  with Asgrow was as Director of Marketing,  Logistics  and New  Business.  Prior to that he held various marketing, sales and operation positions with the Company.

Charles R. Dismuke, Jr.      Senior Vice President-  Mr. Dismuke has served as Senior Vice
(44)                         Operations, Quality     President of Operations, Quality Assurance and
                             Assurance and           Information Systems since August 1999.  From
                             Information Systems     January 1997 until August 1999, he served as Senior Vice
                                                     President and as President of DeltaPine Seed Division.  From October 1989
                                                     until January  1997, he served as Vice President - Operations.  Mr.
                                                     Dismuke was a General Manager of one of the Company's subsidiaries, Greenfiled
                                                     Seed Company, from 1982 until 1989.  Mr. Dismuke has been
                                                     employed by D&PL or one of its subsidiaries since June 1977.


Thomas O. Luehder            Senior Vice President - Mr. Luehder has served as Senior Vice President
(58)                         International           of International Division since February 1998.  From April 1997 until February
                                                     1998 he  was Senior Vice President in the International Division.  He joined
                                                     D&PL in May 1994 and was the Chief Representative  of D&PL China Pte.  Ltd.
                                                     Prior to joining D&PL, he served as President of Jacques
                                                     Seed Company, Prescott, Wisconsin.


Harry B. Collins             Vice President -        Dr. Collins has served as Vice President-Technology
(58)                         Technology Transfer     since  April, 1998.  Prior to that, Dr. Collins served as the Transfer
                                                     Company's Vice President - Research from 1995 to April 1998.


Earl E. Dykes                Vice President -        Mr. Dykes has served as Vice President - Operations
(46)                         Operations              since February 1997 until present. Prior to that time,
                                                     Mr. Dykes served as the General Manager - Arizona Processing, Inc.
                                                     (which was acquired by the Company in May 1996 as the result of the Sure
                                                     Grow merger).  Mr. Dykes was a shareholder of Arizona Processing, Inc. at the time of acquisition.

W.A. Ellis, III              Vice President-         Mr. Ellis has served as Vice President-Sales
(46)                         Sales and Marketing     and  Marketing  since August 1999.  From January 1997 until August 1999, he served as Senior Vice  President  and as President - SureGrow  Seed  Division.
                                                     From 1990 until 1996 he served as President - Ellis Brothers   Seed,   Inc.
                                                     and  Sure  Grow Seed,  Inc (which  were  acquired  by the Company in May 1996 as the result of the Sure  Grow  merger).  Before  that  time Mr.  Ellis  was
                                                     Vice  President  of Ellis Brothers Seed, Inc.

William V. Hugie             Vice President-         Dr. Hugie has served as Vice President - New
(40)                         New  Technologies       Research since September 1996. From August 1994
                             Research                until  September  1996,  he served as a  Project  Leader of the  Transgenic
                                                     Cotton  Breeding  Program,  and from  December  1988 until August 1994,  he served  as a Project  Leader  of the  Sorghum  Breeding  Program.  Prior to
                                                     joining the Company, Dr. Hugie was employed by Funk Seed International from
                                                     1986 to 1988.


W. Thomas Jagodinski         Vice President -        Mr. Jagodinski has served as Vice President -
(43)                         Finance and             Finance and Treasurer since February 1993, and Treasurer and
                             Treasurer and           Chief Financial Officer from May 1992 to February 1993.  From October  1991 to
                             Assistant Secretary     May 1992, Mr. Jagodinski served as Director of Corporate Accounting,  Financial
                                                     Reporting and Income Taxes.  Prior to joining the Company, Mr.
                                                     Jagodinski was employed by Arthur Andersen LLP in various capacities since 1983

Thomas A. Kerby              Vice President -        Dr. Kerby has served as Vice President-Technical
(55)                         Technical Services      Services  since  September  1994,  and  Director-Technical  Services from
                                                     November 1993,  when he joined D&PL,  until 1994.  Prior to joining the
                                                     Company,  Dr. Kerby served the cotton  industry of  California  and the
                                                     University  of  California as Extension Cotton Agronomist from 1981 through
                                                     October 1993.

Donald L. Kimmel             Vice President -        Mr. Kimmel has served as Vice President-Marketing
(61)                         Marketing               of  D&PL since 1986, and from 1985 to 1986, as its Marketing Manager.


Charles V. Michell           Vice President -        Mr. Michell has served as Vice President -
(37)                         Information Systems     Information Systems since October 1998, until
                                                     present and prior to that time, as Corporate Director - Information Systems and
                                                     Telecommunications, since March 1995.  He joined the company in 1987 as Manager of Information Systems.  Prior to joining the Company, Mr. Michell was Manager of Computer Operations at St. Dominic Jackson Memorial Hospital and he was
                                                     self-employed as an Information Technology Consultant in the hospital, banking and custom welding industries.

Alan L. Rubida               Vice President -        Mr. Rubida has served as Vice President  -  Quality
(38)                         Quality Assurance       Assurance since October 1998.  Mr. Rubida joined D&PL in 1994 and served as the
                                                     Company's Western Cottonseed Production Manager until his promotion in 1998.
                                                     Prior to joining D&PL, Mr. Rubida served as manager of the Cottonseed
                                                     Production Department for the Supima Association of America.


Ann J.  Shackelford          Vice President-         Ms. Shackelford has served as Vice President -
(41)                         Corporate Services      Corporate Services since September 1997 and, until that time,  as Director -
                                                     New Business  Product  Development  since January 1997.   From  October  1994
                                                     until  December  1996,  she  served  as  Legal Coordinator. Prior to joining the Company, Ms. Shackelford was involved in private business.

James H. Willeke             Vice President-         Mr. Willeke has served as Vice President-Sales and
(55)                         Sales and Marketing     Marketing since August 1999. From January 1997 until August  1999,  he  served as  Senior  Vice  President  and as  President  - Paymaster Division. From 1987
                                                     until 1996, he served as President-Hartz Seed in Stuttgart,  Arkansas,  a subsidiary  of Monsanto.  From 1982 to 1987, he directed  Lynks in
                                                     Marshalltown,  IA, a subsidiary  of Mycogen  Seeds,  as General Manager.

Jerome C. Hafter             Secretary               Mr. Hafter has served as Secretary of D&PL since
(54)                                                 July 1993, and he served as Assistant Secretary from April 1990 until July
                                                     1993.  Since 1976, Mr. Hafter has  been a  partner  in Lake  Tindall
                                                     LLP, D&PL's general counsel; and he has performed legal services for D&PL since
                                                     1983.
---------------------

(1)      As of August 31, 1999

DIRECTORS OF THE COMPANY

                                      Offices Held with Company;
             Name(1)                  Principal Occupation
(Year First Elected a Director)       for Past Five Years
-------------------------------       -------------------

Roger D. Malkin (1978)                (See the description of Mr. Malkin's offices with the Company and principal  occupation on
                                      Page 60 , under "Officers of the Company".)

Nam-Hai Chua (1993)                   Dr. Chua has acted as a  consultant  to D&PL since  April  1991.  Dr. Chua is the Andrew W.
                                      Mellon  Professor  and  Head of the  Plant  Molecular  Biology  Laboratory  of  Rockefeller
                                      University,  New  York,  New  York,  and has been  with the  University  for over 20 years.
                                      Also,  he is member of the Board of  Directors  of  BioInnovations  of  America,  an entity owned by the  Government  of  Singapore,  which  invests  in  United  States  biotechnology companies.  Dr.  Chua  was  also a  member  of the  Board  of  Directors  of DNAP  Holdings
                                      (formerly  DNA Plant  Technology  Corporation),  whose  stock  trades  on  NASDAQ  until he resigned in 1998.  In  addition,  Dr. Chua serves as the Chairman of the  Management  Board of Directors of the Institute of Molecular  Agrobiology  ("IMA") and as the Chairman of the
                                      Board of  IMAGEN  Holdings  Pte.  Ltd,  an  affiliate  of IMA.  Dr.  Chua  also  acted as a scientific  consultant to Monsanto  Company for matters  relating to plant biology  through
                                      1995.  Dr. Chua is 55 years of age.

Jon E.M. Jacoby (1992)                Mr. Jacoby has been employed by Stephens,  Inc. and Stephens  Group,  Inc.,  companies that engage in  investment  banking  activities  since 1963,  and is  presently  a director  and officer  for  each  of  these  companies.  Stephens  Inc.  and  Stephens  Group,  Inc.  are stockholders  of D&PL.  Mr.  Jacoby is a director  of Beverly  Enterprises,  Inc.,  Medicus
                                      Systems Corp. and Power-One,  Inc. He was a director of American  Classic Voyages Co. until he resigned on June 30, 1997.  Mr. Jacoby is 61 years of age.

Joseph M. Murphy (1992)               Since 1987 and  February  1993,  respectively,  Mr.  Murphy has been the  Chairman of Value
                                      Investors,  Inc.,  a  closely-held  real estate  investment  company,  and the  Chairman of
                                      Country Bank, White Plains, New York.   Mr. Murphy is 64 years of age.

Stanley P. Roth (1988)                Mr. Roth controls and is the Chairman of NACC, a private  merchant  banking  firm,  and has been its  President  since  1976.  Since  1988,  Mr.  Roth has  served as the  Chairman  of
                                      Royal-Pioneer  Industries,  Inc.,  and a director  of Hollis  Corporation.  Mr. Roth became
                                      the  Vice  Chairman  of  CPG  International,   Inc.  in  1990,  and  the  Chairman  of  GPC
                                      International, Inc., its successor corporation, in 1994.  Mr. Roth is 62 years of age.

Rudi E. Scheidt (1993)                Since  1990,  Mr.  Scheidt  has been a private  investor.  From 1973 to 1989,  he served as
                                      President of Hohenberg Bros. Co., a worldwide  cotton  merchant,  headquartered in Memphis,
                                      Tennessee,  and as its  Chairman  during  1990.  Mr.  Scheidt  is a  Director  Emeritus  of
                                      National  Commerce  Bancorporation,  a bank  holding  company,  headquartered  in  Memphis,
                                      Tennessee.  Mr. Scheidt is 74 years of age.
---------------------

(1)      As of August 31, 1999

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on review of the copies of reporting forms furnished to the Company, or written representations that no forms were required, the Company believes that during 1999, all required events of its officers, directors and 10% stockholders to the Securities and Exchange Commission of their ownership and changes in ownership of Shares (as required pursuant to Section 16(a) of the Securities Exchange Act of 1934) have been filed, except that the following individuals filed the following number of late reports with respect to the following number of transactions: One Form 4 each for Mssrs. Hugie and Kimmel relating to an option exercise, one for Mr. Ellis relating to stock gifts, and one each for Mssrs. Malkin, Chua, Jacoby, Murphy, Roth, and Scheidt relating to stock option grants.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

Annual Compensation

The following table sets forth certain information regarding compensation paid to, or accrued for, the Company's Chief Executive Officer and the Company's four other most highly-compensated executive officers (the "Named Officers") during the year ended August 31:

                           SUMMARY COMPENSATION TABLE

                                                                        Long-Term
Name and                                                             Compensation                All Other
Principal Position                    Annual Compensation                 Awards                Compensation
------------------                    -------------------                 ------                ------------
                                                                       Securities
                                                                       Underlying
                              Year    Salary($)      Bonus($)          Options  (1)
                              ----    ---------      --------      ----------------------
Roger D. Malkin               1999      290,000    487,228(5)              2,666(2)            $ 30,000(4)
  Chief Executive Officer     1998      290,000            -               2,666(2)              35,000(4)
  and Chairman of the         1997      290,000      220,000              62,222(3)              29,000(4)
  Board

Steven M. Hawkins             1999      218,000      150,000                     -                      -
  President and COO           1998      163,000            -               130,000                      -
                              1997      140,000       40,000                53,000                      -

W. Thomas Jagodinski          1999      162,500       75,000                     -                      -
   Vice President - Finance   1998      150,000            -                     -                      -
  and Treasurer               1997      140,000       75,000                79,999                      -

Thomas O. Luehder             1999      165,000       51,000                     -                      -
  Senior Vice President       1998      150,000       25,000                30,000                      -
                              1997      150,000       22,500                 8,889                      -

Charles R. Dismuke, Jr.       1999      170,000       45,000                     -                      -
  Senior Vice President       1998      165,000            -                     -                      -
                              1997      160,000       50,000                24,889                      -

(1)  All stock options  reflected on a post-split basis.

(2) Include options for 2,666 shares granted by formula to Mr. Malkin in his capacity as a director of the Company, concurrently with identical grants to all directors of the Company.

(3) Includes options for 8,889 shares granted to Mr. Malkin in his capacity as a director of the Company, concurrently with identical grants to all directors of the Company. (4) Director's and attendance fees for serving as a director of the Company. (5) Consists of cash bonus of $250,000 and the transfer by the Company to Mr. Malkin of certain real property with a fair market value of $237,000.


Option Grants in Last Fiscal Year

The only options exercisable into securities of the Company are those outstanding under the 1993 Stock Option Plan adopted in April 1993 (the "1993 Plan") and the 1995 Long-term Incentive Plan (the "LTIP"). The 1993 Plan was fully exhausted in 1996. The Company granted options for 70,996 Shares under the LTIP in 1999. All options granted under both plans vest 20% per annum commencing on the first day of the second and each succeeding year following each grant and expire ten years from the date of grant. Pursuant to the terms of both plans all options granted and approved for grant before May 8, 1998, the date of the Monsanto merger agreement, and outstanding at the merger closing date will become fully vested due to the acceleration thereof because of a change in control.

The following table sets forth certain information concerning stock options granted during 1999:

                          OPTION GRANTS IN FISCAL 1999




                                   Individual Grants
                                   -------------------------------------------------------------------
                                      Percentage of                                         Potential Realized Value at
                       Number of      Total Options                                         Assumed Annual Rates of Stock
                       Securities     Granted to                                            Price Appreciation
                       Underlying     Employees in        Exercise          Expiration      for Option Term (1)
Name(2)                Options        Fiscal Year         Price              Date             0%             5%            10%
-------                -------        -----------         -----              ----             --             --            ---
Roger D. Malkin         2,666           3.76%             32.80             2/25/09           -            55,000      139,000
-----------------------------

(1) The dollar amount under these columns are the result of calculations at 5% and 10% rates arbitrarily set by the Securities and Exchange Commission, and therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price. Any actual gain on exercise of options is dependent on the future performance of the Company's stock.

(2)  No other Named Officers were granted options in 1999.

Options Exercised in Last Fiscal Year

The following table sets forth certain information concerning stock option exercises during 1999 and unexercised options held as of August 31, 1999 for each of the Named Officers:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR -END OPTION VALUES

                                                       Number of Securities Underlying              Value of Unexercised
                                                            Unexercised Options                        In-The-Money
                        Shares         Gain                       FY-End                            Options FY-End  (1)
                        Acquired on    Realized on     #                #                   $                  $
                        Exercise       Exercise        Exercisable      Unexercisable   Exercisable     Unexercisable
                        --------       --------        -----------      -------------   -----------     -------------
Roger D. Malkin(2)(3)        -             -               130,310             42,132     2,843,982           228,359
Steven M. Hawkins(3)         -             -                47,333            136,000       288,893           493,040
W. Thomas Jagodinski         -             -                56,534             55,111       722,494           229,593
Thomas O. Luehder(3)         -             -                30,889             29,333       519,344            31,747
Charles R. Dismuke,Jr.       -             -                73,956             22,045     1,508,167           214,207
------------------

(1) Based on $28.3125 per share, the August 31, 1999 closing value as quoted by the New York Stock Exchange.

(2) According to the terms of Mr. Malkin's options, all of his options would be fully exercisable upon his retirement because he is over 65 years of age.

(3) Computation excludes 5,332 shares for Mr. Malkin, 50,000 shares for Mr. Hawkins, and 30,000 shares for Mr. Luehder, that are "out-of-the-money."


Employment Contracts and Change-In-Control Arrangements

Mr. Jagodinski is employed pursuant to an employment agreement effective September 1, 1997 which provided for an annual base salary of $150,000 subject to upward adjustment plus bonus, the amount of which is determined in accordance with the bonus program described herein, plus insurance and other fringe benefits. The agreement is automatically extended each day so that at any given date, the time remaining under the contract will be for an additional two year period. The contract may be terminated, except as a result of a change in control or in anticipation of a change in control, upon three months written notice. The employment agreement includes provisions pursuant to which Mr. Jagodinski will receive, in the event of the termination of his employment due to a change in control or in anticipation of a change in control, an amount that in effect is equal to two times his highest salary and bonus paid during any of the previous five calendar years; plus a continuation for 24 months of his insurance and fringe benefits. Mr. Jagodinski's agreement provides him the right to surrender his stock options to the Company and receive cash in lieu of stock, plus provides for certain tax protection payments on a portion of amounts paid to him under this plan. In addition, Mr. Jagodinski was granted an option for 53,333 shares of common stock at $28.04 per share excercisable ratably or upon a change in control. Pursuant to the terms of this agreement, Mr. Jagodinski shall not compete with the Company for one year upon his termination in the event of a change in control.

                         COMPENSATION PURSUANT TO PLANS

Pension Plan

The Company maintains a noncontributory defined benefit plan (the "Pension Plan") that covers substantially all full-time employees, including the Named Officers. All employees of the Company and its domestic subsidiaries, who have both attained age 21 and completed one year of eligibility service, are eligible to participate in the Pension Plan. The Pension Plan provides a normal retirement benefit (if employment terminates on or after age 65) equal to the sum of: (i) 22.75% of the average compensation (the average of the participant's five highest consecutive calendar years of earnings, including overtime but excluding bonuses) reduced by 1/25th for each year of credited service less than 25 at normal retirement; and (ii) 22.75% of average compensation exceeding the greater of one-half of average social security covered compensation and $10,000, reduced by 1/35th for each year of credited service less than 35 at normal retirement.

The following table shows the estimated benefits payable in the form of a single-life annuity upon retirement in specified average compensation and years of credited service classifications:

                                              PENSION PLAN TABLE

                                                       Years of Credited Service
                                                       -------------------------
Compensation              15                  20                   25                  30                   35
------------              --                  --                   --                  --                   --
  $   25,000       $   4,238           $   5,651            $   7,064           $   7,339            $   7,614
      50,000          10,088              13,451               16,841              17,902               18,989
      75,000          15,938              21,251               26,564              28,464               30,364
     100,000          21,788              29,051               36,341              39,027               41,739
     150,000          33,488              44,651               55,841              60,152               64,489
     200,000          34,424              45,899               57,374              61,842               66,309
     250,000          34,424              45,899               57,374              61,842               66,309
     300,000          34,424              45,899               57,374              61,842               66,309
     400,000          34,424              45,899               57,374              61,842               66,309

The above estimated annual benefits were calculated by the actuary for the Pension Plan. Benefit amounts shown are the annual pension benefits payable in the form of a single-life annuity for an individual attaining the age of 65 in 1999. In addition, such amounts reflect the 1999 maximum compensation limitation under the Internal Revenue Code of 1986, as amended, and are not subject to any deduction for social security or other amounts.

The estimated years of credited service and eligible average compensation for each of the Named Officers as of January 1, 1999, the most recent Pension Plan valuation date, are as follows:

                                                Years of            Average Plan
Name                                        Credited Service        Compensation
----                                        ----------------        ------------
Roger D. Malkin.................................    29                  $154,000
Steven M. Hawkins...............................     1                   153,750
W. Thomas  Jagodinski...........................     7                   128,282
Thomas O. Luehder...............................     5                   152,500
Charles R. Dismuke..............................    22                   140,643

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

     Name(1)                                   Annual Cash Benefit

      Roger D. Malkin.............................      $12,000

(1) Estimated annual benefits in the amount of $29,000 are also expected to be paid pursuant to the SERP to F. Murray Robinson, a former officer of the Company who retired April 15, 1999.

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


Under the terms of the SERP, the Company may discontinue additional eligibility and planned payments under the SERP at any time. The officer noted above is fully vested in the SERP.

Defined Contribution Plan

Effective April 1, 1994, the Company established a defined contribution plan pursuant to Internal Revenue Code Section 401(k) (the "401(k) Plan"). The 401(k) Plan covers substantially all full-time employees. Eligible employees of the Company and its domestic subsidiaries, who have both attained age 21 and completed one year of service, may participate in the 401(k) Plan. A participant may elect to contribute up to 18% of their eligible earnings to the 401(k) Plan. The 401(k) Plan allows the Company to match a maximum of six percent of eligible employee contributions. As of August 31, 1999, the Company has elected not to match such contributions.

Incentive Plans

The Company maintains two incentive plans that compensate key employees and directors through the grant of options to buy shares of Common Stock. In July 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan") of which the Compensation Committee of the Board of Directors have granted the maximum number of shares permitted (2,560,000). On October 17, 1995, the Company's Board of Directors adopted the 1995 Long-term Incentive Plan (the "LTIP") which the shareholders ratified at the 1996 Annual Meeting. Pursuant to the LTIP, the Board of Directors may award stock options, stock appreciation rights, restricted shares of Common Stock and performance units to officers, key employees and directors. Under the LTIP, 2,560,000 common shares were authorized for grant.
As of August 31, 1999, options for 2,423,984 shares have been granted under the LTIP.

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

Director's Compensation

Each Director receives an annual fee of $25,000 and participation fees of $1,000 for each meeting the Board of Directors attended. Directors are reimbursed for actual expenses incurred in connection with attending Board or Committee meetings. In addition, under the 1993 Stock Option Plan, as amended, each present director was granted in June 1994, an option to purchase 53,333 shares at the fair market price at the date of grant. Under the 1995 Long-Term Incentive Plan, as amended, the initial option granted to each new director of the Company was increased to 62,222 shares, and each new (and present) director will be granted options for an additional 2,666 shares in each of the second through sixth years each director serves as such (which began in February 1997 for present directors).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Share Ownership by Principal Stockholders and Management

To the best knowledge of the Company based on information filed with the Securities and Exchange Commission and the Company's stock records, the following table sets forth as of October 31, 1999, shares beneficially owned by each director, each nominee for director, certain executive officers, any person owning more than 5% of the Shares individually and by all officers and directors as a group.

                                                             Shares Beneficially Owned
                                                             -------------------------
                                                              Amount of
                                                              Beneficial    Percentage of
Name and Address of Beneficial Owner or Management            Ownership         Class
--------------------------------------------------            ---------         -----
G Industries Corporation (1)                                 $5,632,002          14.6
John Hancock Mutual Life Insurance Company (2)                4,128,764          10.7
Stephens Group, Inc. (3)                                      2,589,137           6.7
Monsanto Company (4)(11)                                      1,777,776           4.6
Roger D. Malkin (5)(12)                                       1,165,614           3.0
Steven M. Hawkins (5)                                              --               *
Joseph M. Murphy(6)                                              78,898             *
W. Thomas Jagodinski(5)(13)                                      70,211             *
Jon E.M. Jacoby (7)                                              47,825             *
Thomas O. Luehder (5)                                             5,000             *
Rudi E. Scheidt (8)                                              22,112             *
Charles R. Dismuke, Jr. (5)                                      82,666             *
Nam-Hai Chua (9)                                                 45,505             *
Stanley P. Roth (10)                                             27,500             *
All Directors and Executive Officers as a Group              $2,286,419           5.9
   [20 persons] (14)(15)
-----------------------

* Less than one percent

(1) The mailing address for G Industries, Corp. is: 300 Delaware Avenue, Wilmington, Delaware 19801.
(2) The mailing address for John Hancock Mutual Life Insurance Company ("Hancock") is: John Hancock Place, 57th Floor, Boston, Massachusetts 02117.
(3) Mr. Jacoby, a director of Stephens Group, Inc., and its subsidiary, Stephens, Inc. owns 147,825 Shares. See Note 7 below. The mailing address for Stephens Group, Inc. and affiliates is: 111 Center Street, Little Rock, Arkansas 72201.
(4) The mailing address for Monsanto Company is: 800 North Lindbergh Blvd., St. Louis, Missouri 63167.
(5) The mailing address for Messrs. Malkin, Hawkins, Luehder, Jagodinski and Dismuke is: One Cotton Row, Scott, Mississippi 38772.
(6) The Shares indicated are owned by Mr. Murphy's wife. Mr. Murphy disclaims beneficial ownership of the 78,898 Shares owned by his wife. The mailing address for Mr. Murphy is: 2687 North Ocean Boulevard, Boca Raton, Florida 33431.
(7) Includes: 113,637 Shares owned by Jacoby Enterprises, Inc., as to which Mr. Jacoby has sole power to vote and sole power of disposition; 21,713 Shares owned by Coral Partners in which Mr. Jacoby is a general partner, as to which Mr. Jacoby has shared power to vote and shared power of disposition, and 12,475 Shares owned beneficially by Mr. Jacoby. Does not include Shares owned by Stephens Group, Inc., or other of its affiliates, except Jacoby Enterprises, Inc., and Coral Partners. See Note 3 above. The mailing address for Coral Partners, Jacoby Enterprises, Inc., and Mr. Jacoby is:
     111 Center Street, Little Rock, Arkansas 72201.
(8) The mailing address for Mr. Scheidt is: 54 South White Station Road, Memphis, Tennessee 38117.
(9) Includes: 10,666 Shares owned by Dr. Chua's wife and 34,839 Shares held jointly by Dr. Chua's wife and daughter. Dr. Chua disclaims beneficial ownership of these Shares. The mailing address for Dr. Chua is: c/o Laboratory of Plant Molecular Biology, Rockefeller University, 1230 York Avenue, New York, New York 10021-6399.
(10) Consists of 27,500 Shares owned by North American Capital Corporation ("NACC") as to which Mr. Roth has sole power to vote and sole power of disposition. The mailing address for Mr. Roth is: 510 Broad Hollow Road, Suite 206, Melville, New York 11747.
(11) Excludes shares obtained by conversion of Series M Convertible Preferred Stock. If Monsanto converts pursuant to the terms of the Preferred Stock, it would receive 1,066,667 Shares of Common Stock which would make its amount of beneficial ownership 2,844,443 Shares, or 7.2 percent.
(12) The  shares  indicated  include  340,371  Shares  held by a family  limited partnership of which Mr. Malkin is the general partner and to which Mr. Malkin disclaims beneficial ownership.
(13) The shares indicated include 3,555 Shares owned by Mr. Jagodinski's wife. Mr. Jagodinski disclaims beneficial ownership of the shares owned by his wife.
(14) Includes: 78,898 Shares owned by the wife of Joseph M. Murphy and 3,555 Shares owned by the wife of W. Thomas Jagodinski.
(15) As a group, the amount shown excludes vested and unvested options for 538,296 Shares pursuant to the 1993 Delta and Pine Land Company Stock Option Plan ("1993 Plan") and options for 752,986 Shares pursuant to the 1995 Long-Term Incentive Plan ("LTIP"). For each individual listed above, the amounts shown exclude exercisable options granted pursuant to the 1993 and LTIP Plan with respect to the following: Roger D. Malkin, 11,199 Shares; Steve M. Hawkins, 74,000 Shares; Joseph M. Murphy, 2,311 Shares; W. Thomas Jagodinski, 65,422 Shares; Jon E. M. Jacoby, 57,422 Shares; Thomas
     O. Luehder, 32,666 Shares; Rudi E. Scheidt, 57,422 Shares; Charles R. Dismuke, 82,489 Shares; Nam-Hai Chua, 57,422 Shares; and Stanley P. Roth, 57,422 Shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

Consulting Agreement

The Company paid Nam-Hai Chua, a member of the Company's Board of Directors, approximately $4,000 for consulting fees in 1998 associated with the Company's effort to enter into joint ventures with parties in the People's Republic of China. No such payments were made in 1999.

Dr. Chua is the Chairman of the Management Board of Directors of IMA and is also Chairman of the Board of an affiliate of IMA, IMAGEN. IMAGEN, together with Singapore Bio-Innovations Pte. Ltd., STIC Investments Pte. Ltd., and OCBC Wearnes and Walden Investments Pte. Ltd., own 20% of the stock of D&PL China Pte. Ltd.

During 1999 , the Institute of Molecular Agrobiology ("IMA"), which is owned by the National University of Singapore and the National Science and Technology Board of Singapore, conducted contract research upon the Company's instruction related to the development of certain technologies for varietal crops such as cotton and soybeans. The Company paid $340,000 in 1999 for such research projects.


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



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.  Financial  Statements  -  the  following   consolidated  financial
          statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

          Report of Independent Public Accountants

               Consolidated  Statements  of Income - for each of the three years in the period ended August 31, 1999

               Consolidated Balance Sheets - August 31, 1998 and 1999

               Consolidated  Statements  of Cash  Flows - for each of the  three years in the period ended August 31, 1999

               Consolidated Statements of Stockholders' Equity - for each of the three years in the period ended August 31, 1999

               Notes to Consolidated Financial Statements

     (a) 2. Financial Statement Schedule - the following financial statement schedule of Delta and Pine Land Company and subsidiaries are submitted in response to Part IV, Item 14:

          Report of Independent Public Accountants............................73

          Schedule II - Consolidated Valuation and Qualifying Accounts........74

          All other schedules have been omitted as not required, not applicable or because all the data is included in the financial statements.

     (a)  3. Exhibits

The exhibits to the Annual Report of the Delta and Pine Land Company filed herewith are listed on Page 62.

     (b)  4. Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended August 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November19, 1999.

DELTA AND PINE LAND COMPANY
(Registrant)

/s/ Roger D. Malkin                                            November 19, 1999
-----------------------------------------------
By:  Roger D. Malkin, Chairman of the Board and
       Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                          Title                                Date
    ---------                          -----                                ----
 /s/ Roger D. Malkin           Chairman of the Board           November 19, 1999
--------------------           and Chief Executive Officer
Roger D. Malkin               (Principal Executive Officer)

 /s/ W. Thomas Jagodinski      Vice President-Finance and      November 19, 1999
-------------------------      Treasurer (Principal Financial
W. Thomas Jagodinski           and Accounting Officer)

 /s/ Nam-Hai Chua              Director                        November 19, 1999
--------------------
Nam-Hai Chua

 /s/Jon E.M. Jacoby            Director                        November 19, 1999
--------------------
Jon E.M. Jacoby

 /s/ Joseph M. Murphy          Director                        November 19, 1999
---------------------
Joseph M. Murphy

 /s/ Stanley P. Roth           Director                        November 19, 1999
--------------------
Stanley P. Roth

 /s/ Rudi E. Scheidt           Director                        November 19, 1999
--------------------
Rudi E. Scheidt

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO DELTA AND PINE LAND COMPANY:

We have audited in accordance with generally accepted auditing standards, the financial statements of Delta and Pine Land Company included in this Form 10-K. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index of Part IV, Item 14(a)2, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Arthur Andersen LLP

Memphis, Tennessee,
November 15, 1999.

SCHEDULE II
DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS



                                                                                                          (In thousands)

Column A                              Column B                           Column C        Column D               Column E

Description                           Balance at       Charged           Charged to                           Balance at
                                      Beginning        Costs and         Other                                    End of
                                      of Period        Expenses          Accounts        Deductions               Period
------------------------------------------------------------------------------------------------------------------------
Fiscal year ended August 31, 1997
Allowance for doubtful accounts      $        379     $    -            $     -         $       (98)(a)             281
Inventory valuation reserve          $      1,934     $     3,829(b)          -         $    (3,238)(c)           2,525
Fiscal  year ended August 31, 1998
Allowance for doubtful accounts      $        281     $       200       $     -         $      (113)(a)             368
Inventory valuation reserve          $      2,525     $    17,527(d)          -         $   (10,130)(c)           9,922
Fiscal year ended August 31, 1999
Allowance for doubtful accounts      $        368     $       118       $     -         $       (11)(a)             475
Inventory valuation reserve          $      9,922     $    15,365(e)          -         $   (11,179)(c)          14,108

(a)  Write off of uncollectible accounts, net of recoveries

(b) Reserve of cottonseed as a result of production and cost optimization program

(c)  Disposal and/or write-off of inventory

(d) Reserve of cottonseed resulting from reduction in cotton acreage in 1998, the further realignment of the Company's product line to seed with new technologies and the recall of certain products that did not meet quality standards.

(e) Reserves of excess planting seed inventory and for the realignment of the Company's product line.

                                      INDEX
                     EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED AUGUST 31, 1999
                           DELTA AND PINE LAND COMPANY


Exhibits(1)                                          Description
-----------                                          -----------

2.01 Agreement and Plan of Merger dated as of May 8, 1998, by and between Monsanto Company and Delta and Pine Land Company. (2)

2.02 Termination Option Agreement dated as of May 8, 1998, by and between Monsanto, Company and Delta and Pine Land Company. (2)

3.01 Restated  Certificate of  Incorporation  of the  Registrant  dated June 11,
1993.

3.02 Amended and Restated By-Laws of the Registrant dated April 26, 1993.

4.01 Certificate of Designation, Convertible Preferred Stock of Delta and Pine Land Company. (3)

4.02 Specimen Certificate representing the Common Stock, par value $.10 per share.

4.03 Letter from Registrant to John Hancock Mutual Life Insurance Company regarding certain registration rights dated June 28, 1993.

4.04 Rights Agreement, dated as of August 13, 1996, between Delta and Pine Land Company and Harris Trust and Savings Bank, including the form of Right Certificate and related form of Election to Purchase as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B. (4)

4.05 Amendment No. 1 to the Rights Agreement dated May 8, 1998, by and between Delta and Pine Land Company and the Harris Trust and Savings Bank. (2)

4.06 Certificate of Designations of the rights and privileges of the shares of junior participating preferred stock created on August 13, 1996, to be filed pursuant to Section 151 of the Delaware General Corporation Law. (4)

10.01 Lease dated March 25, 1995, between Registrant, as Lessee, and The Prudential Insurance Company of America, as Lessor regarding approximately 2,500-acre farm, certain grain bins, and a certain research facility in Scott, Mississippi. (5)

10.02 License Agreement dated February 1, 1990, between Registrant, as Licensor, and Semillas Deltacol, Ltd., as Licensee, regarding operations in Columbia.

10.03 License Agreement dated March 5, 1990, between Registrant, as Licensor and Helena Chemical Company d/b/a HyPerformer Seed Company, as Licensee.

10.04 License Agreement dated March 16, 1992, between Registrant and Monsanto Company, as amended by the Agreement on Modified Terms for License Agreement Dated October 11, 1993 (confidential treatment has been requested for portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act of
1934). (1)(7)

10.05 Incentive Bonus Program.(1)(6)

10.06 Retirement Plan of the Company, dated January 2, 1992, Amendment No. 1 to the Plan dated April 30, 1992, Amendment No. 2 to the Plan dated December 20, 1992, and Amendment No. 3 to the Plan dated October 6, 1994. (1)(5)

10.07 Agreement between Educo, Inc. and Southwide dated June 1, 1975, relating to employer-sponsored college scholarships and medical expense plan for children of certain employees of Registrant.

10.08 Supplemental Executive Retirement plan dated May 22, 1992, and effective January 1, 1992. (1)(6)

10.09  Tax  Sharing  Agreement  dated  May  24,  1993,   between  Southwide  and
Registrant.

10.10 1993 Stock Option Plan of Registrant, as adopted on June 11, 1993. (1)(6)

10.11 Asset Purchase agreement between Delta and Pine Land Company and Cargill, Inc. dated May 2, 1994 (8)

10.12 Herbicide-Tolerant Cotton License Agreement dated August 22, 1994, between the Company and E.I. Dupont De Nemours and Company (confidential treatment has been requested for portions of this exhibit pursuant to the Rule 24b-2 under the Securities and Exchange Act of 1934).(7)

10.13 1994 Saving Plan of Registrant, as adopted on April 1, 1994, Amendment No. 1 dated May 1, 1994. (5)(6)

10.14 $50,000,000 Revolving Credit Agreement between Registrant and Nations Bank dated November 15, 1995. (5)

10.15 Hartz Cotton Acquisition Agreement dated February 2, 1996 among Monsanto Company ("Monsanto"), Hartz Cotton, Inc. ("Hartz Cotton"), Delta and Pine Land Company (the "Company") and Paymaster Technology Corp. ("PTC"). (3)

10.16 Trademark License Agreement dated February 2, 1996 between Monsanto and the Company. (3)

10.17 Registration Rights Agreement between the Company and Monsanto dated February 2, 1996. (3)

10.18 Temporary Services Agreement dated February 2, 1996 between Monsanto, the Company, and PTC. (3)

10.19 Research Facility Lease with Option to Purchase dated February 2, 1996 between Monsanto and PTC. (3)

10.20 Greenhouse Lease dated February 2, 1996 between Monsanto and PTC. (3)

10.21 Research Agreement dated February 2, 1996 between Monsanto and PTC. (3)

10.22 Partnership Agreement dated February 2, 1996 between the Company and Monsanto.(3)

10.23 Marketing Services Agreement dated February 2, 1996 between the Company, Monsanto and D&M Partners. (3)

10.24 Bollgard Gene License and Seed Services Agreement dated February 2, 1996 between Monsanto, D&M Partners, and the Company. (3)

10.25 Roundup Ready Gene License and Seed Services Agreement dated February 2, 1996 between Monsanto, D&M Partners and the Company. (3)

10.26 Option  Agreement dated February 2, 1996 between Monsanto and the Company.
(3)(6)

10.27 Agreement between the D&PL Companies and the Sure Grow Companies, Sure Grow Shareholders and Sure Grow Principals dated May 20, 1996. (9)

10.28 Delta and Pine Land Company 1995 Long-Term Incentive Plan, as adopted on February 6, 1996. (6)(10)

11.01 Statement Re: Computation of Earnings per Share. (11)

21.01 Subsidiaries of the Registrant. (11)

23.01 Consent of Independent Public Accountants (11)

27.1 Financial Data Schedule. (11)

-------------------------
(1) All incorporated by reference from Registration Statement on form S-1, File No. 33-61568, filed June 29, 1993 except as otherwise noted herein.

(2) Incorporated by reference from Form 8-K filed May 14, 1998 (3) Incorporated by reference from Form 8-K filed February 19, 1996 (4) Incorporated by reference from Form 8-A filed September 3, 1996 (5) Incorporated by reference from Form 10-K filed November 22, 1995 (6) Represents management contract or compensatory plan (7) Incorporated by reference from Form 10-Q filed July 14, 1995 (8) Incorporated by reference from Form 8-K filed May 16, 1994 (9) Incorporated by reference from Form 8-K filed June 4, 1996
     (10) Incorporated by reference from Form 10-K filed November 27, 1996 (11) Filed herewith

EXHIBIT 11.01

                        COMPUTATION OF EARNINGS PER SHARE
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              FOR THE TWELVE MONTHS ENDED

                                      August 31,      August 31,      August 31,
                                        1997             1998            1999
                                      ------------------------------------------
BASIC EARNINGS PER SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING           ------------------------------------------
   DURING THE PERIOD                      37,579         38,011           38,438
                                      ==========================================
NET INCOME APPLICABLE TO COMMON SHARES   $ 6,850        $ 1,783          $ 7,477
                                      ==========================================
   BASIC EARNINGS PER SHARE              $  0.18        $  0.05          $  0.19
                                      ==========================================
DILUTED EARNINGS PER SHARE:
WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING
   DURING THE PERIOD                      37,579         38,011           38,438
WEIGHTED AVERAGE NUMBER OF SHARES
   ATTRIBUTED TO CONVERTIBLE
   PREFERRED STOCK                         1,066          1,066            1,066
WEIGHTED AVERAGE NUMBER OF SHARES
   ATTRIBUTED TO OPTIONS                   1,484          1,762            1,469
WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING
   DURING THE PERIOD FOR COMPUTATION  ------------------------------------------
   OF DILUTED EARNINGS PER SHARE          40,129         40,839           40,973
                                      ==========================================
   NET INCOME                            $ 6,913        $ 1,879          $ 7,573
                                      ==========================================
   DILUTED EARNINGS PER SHARE            $  0.17        $  0.04          $  0.18
                                      ==========================================

                                  EXHIBIT 21.01
                           SUBSIDIARIES OF REGISTRANT

 SUBSIDIARY                                              PLACE OF INCORPORATION
--------------------------------------------------------------------------------
ATLED CORPORATION                                                 USA
D&M INTERNATIONAL LLC                                             USA
D&M PARTNERS                                                      USA
D&PL ARGENTINA, INC.                                              USA
D&PL CHINA, INC.                                                  USA
D&PL CHINA PTE, LTD.                                           SINGAPORE
D&PL INVESTING CORP.                                              USA
D&PL INVESTMENTS, INC.                                            USA
D&PL MEXICO, INC.                                                 USA
DELTAPINE PARAGUAY, INC.                                          USA
D&PL SOUTH AFRICA, INC.                                           USA
D&PL INTERNATIONAL TECHNOLOGY CORP.                               USA
DELTA AND PINE LAND INTERNATIONAL, LTD.                      VIRGIN ISLANDS
DELTA PINE DE MEXICO, S.A. de C.V.                               MEXICO
DELTAPINE AUSTRALIA PTY. LIMITED                               AUSTRALIA
GREENFIELD SEED COMPANY                                           USA
HEBEI JI DAI COTTONSEED TECHNOLOGY COMPANY, LTD.                 CHINA
PAYMASTER TECHNOLOGY CORP.                                        USA
TURK DELTAPINE, INC.                                              USA
SURE GROW SEED, INC.                                              USA
ELLIS BROTHERS SEED, INC.                                         USA
ARIZONA PROCESSING, INC.                                          USA
MISSISSIPPI SEED, INC.                                            USA
D&PL Semillas Limitada                                        Costa Rica
CDM Mandyu S.R.L.                                              Argentina
Delta & Pine Land Hellas Monoprosopi e.P.E.                      Greece
D&PL BraSil, Ltda                                                Brazil
Anhui An Dai Cottonseed Technology Company, Ltd.                 China
S.G. Seed, Inc. (name changed November 17, 1998 to                USA
   D&PL Technology Holding Corp.)
D&M  Brasil, Ltda                                                Brazil
MDM Maeda DeltaPine Monsanto Algodao Ltda                        Brazil

                                                                   EXHIBIT 23.01
                                                                   -------------

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    -----------------------------------------


As independent public accountants, we hereby consent to the incorporation of our report, dated October 15, 1999, included in this Form 10-K, into Delta and Pine Land's previously filed Registration Statement File No. 333-21049.



Arthur Andersen LLP


Memphis, Tennessee,
November 24, 1999.