Form 10-Q
period 1999-11-30
DELTA & PINE LAND CO
filed 2000-01-14
CIK 902277

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 1999 or

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

                                 (662) 742-4500

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

Common Stock, $0.10 Par Value: 38,721,614 shares outstanding as of January 6, 2000.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - November 30, 1998,
             August 31, 1999, and November 30, 1999                            2

    Consolidated Statements of Operations - Three Months
             Ended November 30, 1998 and November 30, 1999                     3

    Consolidated Statements of Cash Flows - Three Months
             Ended November 30, 1998 and November 30, 1999                     4

    Notes to Consolidated Financial Statements                                 5

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              11


PART II.  OTHER INFORMATION
   Item 1.   Legal Proceedings                                                14
   Item 4.   Submission of Matters to a Vote of Security Holders              14
   Item 5.   Business                                                         14
   Item 6.   Exhibits and Reports on Form 8-K                                 21
             Signatures                                                       22

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                                 November 30,         August 31,      November 30,
                                                                                      1998               1999              1999
                                                                                      ----               ----              ----
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $   5,625         $   7,552             5,544
     Receivables, net                                                                13,246           147,926             8,456
     Inventories                                                                     92,511            47,727            76,142
     Prepaid expenses                                                                 3,661             1,473             1,635
     Income tax receivable                                                            6,710                 -                 -
     Deferred income taxes                                                            4,408            12,865            12,865
                                                                                      -----            ------            ------
         Total current assets                                                       126,161           217,543           104,642
                                                                                    -------           -------           -------
PROPERTY, PLANT and EQUIPMENT, net                                                   68,028            65,166            65,030

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                                                           4,549             4,458             4,428

INTANGIBLES, net                                                                      3,495             4,365             4,346

OTHER ASSETS                                                                          2,232             4,226             3,233
                                                                                      -----             -----             -----
                                                                                  $ 204,465         $ 295,758           181,679
                                                                                  =========         =========           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                  $ 1,263         $   3,819             1,981
     Accounts payable                                                                33,239            19,990            39,352
     Accrued expenses                                                                28,714           140,149            22,405
     Income taxes payable                                                                 -             8,082             1,698
                                                                                      -----             -----             -----
         Total current liabilities                                                   63,216           172,040            65,436
                                                                                     ------           -------            ------
LONG-TERM DEBT, less current maturities                                              56,080            17,000            21,700
                                                                                     ------            ------            ------

DEFERRED INCOME TAXES                                                                 5,020             5,773             5,773
                                                                                      -----             -----             -----

MINORITY INTEREST IN SUBSIDIARIES                                                     5,611            11,541             9,036
                                                                                      -----            ------             -----

STOCKHOLDERS' EQUITY:
     Preferred  stock,  par value  $0.10 per share;  2,000,000  shares
         Series A Junior Participating Preferred, par value $0.10 per
         share; 429,319 shares authorized; no shares issued or outstanding                       -                 -
         Series M Convertible Non-Voting Preferred, par value $0.10
         1,066,667 shares authorized; 1,066,667, 1,066,667                              107               107               107
    Common stock, par value $0.10 per share; 100,000,000 shares authorized;
         38,519,604; 38,664,565 and 38,832,269 shares issued; 38,405,338;
         38,550,299 adn 38,718,003 shares outstanding                                 3,852             3,866             3,883
    Capital in excess of par value                                                   36,314            41,179            42,318
    Retained earnings                                                                38,494            48,970            38,268
    Accumulated other comprehensive loss                                             (2,056)           (2,545)           (2,669)
    Treasury stock at cost, 114,266; 114,266 and 114,266 shares                      (2,173)           (2,173)           (2,173)
                                                                                     ------            ------            ------
         Total stockholders' equity                                                  74,538            89,404            79,734
                                                                                     ------            ------            ------

                                                                                  $ 204,465         $ 295,758           181,679
                                                                                  =========         =========           =======

The accompanying notes are an integral part of these balance sheets.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                   November 30,               November 30,
                                                                                        1998                       1999
                                                                                        ----                       ----
NET SALES AND LICENSING FEES                                                       $   7,195                  $   4,549
COST OF SALES                                                                          4,947                      4,248
                                                                                       -----                      -----
GROSS PROFIT                                                                           2,248                        301
                                                                                       -----                        ---
OPERATING EXPENSES:
     Research and development                                                          4,235                      4,358
     Selling                                                                           3,829                      3,239
     General and administrative                                                        2,960                      3,084
     Special charges and unusual charges related to acquisitions                         818                        467
                                                                                         ---                        ---
                                                                                      11,842                     11,148
                                                                                      ------                     ------
OPERATING  LOSS                                                                       (9,594)                   (10,847)
INTEREST INCOME (EXPENSE), net of capitalized interest of $32 and $15                   (531)                        83
OTHER                                                                                   (237)                       198
                                                                                        ----                        ---
LOSS  BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
         ACCOUNTING CHANGE                                                           (10,362)                   (10,566)
INCOME TAX BENEFIT                                                                     3,923                      4,015
                                                                                       -----                      -----
NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                (6,439)                    (6,551)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
        STARTUP COSTS, NET                                                                 -                     (2,965)
                                                                                      ------                     ------
NET LOSS                                                                              (6,439)                    (9,516)

DIVIDENDS ON PREFERRED STOCK                                                             (24)                       (24)
                                                                                       -----                      -----
NET LOSS APPLICABLE TO COMMON SHARES                                              $   (6,463)                $   (9,540)
                                                                                      ======                     ======
BASIC EARNINGS PER SHARE:

NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF
                ACCOUNTING CHANGE                                                 $   (0.17)                 $    (0.17)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                    -                       (0.08)
                                                                                      -----                       -----
NET LOSS                                                                          $   (0.17)                 $    (0.25)
                                                                                     ======                      ======
NUMBER OF SHARES USED IN BASIC EARNINGS
     PER SHARE CALCULATIONS                                                          38,380                      38,662
                                                                                     ======                      ======

DILUTED EARNINGS PER SHARE:

NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF
                ACCOUNTING CHANGE                                                 $   (0.17)                $    (0.17)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                    -                      (0.08)
                                                                                     ------                      -----
NET LOSS                                                                          $   (0.17)                $    (0.25)
                                                                                  =========                 ==========
NUMBER OF SHARES USED IN DILUTED EARNINGS
     PER SHARE CALCULATIONS                                                          38,380                     38,662
                                                                                     ======                     ======
DIVIDENDS PER COMMON SHARE                                                        $    0.03                 $     0.03
                                                                                  =========                 ==========

The accompanying notes are an integral part of these statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED

                                 (in thousands)
                                   (Unaudited)

                                                                                      November 30,              November 30,
                                                                                          1998                      1999
                                                                                          ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $   (6,439)             $   (9,516)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                        1,668                   1,742
     Minority interest in subsidiaries                                                    2,697                  (2,505)
Changes in current assets and liabilities:
    Receivables                                                                          91,533                 139,470
    Inventories                                                                         (42,014)                (28,415)
    Prepaid expenses                                                                     (2,467)                   (162)
    Accounts payable                                                                     10,408                  19,362
    Accrued expenses                                                                    (63,328)               (117,744)
    Income taxes payable                                                                 (1,148)                 (6,384)
Decrease in intangible and other assets                                                     139                   1,014
                                                                                            ---                   -----
         Net cash used in operating activities                                           (8,951)                 (3,138)
                                                                                         ------                  ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                  (2,822)                 (1,578)
    Proceeds from sale of investment                                                          -                       -
                                                                                         ------                  ------
         Net cash used in investing activities                                           (2,822)                 (1,578)
                                                                                         ------                  ------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of short-term debt                                                         (10,000)                 (2,800)
    Payments of long-term debt                                                                -                 (11,400)
    Dividends paid                                                                       (1,176)                 (1,186)
    Proceeds from long-term debt                                                          9,010                  17,062
    Proceeds from short-term debt                                                        10,000                       -
    Proceeds from exercise of stock options and tax benefit
        of stock option exercises                                                           479                   1,156
                                                                                            ---                   -----
        Net cash provided by financing activities                                         8,313                   2,832
                                                                                          -----                   -----
EFFECTS OF FOREIGN CURRENCY TRANSLATION                                                   1,023                    (124)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (2,437)                 (2,008)
CASH AND CASH EQUIVALENTS, as of August 31                                                8,062                   7,552
                                                                                          -----                   -----
CASH AND CASH EQUIVALENTS, as of November 30                                          $   5,625               $   5,544
                                                                                      =========              ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the three months for:
         Interest paid, net of capitalized interest                                   $     600               $     300
         Income taxes                                                                 $     100               $       0

The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except percentages and share amounts)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' ("D&PL" or the "Company") business, the results of operations for the three month periods ended November 30, 1998 and November 30, 1999 or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 1999.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.   ABANDONMENT OF MERGER WITH MONSANTO

On May 8, 1998, the Company entered into a merger agreement with Monsanto Company ("Monsanto"), pursuant to which the Company would be merged with and into Monsanto.

On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger. On January 3, 2000, Monsanto paid to the Company a termination fee and expenses totaling $81 million, as required by the merger agreement. The Company and Monsanto continue to have substantive negotiations to resolve other issues that the Company has raised related to the merger agreement.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Total comprehensive income for the three months ended November 30, 1998 and 1999 was (in thousands):

                                                                                     Three Months Ended
                                                                                           November 30,

                                                                                     1998            1999
                                                                                     ----            ----
Net (loss)                                                                      $  (6,439)       $ (9,516)
Other comprehensive (loss) income:
         Foreign currency translation (losses) and gains                            1,023            (124)
         Income tax benefit (expense) related to
         other comprehensive income                                                  (387)             47
                                                                                     ----              --
Other comprehensive (loss) income, net of tax                                         636             (77)
                                                                                      ---             ---
Total comprehensive (loss) applicable to common
         stockholders                                                           $  (5,803)       $ (9,593)
                                                                                =========        ========

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company is in a single line of business and operating in two business segments, domestic and international. The Company's reportable segments offer similar products; however, the business units are managed separately due to the geographic dispersion of their operations. The Company's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Profit and loss information is reported by segment to the chief operating decision maker and the Company's Board of Directors.

Information about the Company's segments for the three months ended November 30, 1998 and 1999 is as follows (in thousands):

                                                  Three Months Ended
                                                      November 30,
                                                     ---------------
                                                1998                 1999
                                                ----                 ----
Net Sales

     Domestic                              $   1,087              $    442
     International                             6,108                 4,107
                                               -----                 -----
                                           $   7,195              $  4,549
                                           =========              ========
Operating Loss

     Domestic                              $   9,558              $ 10,033
     International                                36                   814
                                                  --                   ---
                                           $   9,594              $ 10,847
                                           =========              ========
Material Changes in Assets:

     Inventories increased approximately 28,415 to 76,142 at November 30, 1999 from 47,727 at August 31, 1999. These increases reflect the seasonal nature of the Company's business. The Company purchases bulk seed in its first and second fiscal quarters and begins production for the current year's selling season. The increases at November 30, 1999 from August 31, 1999, in inventories and accounts payable are primarily related to those two items and are consistent with Company's historical experience.

     Receivables decreased approximately 139,470 to 8,456 at November 30, 1999 from 147,926 at August 31, 1999. This decrease is primarily related to the collection of technology fees from Monsanto. Subsequent to receipt of the technology fees from Monsanto, the Company paid Monsanto its royalty for the Bollgard and Roundup Ready licensing fees which is reflected in the reduction of accrued expenses from August 31, 1999 to November 30, 1999.

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

SOP 98-5, "Reporting on the Costs of Startup Activities," requires that costs related to start-up activities be expensed as incurred and all previously capitalized costs be written off. Effective September 1, 1999, the Company adopted the requirements of SOP 98-5. The effect of adopting this statement resulted in a write-off, net of tax, of approximately $2,965,000 ( or $0.08 per share). The adjustment of $2,965,000, after income tax benefits of $1,817,000, to retroactively apply the new method is recorded in income of the first fiscal quarter of 2000.

4.   INVENTORIES

Inventories consisted of the following (in thousands):

                                 November 30,      August 31,       November 30,
                                     1998              1999             1999
                                     ----              ----             ----
Finished goods                     $  60,434       $  43,528         $   52,260
Raw materials                         34,519          15,774             33,811
Growing crops                            493           1,564                750
Supplies and other                       688             969                745
                                         ---             ---                ---
                                      96,134          61,835             87,566
Less reserves                         (3,623)        (14,108)           (11,424)
                                      ------         -------            -------
                                   $  92,511       $  47,727         $   76,142
                                   =========       =========         ==========

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost.

5.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

                                                      November 30,          August 31,           November 30,
                                                           1998                 1999                  1999
                                                           ----                 ----                  ----
Land and improvements                            $        4,564        $       4,113        $        4,198
Buildings and improvements                               36,750               35,251                37,722
Machinery and equipment                                  43,172               43,291                45,961
Germplasm                                                 7,500                7,500                 7,500
Breeder and foundation seed                               2,000                2,000                 2,000
Construction in progress                                  2,950                4,789                 1,115
                                                          -----                -----                 -----
                                                         96,936               96,944                98,496
Less accumulated depreciation                           (28,908)             (31,778)              (33,466)
                                                        -------              -------               -------
                                                 $       68,028        $      65,166        $       65,030
                                                 ==============        =============        ==============


6.   CONTINGENCIES

On October 14, 1999, the Company, Monsanto and UAP/GA Ag. Chem. Inc. were named as defendants in two lawsuits filed by two cotton farmers in the United States District Court for the Western District of North Carolina. The suits allege, among other things, that certain varieties sold by the Company that contain the Roundup Ready gene performed poorly, specifically including lack of tolerance to Roundup and poor germination. The Company and Monsanto have investigated the claims to determine the cause or causes of the alleged problems. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these claims to Monsanto and requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. D&PL believes these claims will be resolved without any material impact on the Company's consolidated financial statements.

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

On November 15, 1999, Monsanto and local cotton seed distributors were named in a lawsuit filed in the Court of Common Pleas, County of Hampton, State of South Carolina. This case was subsequently removed to the United States District Court, District of South Carolina, Beaufort Division. This case requests class action treatment and alleges that a wide variety of the Company's transgenic cotton products were defective because they grew plants which produced cotton bolls that contained immature, defective and rotten seed in the bolls. The plaintiff in this case seeks class certification of purchases of a wide variety of seed purchased during the 1999 crop year. The Company and Monsanto are presently investigating the claim; however, they believe it to be without merit and their plan is to vigorously defend this lawsuit, with particular emphasis on defending the class action allegations. The Company has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to indemnify and defend the Company against all claims arising out the failure of the glyphosate tolerance gene. The Company will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. The Company believes this claim is not one that is likely to receive class treatment. Accordingly, D&PL believes that this claim will be resolved without any material impact on the Company's consolidated financial statements.

On November 15, 1999, the Company, Monsanto and certain local cottonseed distributors were named in an additional case filed in the Court of Common Pleas, State of South Carolina. This case has been removed to the United States District Court, District of South Carolina, Beaufort Division. This case alleges that a wide variety of the Company's transgenic cotton products were defective because they grew plants that produced cotton bolls that contained immature, defective and rotten seed in the bolls during the 1999 crop year. The Company and Monsanto are presently investigating the claim; however, they believe it to be without merit and their plan is to vigorously defend this lawsuit. The Company has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to indemnify and defend the Company against all claims arising out the failure of the glyphosate tolerance gene. The Company will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in this complaint. The Company believes that this claim will be resolved without any material impact on the Company's consolidated financial statements.

On November 15, 1999, the Company, Monsanto and certain local cottonseed distributors were named in a lawsuit filed in United States District Court, District of South Carolina, Beaufort Division. This case requests class action treatment and alleges that a wide variety of the Company's transgenic cotton products were defective because they grew plants that produced cotton bolls containing immature, defective and rotten seed in the bolls. The plaintiff in this case seeks class certification of purchases of a wide variety of seed purchased during the 1999 crop year. The Company and Monsanto are presently investigating the claim; however, they believe it to be without merit and their plan is to vigorously defend this lawsuit, with particular emphasis on defending the class action allegations. The Company has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to indemnify and defend the Company against all claims arising out the failure of the glyphosate tolerance gene. The Company will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. The Company believes this claim is not one that is likely to receive class treatment. Accordingly, D&PL believes that this claim will be resolved without any material impact on the Company's consolidated financial statements.

On March 30, 1999, the Company, Asgrow Seed Company, L.L.C., and Terra International were named as defendants in a lawsuit filed in the Fourth Judicial District Court, Parish of Morehouse, State of Louisiana, which has now been removed to the United States District Court for the Western District of Louisiana. The suit alleges, among other things, that certain soybean seed which contained the Roundup Ready gene did not properly germinate and did not perform as the farmer had anticipated and, in particular, did not fully protect their crops from damage following the application of Roundup. The Company and Monsanto are presently investigating the claim to determine the cause or causes, if any, of the alleged problem. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify any and all claims arising out of the failure of the glyphosate tolerance gene. D&PL believes this case can be resolved without any material impact on the Company's consolidated financial statements.

In 1999 and 1998, 45 farmers in Mississippi filed seed arbitration claims against the Company and Monsanto with the Mississippi Department of Agriculture arising from the 1998 cotton crop. The Mississippi Department of Agriculture dismissed all but 19 of those claims due to the failure of the farmer to provide adequate information. Those farmers, however, still have a right to pursue litigation should they so choose. The remaining arbitration claims were heard in March of 1999. The Company was exonerated from liability in 16 of those cases. Three cases resulted in the suggestion of nominal damages. Each of those farmers has, likewise, the right to pursue litigation should they so choose. Five of the 16 unsuccessful claimants from the 1998 crop year filed suit on May 21, 1999, in the Circuit Court of Bolivar County, Mississippi, against the Company and Monsanto. The Company and Monsanto are presently investigating the claims. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these claims to Monsanto and requested indemnity, as Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defects in seed separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. Additionally, 14 farmers in Mississippi have seed arbitration claims against the Company with the Mississippi Department of Agriculture arising from the 1999 cotton crop year. The Mississippi Department of Agriculture has not yet scheduled a hearing on any of these claims. The Company believes these claims can be resolved without any material impact on the Company's consolidated financial statements.

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

In 1999, approximately 178 cotton farmers in Georgia filed seed arbitration cases against the Company and, in some cases, against Monsanto, alleging damages for their 1999 crops. Although hearings were originally scheduled for 6 of these claims in January of 2000, the Georgia Seed Arbitration Council dismissed those cases without hearing determining that the claims fell outside the jurisdiction of that body. Similar orders of dismissal have been entered for 21 other cases pending before the Georgia Seed Arbitration Council and it is anticipated that a significant number of the remaining cases will likewise be dismissed without hearing. The Company and Monsanto are in the process of investigating these claims to determine the cause or causes, if any, of the alleged problems. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these seed arbitration claims to Monsanto and has requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. The Company will not have a right to indemnification, however, for any claim involving defects in the seed, separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in some of the seed arbitration claims filed. Based upon information received to date, the Company believes these claims can be resolved without any material impact on the Company's consolidated financial statements.

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

During 1999, five farmers in the State of Alabama filed seed arbitration claims against the Company for their 1999 crop year. The Company is in the process of investigating these claims to determine the cause or causes, if any, of the alleged problems. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these seed arbitration claims to Monsanto and has requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. The Company will not have a right to indemnification, however, for any claim involving defects in the seed, separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in some of the seed arbitration claims filed. Based upon information received to date, the Company believes these claims can be resolved without any material impact on the Company's consolidated financial statements.

In 1998 and 1999, three farmers in the State of Florida filed seed arbitration claims against the Company from the 1998 crop year. Two of those claims have now been resolved and a hearing was conducted on the remaining claim with the resulting ruling absolving the Company from liability. That farmer has the right to pursue litigation in the event he chooses to do so. Additionally, 5 farmers in the State of Florida have filed arbitration claims against the Company for the 1999 crop year. The Florida Department of Agriculture has not yet scheduled hearings on any of these claims. The Company believes these claims can be resolved without any material impact on the Company's consolidated financial statements.

In 1999, 110 farmers in the State of South Carolina have filed seed arbitration claims against the Company. The Company and Monsanto are in the process of investigating these claims to determine the cause or causes, if any, of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between the Company and Monsanto, the Company has tendered the defense of these seed arbitration claims to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will have no right to indemnification, however, from any claims involving defective seed, separate from or in additional to the failure of the herbicide tolerance gene, such claims are contained in the seed arbitration claims filed in South Carolina. The South Carolina Department of Agriculture has not yet scheduled a hearing on any of these claims. The Company believes the claims to be without merit and that the farmers complaints are environmentally induced and not related to seed performance; accordingly, the Company believes these claims can be resolved without any material impact on the Company's consolidated financial statements.

In May 1998, five individual alleged shareholders brought suits against Monsanto, the Company and its Board of Directors ("Directors") in the Court of Chancery in New Castle County, Delaware. The complaints alleged that the consideration to be paid in the proposed merger of the Company with Monsanto is inadequate and that the Company's Directors breached their fiduciary duties to the Company's stockholders by voting to approve the Agreement and Plan of Merger, and that Monsanto aided and abetted the alleged breach of fiduciary duty. The complaints were consolidated into one action, which sought a declaration that the action was maintainable as a class action, that the merger be enjoined, or alternatively, rescinded, and/or an award of unspecified compensatory damages if the merger was consummated. A settlement agreement was reached with the named plaintiffs in November 1998. The settlement agreement provides that it will be null and void if the merger is not consummated for any reason.

On December 30, 1999, two of the alleged stockholders who filed lawsuits in May 1998 challenging the proposed merger with Monsanto filed another lawsuit against Monsanto, the Company and its Board of Directors in the Court of Chancery of New Castle County, Delaware. That complaint purports to assert derivative claims on behalf of the Company, as well as a class action on behalf of the Company's stockholders, seeking damages or other relief in connection with Monsanto's termination of its agreement to merge with the Company. The complaint was served on the Company's registered agent in Delaware on January 11, 2000. The Company believes that the complaint is without merit and the directors have not yet been served.

In October 1996, Mycogen Plant Science, Inc. and Agrigenetics, Inc. (collectively "Mycogen") filed a lawsuit in U.S. District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's recently issued patents have been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit, which went to trial in January 1998, sought injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. A jury found in favor of D&PL and Monsanto on issues of infringement. Mycogen subsequently re-filed a motion for a new trial and for a judgment in favor of Mycogen as a matter of law. The trial court has ruled in these motions holding for Mycogen on certain issues but sustaining the jury verdict in favor of D&PL and Monsanto. Mycogen has appealed to the U.S. Court of Appeals for the Federal Circuit. Pursuant to the terms of the Bollgard Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims and certain other losses and costs. On December 22, 1999, suit was filed in Federal Court of Australia, Victoria District Registry, General Division, by Mycogen against an affiliate of the Company, DeltaPine Australia Pty., Ltd., alleging similar infringement of certain Mycogen patents. To the knowledge of the Company, its affiliate has not yet been served in this matter. Due to Monsanto's obligation to indemnify D&PL, the Company believes that the resolution of these matters will not have a material impact on the Company's consolidated financial statements.

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

7.   EARNINGS PER SHARE

The table below reconciles basic and diluted earnings per share at November 30:

Basic:                                                                      1998                         1999
                                                                            ----                         ----
 Loss before cumulative effect of accounting change                  $    (6,439)                 $    (6,551)
 Preferred stock dividends                                                   (24)                         (24)
                                                                             ---                          ---
 Net loss before cumulative effect of accounting change
        applicable to common  stockholders                           $    (6,463)                 $    (6,575)
                                                                     ===========                  ===========
 Weighted average shares outstanding                                      38,380                       38,662
                                                                          ======                       ======
  Basic earnings per share                                           $     (0.17)                 $     (0.17)
                                                                     ===========                  ===========

Diluted:
Net loss before cumulative effect of accounting change
        applicable to common stockholders                            $    (6,463)                 $    (6,575)
Add Back:
  Preferred stock dividends                                                   24                           24
                                                                              --                           --
Net loss before cumulative effect of accounting change               $    (6,439)                 $    (6,551)
                                                                     ===========                  ===========
  Weighted average shares outstanding                                     38,380                       38,662
                                                                          ------                       ------
  Diluted shares outstanding                                              38,380                       38,662
                                                                          ======                       ======
  Diluted earnings per share                                         $     (0.17)                 $     (0.17)
                                                                     ===========                  ===========


PART I.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

On May 8, 1998, Delta and Pine Land Company and subsidiaries, a Delaware Corporation ("D&PL" or the "Company") entered into a merger agreement with Monsanto Company ("Monsanto"), pursuant to which the Company would be merged with and into Monsanto.

On December 20, 1999, Monsanto withdrew its filing under the HSR Act thereby effectively abandoning plans to consummate the merger. On January 3, 2000, Monsanto paid D&PL $81 million as a termination fee and expenses. D&PL and Monsanto continue negotiations with respect to matters raised by D&PL arising out of the merger agreement. Pursuant to the merger agreement, D&PL can pursue other remedies.

RESULTS OF OPERATIONS

The following sets forth selected operating data of the Company (in thousands):

                                        For the Three Months Ended

                                        --------------------------
                                         November 30,    November 30,
                                               1998        1999
                                               ----        ----
Operating results -
Net sales and licensing fees               $  7,195    $  4,549
Gross profit                                  2,248         301
Operating expenses:
     Research and development                 4,235       4,358
     Selling                                  3,829       3,239
     General and administrative               2,960       3,084
     Special and unusual charges related
        to acquisitions                         818         467
Operating loss                               (9,594)    (10,847)
Loss before income taxes and cumulative
     effect of accounting change            (10,362)    (10,566)
Net loss applicable to common shares
before accounting change                     (6,463)     (6,575)


The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):

                                                     November 30,           August 31,           November 30,
                                                         1998                  1999                  1999
                                                  -----------------     -----------------     ------------------
Balance sheet summary-
Current assets                                     $    126,161           $   217,543           $    104,642
Current liabilities                                      63,216               172,040                 65,436
Working capital                                          62,945                45,503                396,206
Property, plant and equipment, net                       68,028                65,166                 65,030
Total assets                                            204,465               295,758                181,679
Outstanding borrowings                                   57,343                20,819                 23,681
Stockholders' equity                                     74,538                89,404                 79,734


Three months ended November 30, 1999, compared to three months ended November 30, 1998:

Net sales and licensing fees decreased approximately $2.7 million to $4.5 million from $7.2 million. The decrease in net sales and licensing fees is primarily the result of decreased sales by the Company's joint venture in China which were partially offset by sales of the Company's new joint venture in Brazil. Additionally, the reduction in revenues is related to the loss of contract ginning revenues which resulted from the sale of the Company's site at Centre, Alabama.

Operating expenses decreased from $11.8 million in the first fiscal quarter of 1999 to $11.1 million in fiscal 2000. This decrease is primarily attributable to cost savings as which are the result of the Company's July 1999 restructuring program and fewer expenses in connection with the planned merger with Monsanto.

The Company reported net interest income of $0.08 million in the first fiscal quarter of 2000 compared to net interest expense of $0.53 million in the first fiscal quarter of 1999. This change is primarily due to lower average outstanding borrowings and higher interest rates earned on cash equivalents.

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

The Company records receivables for licensing fees on Bollgard and Roundup Ready seed sales as the seed is shipped, usually in the Company's second and third quarters. The Company has contracted the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto. In September, the technology fees are due at which time D&PL receives payment from Monsanto. D&PL then pays Monsanto its royalty for the Bollgard and Roundup Ready licensing fees. In April 1998, the Company entered into a syndicated credit facility with its existing lender and two other financial institutions which provides for aggregate borrowings of $110 million. This agreement provides a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment is a long-term loan that may be borrowed upon at any time and is due April 1, 2001. The seasonal commitment is a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year and expires April 1, 2001. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants. At November 30, 1999, the Company had $33.3 million available for borrowing under the base commitment. In addition the lead lender has approved a $25.0 million credit line that can be activated by the Company as needed. On April 15, 1999, the Company activated the previously approved $25.0 million additional seasonal credit facility. Such facility was available from April 15, 1999 to September 1, 1999 and incurred interest at rates comparable to the existing facility.

The financial covenants under the loan agreements require the Company to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at the Company's other quarter ends)
(b) maintain a fixed charge ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and (c) maintain at all times tangible net worth of not less than the sum of (i) $40 million plus (ii) 50% of net income (but not losses) determined on the last day of each fiscal year, commencing with August 31, 1998. At November 30, 1999, the Company was in compliance with these covenants.

Capital expenditures for the first fiscal quarter of 2000 were $1.6 million which was a decrease from $2.8 million in the first fiscal quarter of 1999. The Company anticipates that domestic capital expenditures will approximate $8.0 million in 2000, excluding expected capital expenditures for foreign joint ventures which will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary. Capital expenditures in 2000 for international ventures are expected to range from $1.0 million to $2.0 million depending on the timing and outcome of such projects.

Cash provided from operations, early payments from customers and borrowings under the loan agreement should be sufficient to meet the Company's 2000 working capital needs.

In the first quarter of fiscal 2000, the Board of Directors authorized a quarterly dividend of $0.03 per share, paid December 13, 1999 to the stockholders of record on November 30, 1999. It is anticipated that quarterly dividends of $0.03 per share will continue to be paid although the Board of Directors reviews this policy quarterly.

The Company is currently evaluating its options relating to the receipt of the $81 million termination fee and expenses from Monsanto. The Company plans to utilize these funds to maximize shareholder value.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Footnote 6

Item 2. Changes in Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Business

On May 8, 1998, the Company entered into a Merger Agreement with Monsanto, pursuant to which D&PL would have been merged with and into Monsanto. On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the HSR Act thereby terminating Monsanto's efforts to obtain government approval of the merger. On January 3, 2000 Monsanto paid D&PL $81 million as a termination fee and expenses pursuant to the agreement.

Domestic

Delta and Pine Land Company, a Delaware corporation, and subsidiaries (collectively, "D&PL" or the "Company") is primarily engaged in the breeding, production, conditioning and marketing of proprietary varieties of cotton planting seed in the United States and other cotton producing nations. D&PL also breeds, produces, conditions and distributes soybean planting seed in the United States.

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

In December 1997, D&M International, LLC, formed a joint venture with Ciagro S.R.L. ("Ciagro"), a distributor of agricultural inputs in the Argentine cotton region, for the production and sale of genetically improved cottonseed. CDM Mandiyu S.R.L., is owned 60% by D&M International, LLC, and 40% by Ciagro. The cotton region, primarily comprised of the Provinces of Chaco, Santiago del Estero, Salta and Jujuy, presently has 1.2 million acres of cotton requiring 10,000 tons of cotton planting seed per year. CDM Mandiyu S.R.L. has been licensed to sell D&PL cotton varieties containing Monsanto's Bollgard gene technology. Sales of such varieties commenced in 1999. Future plans include the production and sale of Roundup Ready cottonseed varieties pending government approval.

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

Deltapine Australia Pty. Ltd., a wholly owned Australian subsidiary of DPLC, conducts breeding, production, conditioning and marketing of cotton planting seed in Australia. Certain varieties developed in Australia are well adapted to other Southern Hemisphere cotton producing countries and Australian developed varieties are exported to these areas. The Company sells seed of both conventional and transgenic varieties in Australia. The Company, through its Australian operations, is identifying smaller potential export markets for the Company's products throughout Southeast Asia. The adaptability of the Company's germplasm must be evaluated in the target markets before such sales can be made. The recent instability of the economies in some of the countries in this region will make successful market development difficult.

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

Pursuant to the terms of the Bollgard Agreement, farmers must buy a limited use sublicense for the technology from D&M Partners, a partnership of D&PL and Monsanto, in order to purchase seed containing the Bollgard gene technology. The distributor/dealers who coordinate the farmer licensing process receive a service payment not to exceed 20% of the technology sublicensing fee. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 71% of the net sublicense fee (technology sublicensing fees less distributor/dealer payments) and D&PL retains 29% for its services. The license agreement continues until the later of the expiration of all patent rights or October 2008. D&M Partners contracts the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto, and therefore may be affected by Monsanto's year 2000 compliance issues. See "Year 2000 Readiness Disclosure" and "Outlook" sections contained.

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

     On December 20, 1999, Monsanto withdrew its pre-notification filed under the HSR Act thereby abandoning their efforts to consummate the merger. Monsanto's failure to complete the merger with Monsanto may have a material effect on the Company. However, such effect is not known at this time.

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


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

     11.01      Computation of Earnings Per Share

     27.01      Financial Data Schedule

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended November 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DELTA AND PINE LAND COMPANY


Date:     January 14, 2000                         /s/ Roger D. Malkin
                                                   -------------------
                                                   Roger D. Malkin, Chairman and
                                                   Chief Executive Officer


Date:     January 14, 2000                         /s/ W. Thomas Jagodinski
                                                   ------------------------
                                                   W. Thomas Jagodinski,
                                                   Vice President - Finance
                                                   and Treasurer

                                  EXHIBIT 11.01

                        COMPUTATION OF EARNINGS PER SHARE

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                    --------------------------
                                                                                  November 30,      November 30,
                                                                                      1998              1999
                                                                                      ----              ----
BASIC EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING
   DURING THE PERIOD                                                                 38,380            38,662
                                                                                     ======            ======

NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE APPLICABLE TO
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
                                                                                          -            (2,965)
                                                                                                       ------
NET  LOSS APPLICABLE TO COMMON SHARES                                            $   (6,463)       $   (9,540)
                                                                                 ==========        ==========
    BASIC EARNINGS PER SHARE                                                     $    (0.17)       $    (0.25)
                                                                                 ==========        ==========
DILUTED EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF SHARES                                                    38,380            38,662
    OF COMMON STOCK OUTSTANDING
    DURING THE PERIOD

WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING
   DURING THE PERIOD FOR COMPUTATION
   OF DILUTED EARNINGS PER SHARE                                                     38,380            38,662
                                                                                     ======            ======
NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE APPLICABLE TO
   COMMON STOCKHOLDERS                                                           $   (6,463)      $    (6,551)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                    -            (2,965)
                                                                                                       ------
   NET LOSS APPLICABLE TO COMMON SHARES                                          $   (6,439)       $   (9,516)
                                                                                 ==========        ==========
   DILUTED EARNINGS PER SHARE                                                    $    (0.17)       $    (0.25)
                                                                                 ==========        ==========