Form 10-Q
period 2000-02-29
DELTA & PINE LAND CO
filed 2000-04-14
CIK 902277

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 29, 2000 or

(    )  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
     Exchange  Act of 1934  For  the  transition  period  from  ____________  to
     _______________


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

Common Stock, $0.10 Par Value - 38,385,837 shares outstanding as of March 30, 2000.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

 PART I.  FINANCIAL INFORMATION                                         Page No.

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets - February 29, 2000,
     August 31, 1999, and February 28, 1999                                    2

Consolidated Statements of Operations - Three Months

     Ended February 28, 1999 and February 29, 2000                             3

Consolidated Statements of Operations - Six Months

     Ended February 28, 1999 and February 29, 2000                             4

Consolidated Statements of Cash Flows - Six Months

     Ended February 28, 1999 and February 29, 2000                             5

     Notes to Consolidated Financial Statements                                6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                13

PART II.  OTHER INFORMATION
     Item 1.   Legal Proceedings                                              17
     Item 4.   Submission of Matters to a Vote of Security Holders            17
     Item 5.   Business                                                       17
     Item 6.   Exhibits and Reports on Form 8-K                               23
                   Signatures                                                 24

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)
                                                                                  February 28,      August 31,         February 29,
                                                                                      1999             1999               2000
                                                                                      ----             ----               ----
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $   9,203         $   7,552            17,345
     Receivables, net                                                                90,836           147,926           127,614
     Inventories                                                                    106,874            47,727            74,118
     Prepaid expenses                                                                 4,604             1,473             1,673
     Income tax receivable                                                            2,481                 -                 -
     Deferred income taxes                                                            4,408            12,865            12,865
                                                                              --------------    --------------    --------------
         Total current assets                                                       218,406           217,543           233,615
                                                                              --------------    --------------    --------------

PROPERTY, PLANT and EQUIPMENT, net                                                   65,772            65,166            64,644

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                                                           4,523             4,458             4,647

INTANGIBLES, net                                                                      3,495             4,365             4,401

OTHER ASSETS                                                                          2,128             4,226             3,095
                                                                              --------------    --------------    --------------
                                                                                  $ 294,324         $ 295,758           310,402
                                                                              ==============    ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                 $ 45,208         $   3,819               663
     Accounts payable                                                                29,925            19,990            33,315
     Accrued expenses                                                                76,573           143,352            94,124
     Income taxes payable                                                                 -             8,082            35,227
                                                                              --------------    --------------    --------------
         Total current liabilities                                                  151,706           175,243           163,329
                                                                              --------------    --------------    --------------
LONG-TERM DEBT, less current maturities                                              55,898            17,000                 0
                                                                              --------------    --------------    --------------
DEFERRED INCOME TAXES                                                                 5,020             5,773             5,773
                                                                              --------------    --------------    --------------
MINORITY INTEREST IN SUBSIDIARIES                                                     5,152             8,338             8,825
                                                                              --------------    --------------    --------------
STOCKHOLDERS' EQUITY:
  Preferred  stock,  par value  $0.10 per share;  2,000,000  shares authorized:
  Series A  Junior Participating Preferred, par value $0.10 per share;
  429,319 shares authorized; no shares issued or outstanding                            -                 -                 -
  Series M Convertible Non-Voting Preferred, par value $0.10 per share;
  1,066,667 shares authorized; 1,066,667, 1,066,667 and 1,066,667                     107               107               107
  shares issued and outstanding
  Common stock, par value $0.10 per share; 100,000,000 shares authorized;
  38,551,634; 38,664,565 and 38,843,547 shares issued; 38,437,368;
  38,550,299 and 38,376,781 shares outstanding                                        3,855             3,866             3,884
 Capital in excess of par value                                                      37,432            41,179            43,718
 Retained earnings                                                                   39,752            48,970            95,710
 Accumulated other comprehensive loss                                                (2,425)           (2,545)           (2,850)
 Treasury stock at cost, 114,266; 114,266 and 466,766 shares                         (2,173)           (2,173)           (8,094)
                                                                              --------------    --------------    --------------
         Total stockholders' equity                                                  76,548            89,404           132,475
                                                                              --------------    --------------    --------------
                                                                                  $ 294,324         $ 295,758           310,402
                                                                              ==============    ==============    ==============

The accompanying notes are an integral part of these balance sheets.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                  February 28,               February 29,
                                                                                        1999                       2000
                                                                             ---------------            ---------------
NET SALES AND LICENSING FEES                                                 $        72,800            $       104,203
COST OF SALES                                                                         49,684                     73,162
                                                                             ---------------            ---------------
GROSS PROFIT                                                                          23,116                     31,041
                                                                             ---------------            ---------------
OPERATING EXPENSES:
     Research and development                                                          4,880                      5,022
     Selling                                                                           3,848                      3,596
     General and administrative                                                        3,094                      2,985
                                                                             ---------------            ---------------
                                                                                      11,822                     11,603
                                                                             ---------------            ---------------
SPECIAL CHARGES AND UNUSUAL (INCOME) ITEM                                              6,125                   (74,694)
                                                                             ---------------            ---------------
OPERATING  INCOME                                                                      5,169                     94,132
INTEREST EXPENSE, net of capitalized interest of $12 and $21                          (1,093)                      (271)
OTHER                                                                                    478                         (4)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                           (276)                        43
                                                                             ---------------            ---------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
         ACCOUNTING CHANGE                                                             4,278                     93,900
INCOME TAX PROVISION                                                                   1,872                     35,265
                                                                             ---------------            ---------------
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               2,406                     58,635
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
        STARTUP COSTS, NET                                                                 -                          -
                                                                             ---------------            ---------------
NET INCOME                                                                             2,406                     58,635

DIVIDENDS ON PREFERRED STOCK                                                             (24)                       (40)
                                                                             ---------------            ---------------
NET INCOME APPLICABLE TO COMMON SHARES                                       $         2,382            $        58,595
                                                                             ===============            ===============
BASIC EARNINGS PER SHARE:

NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF
                ACCOUNTING CHANGE                                            $          .06             $          1.52

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                    -                           -
                                                                             --------------             ---------------
NET INCOME                                                                   $          .06             $          1.52
                                                                             ==============             ===============
NUMBER OF SHARES USED IN BASIC EARNINGS
     PER SHARE CALCULATIONS                                                          38,422                      38,644
                                                                             ==============             ===============
DILUTED EARNINGS PER SHARE:

NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF
                ACCOUNTING CHANGE                                            $          .06             $          1.46

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                   -                            -
                                                                             --------------             ---------------
NET INCOME                                                                   $          .06             $          1.46
                                                                             ==============             ===============
NUMBER OF SHARES USED IN DILUTED EARNINGS
     PER SHARE CALCULATIONS                                                          40,819                      40,110
                                                                             ==============             ===============
DIVIDENDS PER COMMON SHARE                                                   $         0.03             $          0.03
                                                                             ==============             ===============

The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                February 28,               February 29,
                                                                                        1999                       2000
                                                                             ---------------              -------------
NET SALES AND LICENSING FEES                                                 $        79,996              $     108,751
COST OF SALES                                                                         54,552                     77,410
                                                                             ---------------              -------------
GROSS PROFIT                                                                          25,444                     31,341
                                                                             ---------------              -------------
OPERATING EXPENSES:
     Research and development                                                          9,115                      9,381
     Selling                                                                           7,678                      6,833
     General and administrative                                                        6,053                      6,069
                                                                             ---------------              -------------
                                                                                      22,846                     22,283
                                                                             ---------------              -------------
SPECIAL CHARGES AND UNUSUAL (INCOME) ITEM                                              7,022                    (74,227)
                                                                             ---------------              -------------
OPERATING  INCOME/(LOSS)                                                              (4,424)                    83,285
INTEREST EXPENSE, net of capitalized interest of $44 and $36                          (1,624)                      (188)
OTHER                                                                                     (9)                        78
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                            (26)                       159
                                                                             ---------------              -------------
INCOME/(LOSS)  BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
         ACCOUNTING CHANGE                                                            (6,083)                    83,334
INCOME TAX PROVISION/(BENEFIT)                                                        (2,051)                    31,250
                                                                             ---------------              -------------
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                              (4,032)                    52,084
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
        STARTUP COSTS, NET                                                                 -                     (2,965)
                                                                             ---------------              -------------
NET INCOME/(LOSS)                                                                     (4,032)                    49,119

DIVIDENDS ON PREFERRED STOCK                                                             (48)                       (64)
                                                                             ---------------              -------------
NET INCOME APPLICABLE TO COMMON SHARES                                       $         4,080              $      49,055
                                                                             ===============              ==============
BASIC EARNINGS PER SHARE:

NET INCOME/(LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF
                ACCOUNTING CHANGE                                            $        (0.11)              $         1.35

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                    -                        (0.08)
                                                                             --------------               --------------
NET INCOME/(LOSS)                                                            $        (0.11)              $         1.27
                                                                             ===============              ==============
NUMBER OF SHARES USED IN BASIC EARNINGS
     PER SHARE CALCULATIONS                                                           38,397                      38,653
                                                                             ===============              ==============
DILUTED EARNINGS PER SHARE:

NET INCOME/(LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF
                ACCOUNTING CHANGE                                            $        (0.11)              $         1.29

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                    -                        (0.07)
                                                                             --------------               --------------
NET INCOME/(LOSS)                                                            $        (0.11)              $         1.22
                                                                             ===============              ==============
NUMBER OF SHARES USED IN DILUTED EARNINGS
     PER SHARE CALCULATIONS                                                          38,397                       40,186
                                                                             ==============               ==============

DIVIDENDS PER COMMON SHARE                                                   $         0.06               $         0.06
                                                                             ==============               ===============


The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                                     February 28,          February 29,
                                                                                          1999                    2000
                                                                                    ------------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $    (4,032)             $   49,119
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                        3,288                   3,527
     Loss on sale of equipment                                                                0                      57
     Minority interest in earnings of subsidiaries                                           26                   (159)
     Non-cash items associated with unusual charges                                       2,863                       -
Changes in current assets and liabilities:
     Receivables                                                                         13,943                  20,312
     Inventories                                                                        (56,377)                (26,391)
     Prepaid expenses                                                                    (3,410)                   (200)
     Accounts payable                                                                     7,094                  13,325
     Accrued expenses                                                                   (15,469)                (46,025)
     Income taxes payable                                                                 3,081                  27,145
Decrease in intangible and other assets                                                     243                     852
                                                                                    -----------              ----------
         Net cash used in operating activities                                          (48,750)                 41,562
                                                                                    -----------              ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                   (5,023)                 (3,008)
   Proceeds from sale of investment                                                           -                       -
                                                                                    -----------              ----------
         Net cash used in investing activities                                           (5,023)                 (3,008)
                                                                                    -----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                          (12,255)                 (3,156)
   Payments of long-term debt                                                              (182)                (65,028)
   Dividends paid                                                                        (2,325)                 (2,379)
   Proceeds from long-term debt                                                           9,010                  48,028
   Proceeds from short-term debt                                                         56,200                       -
   Minority interest in investment in subsidiaries                                        3,733                     250
   Minority interest in dividends paid by subsidiaries                                   (1,521)                 (2,807)
   Proceeds from exercise of stock options and tax benefit
        of stock option exercises                                                         1,600                   2,557
   Payments to acquire treasury stock                                                         0                  (5,921)
                                                                                    -----------              ----------
                            Net cash provided by (used in) financing activities          54,260                 (28,456)
                                                                                    -----------              ----------
EFFECTS OF FOREIGN CURRENCY TRANSLATION                                                     654                    (305)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 1,141                   9,793
CASH AND CASH EQUIVALENTS, as of August 31                                                8,062                   7,552
                                                                                    -----------              ----------
CASH AND CASH EQUIVALENTS, as of February 28 and as of
     February 29, respectively                                                      $     9,203              $   17,345
                                                                                    ===========              ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the three months for:
         Interest paid, net of capitalized interest                                 $     1,700              $     1000
         Income taxes                                                               $       100              $      400

The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except percentages and share amounts)

1.  BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' (the "Company") business, the results of operations for the three and six month periods ended February 28, 1999 and February 29, 2000 or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 1999.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.   ABANDONMENT OF MERGER BY MONSANTO

On May 8, 1998, the Company entered into a merger agreement with Monsanto Company ("Monsanto"), pursuant to which the Company would be merged with and into Monsanto.

On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger. On December 30, 1999, the Company filed suit (the "December 30 suit") in the First Judicial District of Bolivar County, Mississippi, seeking, among other things, the payment of the $81 million termination fee due pursuant to the merger agreement, compensatory damages of $1 billion and punitive damages in an amount to be proved at trial from Monsanto's breach of contract. On January 2, 2000, the Company and Monsanto reached an agreement whereby the Company would withdraw the December 30 suit, and Monsanto would immediately pay the $81 million. The parties agreed to negotiate in good faith over the following two weeks and Monsanto agreed to make members of its senior management available to conduct such negotiations. It was also agreed that if no consensual resolution was reached, the lawsuit brought by the Company would be re-filed. On January 3, 2000, Monsanto paid to the Company a termination fee of $81 million as required by the merger agreement. On January 18, 2000, the Company re-filed suit reinstating essentially all of the allegations contained in the December 30 suit.

The $81 million termination fee, net of related expenses, is separately presented in the income statement.

3.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Total comprehensive income for the three and six months ended February 28, 1999 and February 29, 2000 was (in thousands):

                                                             Three Months Ended                    Six Months Ended
                                                        February 28,      February 29,      February 28,      February 29,
                                                                1999           2000                1999            2000
                                                                ----           ----                ----            ----
Net (loss) income                                            $ 2,406       $ 58,635            $ (4,032)        $ 49,119
Other comprehensive (loss) income:
     Foreign currency translation (losses) and gains            (369)           181                 654             (305)
     Income  tax  benefit  (expense)  related to other
     comprehensive income                                        139            (68)               (247)             115
                                                                 ---            ---                 ---              ---
Other comprehensive (loss) income, net of tax                   (230)           113                 407             (190)
                                                                 ---            ---                 ---              ---
Total   comprehensive   (loss)  income  applicable  to
     common stockholders                                     $ 2,176       $ 58,748            $ (3,625)        $ 48,929
                                                             =======       ========            ========         ========


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

Information about the Company's segments for the three and six months ended February 28, 1999 and February 29, 2000 is as follows (in thousands):

                                              Three Months Ended                        Six Months Ended
                                     February 28,             February 29,       February 28,          February 29,
                                            1999                 2000                1999                   2000
                                            ----                 ----                ----                   ----
Net Sales
     Domestic                         $   65,164           $   89,483          $   66,251              $  89,925
     International                         7,636               14,720              13,745                 18,826
                                           -----               ------              ------                 ------
                                         $72,800             $104,203          $   79,996              $ 108,751
                                         =======             ========          ==========              =========

Operating Income/(Loss)
     Domestic                         $    5,297           $   88,650          $   (4,262)             $  78,617
     International                         (128)                5,482                (162)                 4,668
                                           ----                 -----                ----                  -----
                                      $    5,169           $   94,132          $   (4,424)             $  83,285
                                      ==========           ==========          ==========              =========

Material Changes in
Assets:


     Inventories increased approximately 26,391 to 74,118 at February 29, 2000 from 47,727 at August 31, 1999. This increase reflects the seasonal nature of the Company's business. The domestic segment of the Company purchases bulk seed in its first and second fiscal quarters and begins production for the current year's selling season. The increase at February 29, 2000 from August 31, 1999, in inventories and accounts payable is primarily related to those events and is consistent with Company's historical experience.

     Accounts receivable decreased approximately 20,312 to 127,614 at February 29, 2000 from 147,926 at August 31, 1999. This decrease is primarily related to the collection of technology fees sublicense revenue from Monsanto partially offset by second quarter sales in both the domestic and international divisions. Subsequent to receipt of the technology fees from Monsanto, the Company paid Monsanto its royalty for the Bollgard and Roundup Ready licensing fees which is reflected in the reduction of accrued expenses from August 31, 1999 to February 29, 2000.

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

SOP 98-5, "Reporting on the Costs of Startup Activities," requires that costs related to start-up activities be expensed as incurred and all previously capitalized costs be written off. Effective September 1, 1999, the Company adopted the requirements of SOP 98-5. The effect of adopting this statement resulted in a write-off, net of tax, of approximately $2,965,000 ( or $0.08 per share). The adjustment of $2,965,000, after income tax benefits of $1,817,000, to retroactively apply the new method, is recorded in income of the first fiscal quarter of 2000.

4.  INVENTORIES

Inventories consisted of the following (in thousands):

                                                     February 28,       August 31,      February 29,
                                                             1999             1999              2000
                                                 ----------------  ---------------    --------------
Finished goods                                     $       88,145      $    43,528    $       57,289
Raw materials                                              18,456           15,774            25,835
Growing crops                                                 396            1,564               360
Supplies and other                                            656              969               537
                                                   --------------   -------------- -----------------
                                                          107,653           61,835            84,021
Less reserves                                                (779)         (14,108)           (9,903)
                                                   ---------------  ---------------  ----------------
                                                 $        106,874     $     47,727    $       74,118
                                                 ================     ============    ==============

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost.

5.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

Property, plant and equipment consisted of the following (in thousands):

                                                   February 28,           August 31,          February 29,
                                                           1999                 1999                  2000
                                                 --------------        -------------        --------------
Land and improvements                            $        3,995        $       4,113        $        4,119
Buildings and improvements                               35,084               35,251                37,325
Machinery and equipment                                  42,512               43,291                46,378
Germplasm                                                 7,500                7,500                 7,500
Breeder and foundation seed                               2,000                2,000                 2,000
Construction in progress                                  3,431                4,789                 2,057
                                                 --------------        -------------        --------------
                                                         94,522               96,944                99,379
Less accumulated depreciation                           (28,750)             (31,778)              (34,735)
                                                 --------------        -------------        --------------
                                                 $       65,772        $      65,166        $       64,644
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

On November 15, 1999, the Company, Monsanto and certain local cottonseed distributors were named in an additional case filed in the Court of Common Pleas, County of Hampton State of South Carolina. This case has been removed to the United States District Court, District of South Carolina, Beaufort Division. This case alleges that a wide variety of the Company's transgenic cotton products were defective because they grew plants that produced cotton bolls that contained immature, defective and rotten seed in the bolls during the 1999 crop year. The Company and Monsanto are presently investigating the claim; however, they believe it to be without merit and their plan is to vigorously defend this lawsuit. The Company has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to indemnify and defend the Company against all claims arising out the failure of the glyphosate tolerance gene. The Company will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in this complaint. The Company believes that this claim will be resolved without any material impact on the Company's consolidated financial statements.

On November 15, 1999, the Company, Monsanto and certain local cottonseed distributors were name in a lawsuit filed in United States District Court, District of South Carolina, Beaufort Division. This case requests class action treatment and alleges that a wide variety of the Company's transgenic cotton products were defective because they grew plants that produced cotton bolls containing immature, defective and rotten seed in the bolls. The plaintiff in this case seeks class certification of purchases of a wide variety of seed purchased during the 1999 crop year. The Company and Monsanto are presently investigating the claim; however, they believe it to be without merit and their plan is to vigorously defend this lawsuit, with particular emphasis on defending the class action allegations. The Company has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to indemnify and defend the Company against all claims arising out the failure of the glyphosate tolerance gene. The Company will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. The Company believes this claim is not one that is likely to receive class treatment. Accordingly, D&PL believes that this claim will be resolved without any material impact on the Company's consolidated financial statements.

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

Sixteen farmers in Mississippi have filed seed arbitration claims against the Company with the Mississippi Department of Agriculture arising from their 1999 crop. Pursuant to the terms of the Bollgard Gene Licensing Agreement, Delta and Pine Land Company has tendered the defense of these claims to Monsanto, Monsanto is contractually obligated to defend and indemnify the Company against claims arising from a failure of the Bollgard gene. Monsanto has declined the assumption of defense and indemnity of these cases and, indeed, it appears that the cases do not involve a complaint of the failure of the gene technology. The Mississippi Department of Agriculture has not yet scheduled a hearing on any of these claims. The Company has moved to dismiss many of the claims as having been untimely filed. The Company believes these claims can be resolved without any material impact on the Company's consolidated financial statement.

In 1999, approximately 189 cotton farmers in Georgia filed seed arbitration cases against the Company and, in some cases, against Monsanto, alleging damages for their 1999 crops. Although hearings were originally scheduled for 6 of these claims in January of 2000, the Georgia Seed Arbitration Council dismissed those cases without hearing determining that the claims fell outside the jurisdiction of that body. Similar orders of dismissal have been entered for 145 other cases pending before the Georgia Seed Arbitration Council and it is anticipated that a significant number of the remaining cases will likewise be dismissed without hearing. The Company and Monsanto are in the process of investigating these claims to determine the cause or causes, if any, of the alleged problems. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these seed arbitration claims to Monsanto and has requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. The Company will not have a right to indemnification, however, for any claim involving defects in the seed, separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in some of the seed arbitration claims filed. Based upon information received to date, the Company believes these claims can be resolved without any material impact on the Company's consolidated financial statements.

In 1998, one claim was filed with the Arkansas Seed Arbitration Council. A Motion to Dismiss has been filed. This case alleges that certain Roundup Ready cottonseed marketed by the Company in 1997 failed to perform as farmers had anticipated and caused the farmers to suffer crop loss. Pursuant to the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify any and all claims arising out of the failure of the glyphosate gene tolerance. D&PL has requested dismissal of this claim alleging that it was untimely filed. The Arkansas Department of Agriculture has not yet scheduled a hearing on this claim. D&PL believes this case can be resolved without any material impact on the Company's consolidated financial statements.

During 1999, five farmers in the State of Alabama filed seed arbitration claims against the Company for their 1999 crop year. The Company is in the process of investigating these claims to determine the cause or causes, if any, of the alleged problems. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these seed arbitration claims to Monsanto and has requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. The Company will not have a right to indemnification, however, for any claim involving defects in the seed, separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in some of the seed arbitration claims filed. The Alabama Department of Agriculture has not yet scheduled hearing dates on any of these claims. Based upon information received to date, the Company believes these claims can be resolved without any material impact on the Company's consolidated financial statements.

Six farmers in the State of Florida have filed arbitration claims against the Company for the 1999 crop year, however, one was withdrawn due to high yields. The Florida Department of Agriculture has not yet scheduled hearings on any of these claims. The Company believes these claims can be resolved without any material impact on the Company's consolidated financial statements.

In 1999, 112 farmers in the State of South Carolina have filed seed arbitration claims against the Company. The Company and Monsanto are in the process of investigating these claims to determine the cause or causes, if any, of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between the Company and Monsanto, the Company has tendered the defense of these seed arbitration claims to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will have no right to indemnification, however, from any claims involving defective seed, separate from or in additional to the failure of the herbicide tolerance gene, such claims are contained in the seed arbitration claims filed in South Carolina. The South Carolina Department of Agriculture has not yet scheduled a hearing on any of these claims. The Company believes the claims to be without merit and that the farmers complaints are environmentally induced and not related to seed performance; accordingly, the Company believes these claims can be resolved without any material impact on the Company's consolidated financial statements.

On January 31, 2000, the Company was named as a defendant in a lawsuit filed in the Circuit Court of Bolivar County, Mississippi. The Company is presently investigating the claim to determine the cause or causes of any of the alleged problems. This claim arises from a seed arbitration case heard by the Mississippi Seed Arbitration Council during 1999. Pursuant to the terms of the Roundup Ready(R) Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto and requested indemnity, as Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out the failure of the Roundup(R) glyphosate gene tolerance. Such claims are made in this lawsuit and it is anticipated that Monsanto will assume the defense of and/or indemnify the Company in full for this claim. The Company believes this lawsuit will be resolved without any material impact on the Company's consolidated financial statements.

In May 1998, five individual, alleged shareholders brought suits against Monsanto, the Company and its Board of Directors ("Directors") in the Court of Chancery in New Castle County, Delaware (the "Delaware Chancery Court"). The complaints alleged that the consideration to be paid in the proposed merger of the Company with Monsanto was inadequate and that the Company's Directors breached their fiduciary duties to the Company's stockholders by voting to approve the Agreement and Plan of Merger, and that Monsanto aided and abetted the alleged breach of fiduciary duty. The complaints were consolidated into one action, which sought a declaration that the action was maintainable as a class action, that the merger be enjoined, or alternatively, rescinded, and/or an award of unspecified compensatory damages if the merger was consummated. A settlement agreement was reached with the named plaintiffs in November 1998. This settlement was contingent on consummation of the merger. In light of Monsanto's termination of the merger, the Company believes that this lawsuit will be resolved without any material effect on the Company's consolidated financial statements.

In December 1999 and January 2000, five individual, alleged shareholders (including some of the plaintiffs in the suits filed in May 1998) brought two new suits (now consolidated) against the Directors, the Company, and Monsanto in the Delaware Chancery Court. These complaints allege that the Company's Directors breached fiduciary duties by failing to seek compensation from Monsanto for breach of the Agreement and Plan of Merger and by failing to explore strategic alternatives after the termination of the merger transaction by Monsanto and that Monsanto aided, abetted, and assisted the Directors' alleged breaches of fiduciary duty. The plaintiffs seek to maintain these actions as class actions and demand injunctive relief requiring the Directors to maximize shareholder value and, alternatively, unspecified compensatory damages, attorneys' fees, and costs (See Note 2). Monsanto has filed a cross-claim in those consolidated cases seeking a declaratory judgment that it is not liable to the Company for breach of contract for failure to consummate the merger. Monsanto seeks no monetary recovery against the Company. The Company believes that plaintiffs' complaints, which were filed before plaintiffs were aware of the actions undertaken by the Company and its Directors to seek compensation from Monsanto and to maximize shareholder value in the aftermath of Monsanto's termination of the merger transaction, are without merit and should be dismissed without material effect on the Company's consolidated financial statements. The Company has moved to dismiss Monsanto's cross-claim or, alternatively, to stay the cross-claim in favor of the Company's suit against Monsanto filed in state court in Mississippi.

In October 1996, Mycogen Plant Science, Inc. and Agrigenetics, Inc. (collectively "Mycogen") filed a lawsuit in U.S. District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's recently issued patents had been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit, which went to trial in January 1998, sought injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. A jury found in favor of D&PL and Monsanto on issues of infringement. Mycogen subsequently re-filed a motion for a new trial and for a judgment in favor of Mycogen as a matter of law. The trial court has ruled in these motions holding for Mycogen on certain issues but sustaining the jury verdict in favor of D&PL and Monsanto. Mycogen has appealed to the U.S. Court of Appeals for the Federal Circuit. Pursuant to the terms of the Bollgard Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims and certain other losses and costs. Due to Monsanto's obligation to indemnify D&PL, the Company believes that the resolution of this matter will not have a material impact on the Company's consolidated financial statements.

In December 1999, Mycogen Plant Science, Inc., an Australian affiliate of Dow Chemical Co. ("Mycogen-Australia") filed suit in the Federal Court of Australia against Monsanto Australia, Limited and Deltapine Australia Pty, Limited (the Australian affiliates of Monsanto and D&PL, respectively) alleging that sales in Australia of genetically-modified cotton seed containing Monsanto's Bt gene infringe two Australian patents held by Mycogen-Australia. The suit seeks to enjoin sales of such allegedly infringing seed in Australia and monetary damages. This suit involves issues similar to those in the above described Delaware litigation but will be decided under Australian patent law which, unlike the United States, applies a "first to file" priority rule. Monsanto and D&PL, which are cooperating in defense of this suit, are relying on other defenses to infringement claims. At the present time, the outcome of this litigation cannot be predicted.

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

In November 1999, a distributor of Sure-Grow brand cotton seed in Greece brought suit in U. S. District Court in Delaware seeking to enjoin the termination of its distributorship (which become effective on November 30, 1999), a declaratory judgment that the Company's termination of its distributorship was not effective, compensatory damages of not less than $6 million and unspecified punitive damages. The distributor has also filed a request for arbitration with the American Arbitration Association and a suit seeking injunctive relief in a court in Thessaloniki, Greece. In January 2000, the U. S. District Court in
Delaware denied the request for injunctive relief. The Company has sought an injunction against the distributor's proceeding with litigation in the Greece Court. The Company believes that the former distributor's claims are without merit and that these claims will be resolved without any material impact on the Company's consolidated financial statements. The Company continues to offer cotton seed (including seed of the Sure-Grow brand) for sale in Greece through another distributor.

On July 18, 1996, the United States Department of Justice, Antitrust Division ("USDOJ"), served a Civil Investigative Demand (the "1996 CID") on D&PL seeking information and documents in connection with its investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. (which own the outstanding common stock of Sure Grow Seed, Inc). The 1996 CID stated that the USDOJ was investigating whether these transactions may have violated the provisions of Section 7 of the Clayton Act, 15 USC 18. D&PL responded to the 1996 CID, employees were examined in 1997 by the USDOJ, and D&PL is committed to full cooperation with the USDOJ. At the present time, the ultimate outcome of the investigation cannot be predicted.

On August 9, 1999, D&PL and Monsanto received Civil Investigative Demands from the USDOJ (the "1999 CID's"), seeking to determine whether there have been any inappropriate exchanges of information between Monsanto and D&PL or if any prior acquisitions are likely to have substantially lessened competition in the sale or development of cottonseed or cottonseed genetic traits. D&PL has complied with the USDOJ's request for information and documents. The USDOJ has taken no further action on the 1999 CID's since D&PL and Monsanto's responses were filed.

7.       EARNINGS PER SHARE

The table below reconciles basic and diluted earnings per share for the three and six months ended February 28 and February 29, respectively:

                                                                         Three Months                    Six Months
Basic:                                                              1999            2000           1999              2000
------                                                              ----            ----           ----              ----
Income/(Loss) before cumulative effect of accounting
  change                                                          $2,406        $ 58,635       $ (4,032)          $52,084
Preferred stock dividends
                                                                     (24)            (40)           (48)              (64)
                                                                     ---             ---            ---               ---
Net income/(loss) before cumulative effect of accounting
  change applicable to common  stockholders
                                                                  $2,382        $ 58,595       $ (4,080)          $52,020
                                                                  ======        ========       ========           =======
Weighted average shares outstanding
                                                                  38,422          38,644         38,397            38,653
                                                                  ======          ======         ======            ======
Basic earnings per share before cumulative effect of
  accounting change                                               $ 0.06        $   1.52       $  (0.11)          $  1.35
                                                                  ======        ========       ========           =======

Diluted:
Net income/(loss) before cumulative effect of accounting
  change applicable to common stockholders                        2,382           58,595       $ (4,080)          $52,020
Add Back:

Preferred stock dividends                                            24               40             48                64
                                                                     --               --             --                --
Net Income/(loss) before cumulative effect of accounting
  change                                                         $2,406          $58,635       $ (4,032)          $52,084
                                                                 ======          =======       ========           =======
Diluted shares outstanding                                       40,819           40,110         38,397            40,186
                                                                 ======           ======         ======            ======
Diluted earnings per share before cumulative effect of
  accounting change                                                0.06             1.46       $  (0.11)          $  1.29
                                                                 ======           ======       ========           =======


PART I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On May 8, 1998, Delta and Pine Land Company and subsidiaries, a Delaware Corporation ("D&PL" or the "Company") entered into a merger agreement with Monsanto Company ("Monsanto"), pursuant to which Delta and Pine Land Company would be merged with and into Monsanto.

On December 20, 1999, Monsanto withdrew its filing under the HSR Act thereby effectively abandoning plans to consummate the merger. On January 3, 2000, Monsanto paid Delta and Pine Land Company an $81 million termination fee, which, net of related expenses, is separately presented in the accompanying income statement. The diluted per share effect of this non-recurring payment (net of related expenses) was $1.16 and $1.15 for the three and six months ended February 29, 2000, respectively.

RESULTS OF OPERATIONS

The following sets forth selected operating data of the Company (in thousands):

                                              For the Three Months Ended         For the Six Months Ended
                                              --------------------------         ------------------------
                                              February 28,   February 29,    February 28,       February 29,
                                                      1999           2000            1999              2000
                                                    ------        -------          ------             -----
Operating results -
Net sales and licensing fees                      $ 72,800      $ 104,203        $ 79,996         $ 108,751
Gross profit                                        49,684         73,162          25,444            31,341
Operating expenses:
     Research and development                        4,880          5,022           9,115             9,381
     Selling                                         3,848          3,596           7,678             6,833
     General and administrative                      3,094          2,985           6,053             6,069
     Special charges and unusual item                6,125        (74,694)          7,022           (74,227)
Operating income/(loss)                              5,169         94,132          (4,424)           83,285
Income/(loss) before income taxes and
     cummulative effect of accounting change         4,278         93,900          (6,083)           83,334
Net income/(loss) applicable to common shares
      before accounting change                       2,406         58,635         (4,080)            49,055


The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):

                                                  February 28,           August 31,           February 29,
                                                      1999                  1999                  2000
                                               -----------------     -----------------     ------------------
Balance sheet summary-
Current assets                                     $    218,406           $   217,543           $    233,615
Current liabilities                                     151,706               175,243                163,329
Working capital                                          66,700                42,300                 70,286
Property, plant and equipment, net                       65,772                65,166                 64,644
Total assets                                            294,324               295,758                310,402
Outstanding borrowings                                  101,106                20,819                    663
Stockholders' equity                                     76,548                89,404                132,475

Three months ended February 29, 2000, compared to three months ended February 28, 1999:

Net sales and licensing fees increased approximately $31.4 million to $104.2 million from $72.8 million. The increase in net sales and licensing fees is primarily the result of an approximate 5% increase in anticipated planted cotton acreage in the United States. In addition, the company is experiencing stronger demand for its varieties which contain the Bollgard and Roundup Ready gene technologies resulting in higher revenue from its technology licensing agreements. The International division experienced increased export sales to Greece. In addition, sales by the previously formed Brazilian joint venture were successful during its first full selling season.

Operating expenses decreased from $11.8 million in the second fiscal quarter of 1999 to $11.6 million in fiscal 2000. This decrease is primarily attributable to cost savings as which are the result of the Company's July 1999 restructuring program.

The Company reported net interest expense of $0.27 million in the second fiscal quarter of 2000 compared to net interest expense of $1.10 million in the second fiscal 1999. This change is primarily due to lower average outstanding borrowings and higher interest rates earned on cash equivalents as a result of the receipt of the $81.0 million merger break-up fee received from Monsanto.

Six months ended February 2000, compared to three months ended February 1999:

Net sales and licensing fees increased approximately $28.7 million to $108.7 million from $80 million. The increase in net sales and licensing fees is primarily the result of an approximate 5% increase in anticipated planted cotton acreage in the United States. In addition, the Company is experiencing stronger demand for its varieties which contain the Bollgard and Roundup Ready gene technologies resulting in higher revenue from its technology licensing agreements.

Operating expenses decreased from $22.8 million in the first six months of fiscal 1999 to $22.3 million in fiscal 2000. This decrease is primarily attributable to cost savings as which are the result of the Company's July 1999 restructuring program.

The Company reported net interest income of $0.19 million in the first fiscal quarter of 2000 compared to net interest expense of $1.62 million in the first six months of fiscal quarter of 1999. This change is primarily due to lower average outstanding borrowings and higher interest rates earned on cash equivalents as a result of the receipt of the $81.0 million merger break-up fee received from Monsanto.

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

In April 1998, the Company entered into a syndicated credit facility with its existing lender and two other financial institutions which provides for aggregate borrowings of $110 million. This agreement provides a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment is a long-term loan that may be borrowed upon at any time and is due April 1, 2001. The seasonal commitment is a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year and expires April 1, 2001. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants. At February 29, 2000, the Company had $55.0 million available for borrowing under the base commitment and $54.3 million available under its seasonal commitment. In addition the lead lender has approved a $25.0 million credit line that can be activated by the Company as needed. Such facility is generally available for up to 180 days and bears interest at rates comparable to the existing facility.

The financial covenants under the loan agreements require the Company to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at the Company's other quarter ends)
(b) maintain a fixed charge ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and (c) maintain at all times tangible net worth of not less than the sum of (i) $40 million plus (ii) 50% of net income (but not losses) determined on the last day of each fiscal year, commencing with August 31, 1998. At February 29, 2000, the Company was in compliance with these covenants.

Capital expenditures for the first six months of 2000 were $3.0 million which was a decrease from $5.0 million in the first six months of 1999. The Company anticipates that domestic capital expenditures will approximate $8.0 million in 2000, excluding expected capital expenditures for foreign joint ventures which will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary. Capital expenditures in 2000 for international ventures are expected to range from $1.0 million to $2.0 million depending on the timing and outcome of such projects.

Cash provided from operations, early payments from customers and borrowings under the loan agreement should be sufficient to meet the Company's 2000 working capital needs.

In the second quarter of fiscal 2000, the Board of Directors authorized a quarterly dividend of $0.03 per share, paid March 13, 2000 to the stockholders of record on February 29, 2000. It is anticipated that quarterly dividends of $0.03 per share will continue to be paid although the Board of Directors reviews this policy quarterly.

In January 2000, the Board of Directors approved a stock repurchase plan pursuant to which the Company expects to purchase up to $50,000,000 of its outstanding common stock. The shares repurchased will be used for stock issuances pursuant to the Company's stock option plans and for other corporate purposes.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Footnote 6

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Business

Domestic

On May 8, 1998, Delta and Pine Land Company ("DPLC") entered into a Merger Agreement with Monsanto Company ("Monsanto"), pursuant to which DPLC would have been merged with and into Monsanto. On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the HSR Act thereby terminating
Monsanto's efforts to obtain government approval of the merger. On January 3, 2000 Monsanto paid DPLC the $81 million termination fee pursuant to the agreement.

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

D&PL sells its products in foreign countries through (i) export sales from the U.S., (ii) direct in-country operations and to a lesser degree (iii) distributors or licensees. The method varies and evolves, depending upon the Company's assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. Prior to 1999, a majority of the Company's international sales resulted from exports from the U.S. of the Company's products rather than direct in-country operations. In 1999, direct in-country operations through joint ventures or subsidiaries (primarily, Australia, China and South Africa) comprised over one-half of total international sales which represent approximately 15% of consolidated sales.

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

In December 1997, D&M International, LLC, formed a joint venture with Ciagro S.R.L. ("Ciagro"), a distributor of agricultural inputs in the Argentine cotton region, for the production and sale of genetically improved cottonseed. CDM Mandiyu S.R.L., is owned 60% by D&M International, LLC, and 40% by Ciagro. The cotton region, primarily comprised of the Provinces of Chaco, Santiago del Estero, Salta and Jujuy, presently has 1.2 million acres of cotton requiring 9,000 tons of cotton planting seed per year. CDM Mandiyu S.R.L. has been licensed to sell D&PL cotton varieties containing Monsanto's Bollgard gene technology. Sales of such varieties commenced in 1999. Future plans include the production and sale of Roundup Ready cottonseed varieties pending government approval.

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

Employees

As of February 29, 2000, the Company employed a total of 558 full time employees worldwide. Due to the nature of the business, the Company utilizes seasonal employees in its delinting plants and its research and foundation seed programs. The maximum number of seasonal employees approximates 300 and typically occurs in October and November of each year. The Company considers its employee relations to be good.

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

Pursuant to the Roundup Ready Agreement, Monsanto must defend and indemnify D&PL against claims of patent infringement, including all damages awarded or amounts paid in settlements. Monsanto will also indemnify D&PL against the cost of inventory that becomes unsaleable because of patent infringement claims, but Monsanto is not required to indemnify D&PL against lost profits on such unsaleable seed. In contrast with the Bollgard Gene License where the cost of gene performance claims will be shared in proportion to the division of sublicense revenue, Monsanto must defend and must bear the full cost of any claims of failure of performance of the Roundup Ready Gene. In both agreements, generally, D&PL is responsible for varietal/seed performance issues, and Monsanto is responsible for failure of the genes.

In 2000, the Company has for sale for either commercial or experimental purposes 16 cotton planting seed varieties that contain the Bollgard gene technology, 20 cotton planting seed varieties that contain the Roundup Ready gene technology, 21 varieties that contain both technologies, and 50 conventional varieties.

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

In March 1998, D&PL was granted United States Patent No. 5,723,765, entitled CONTROL OF PLANT GENE EXPRESSION. This patent is owned jointly by D&PL and the United States of America, as represented by the Secretary of Agriculture. The patent broadly covers plants and seed, both transgenic and conventional, of all species for a system designed to allow control of progeny seed viability without harming the crop. One application of the technology could be to control unauthorized planting of seed of proprietary varieties (sometimes called "brown bagging") by making such practice non-economic since unauthorized saved seed will not germinate, and would be useless for planting. The patent has the prospect of opening significant worldwide seed markets to the sale of transgenic technology in varietal crops in which crop seed currently is saved and used in subsequent seasons as planting seed. D&PL has stated it intends that licensing of this technology will be made widely available to other seed companies.

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

Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized based on the number of acres expected to be planted with such seed when the seed is shipped. Prior to 1998, licensing fees were based on the estimated number of acres that farmers represented would be planted with the seed purchased. In 1998 and 1999, the licensing fee charged to farmers was based on pre-established planting rates for seven geographic regions and the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors. Revenue is recognized based on the established technology fee per unit shipped to each geographic region. Domestically, the Company promotes its cotton and soybean seed directly to farmers and sells its seed through distributors and dealers. All of the Company's domestic seed products (including Bollgard and Roundup Ready technologies) are subject to return or credit, which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during the Company's third and fourth quarters. The Company provides for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to the Company's operating results are recorded when such differences become known, typically in the Company's fourth quarter. All significant returns occur or are accounted for by fiscal year end. International export revenues are recognized upon the later of when seed is shipped or the date letters of credit are confirmed. Generally, international export sales are not subject to return. All other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

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

Year 2000 Readiness Disclosure

Beginning in 1996, D&PL initiated its Global Year 2000 program to ensure that its infrastructure and information systems comply with the systems requirements for the year 2000. D&PL has essentially completed the program. Based on available knowledge, the majority of systems, including critical business systems, comply with year 2000 requirements, due in large part to the installation in fiscal 1997 of a third party software system that is year 2000 compliant, at a cost in excess of $3.0 million. Contingency plans were developed for all critical vendor products and services. These plans identify critical functions, acceptable delay times and business resumption strategies. The major task remaining is completion of the implementation of the Desktop Redeployment Plan. The Company continues to evaluate the estimated costs associated with the year 2000 compliance based on actual experience. While the year 2000 efforts involve additional costs, D&PL believes, based on available information, that it will be able to manage its in-house year 2000 transition issues without any material adverse effect on its business operations or financial position. Total cost incurred to date for year 2000 considerations (excluding third party software) approximate $600,000 and the Company estimates that no additional funds are required to complete the year 2000 compliance process.

D&PL also has contacted its major suppliers and customers to assess their preparations for the year 2000. These actions are taken to help mitigate the possible external impact of year 2000 issues. It is not feasible to fully assess the potential consequences if D&PL's customers are not compliant. D&PL has developed business continuity plans to minimize the impact of such external events. D&M Partners (a partnership of which D&PL owns 90% and Monsanto owns 10%) contracts with Monsanto to 1) administer sublicensing to farmers the right to use the Bollgard and Roundup Ready technologies, 2) bill for such technologies and 3) collect the sublicensing revenues for using technology. In its 1998 Annual Report, Monsanto disclosed that all year 2000 remediation work for its internal systems would be completed by the third calendar quarter of 1999. The Company is not able to predict at the present time the impact, if any, on its business if Monsanto is unable to resolve any remaining year 2000 issues.

D&PL's discussion of the year 2000 computer issue contains forward-looking information. D&PL believes that its critical computer systems are year 2000-compliant. Nevertheless, factors that could cause actual results to differ from the Company's expectations include the successful implementation of year 2000 initiatives by its customers and suppliers, changes in the availability and cost of resources to implement year 2000 changes, and D&PL's ability to successfully identify and correct all systems affected by the year 2000 issue.

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

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits.

    11.01 Computation of Earnings Per Share

    27.01 Financial Data Schedule

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended February 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DELTA AND PINE LAND COMPANY


Date:     April 14, 2000                             /s/ Roger D. Malkin
                                                     ---------------------------
                                                     Roger D. Malkin, Chairman
                                                     and Chief Executive Officer

Date:     April 14, 2000                             /s/ W. Thomas Jagodinski
                                                     ---------------------------
                                                     W. Thomas Jagodinski,
                                                     Vice President - Finance
                                                        and Treasurer

                                  EXHIBIT 11.01

                        COMPUTATION OF EARNINGS PER SHARE
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                FOR THE SIX MONTHS ENDED
                                                                                ------------------------
                                                                             February 28,      February 29,
                                                                                 1999              2000
                                                                           ----------------- -----------------
BASIC EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                                                ----------------- -----------------
   DURING THE PERIOD                                                                 38,397            38,653
                                                                           ================= =================
NET INCOME/(LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE APPLICABLE TO COMMON STOCKHOLDERS                          $   (4,080)        $   52,020
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                   -             (2,965)
                                                                           ----------------- -----------------
NET INCOME/(LOSS) APPLICABLE TO COMMON SHARES                                   $   (4,080)        $   49,055
                                                                           ================= =================
   BASIC EARNINGS PER SHARE                                                     $    (0.11)         $    1.27
                                                                           ================= =================

DILUTED EARNINGS PER SHARE:


WEIGHTED AVERAGE NUMBER OF SHARES                                                    38,397            38,653
    OF COMMON STOCK OUTSTANDING
    DURING THE PERIOD
WEIGHTED AVERAGE OF SHARES ATTRIBUTED TO
   CONVERTIBLE PREFERRED STOCK                                                       -  (a)             1,066
NUMBER OF SHARES ATTRIBUTED TO STOCK OPTIONS                                         -  (a)               467
WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING
   DURING THE PERIOD FOR COMPUTATION                                       ----------------- -----------------
   OF DILUTED EARNINGS PER SHARE                                                     38,397            40,186
                                                                           ================= =================

NET INCOME/(LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE APPLICABLE TO COMMON STOCKHOLDERS                          $    (4,080)       $   52,028
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
                                                                                          -            (2,965)
                                                                           ----------------- -----------------

   NET INCOME/(LOSS)                                                            $    (4,080)       $   49,055
                                                                           ================= =================
   DILUTED EARNINGS PER SHARE                                                   $     (0.11)       $     1.22
                                                                           ================= =================


(a)  Inclusion of shares would be anti-dilutive.

                        COMPUTATION OF EARNINGS PER SHARE
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                FOR THE THREE MONTHS ENDED
                                                                                --------------------------
                                                                           February , 1999      February ,
                                                                                                   2000

                                                                           ----------------- -----------------
BASIC EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                                                ----------------- -----------------
   DURING THE PERIOD                                                                 38,422            38,644
                                                                           ================= =================

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE
   APPLICABLE TO COMMON STOCKHOLDERS                                              $   2,382        $   58,595
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
                                                                                          -                 -
                                                                           ----------------- -----------------
NET INCOME                                                                        $   2,382        $   58,595
                                                                           ================= =================
   BASIC EARNINGS PER SHARE                                                       $    0.06         $    1.52
                                                                           ================= =================

DILUTED EARNINGS PER SHARE:


WEIGHTED AVERAGE NUMBER OF SHARES                                                    38,422            38,644
    OF COMMON STOCK OUTSTANDING
    DURING THE PERIOD
WEIGHTED AVERAGE NUMBER OF SHARES ATTRIBUTABLE
    TO CONVERTIBLE PREFERRED STOCK                                                    1,066             1,066
NUMBER OF SHARES ATTRIBUTABLE TO STOCK OPTIONS                                        1,331               400
WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING
   DURING THE PERIOD FOR COMPUTATION                                       ----------------- -----------------
   OF DILUTED EARNINGS PER SHARE                                                     40,819            40,110
                                                                           ================= =================

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE
   APPLICABLE TO COMMON STOCKHOLDERS                                              $   2,382        $   58,595
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
                                                                                          -                 -
                                                                           ----------------- -----------------

   NET INCOME                                                                     $   2,406        $   58,635
                                                                           ================= =================
   DILUTED EARNINGS PER SHARE                                                     $    0.06         $    1.46
                                                                           ================= =================