Form 10-Q
period 2000-05-31
DELTA & PINE LAND CO
filed 2000-07-17
CIK 902277

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2000 or

( )  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
     Exchange    Act   of   1934   For   the    transition    period   from
     _________________ to  __________________


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

Common Stock, $0.10 Par Value 38,351,501 shares outstanding as of May 31, 2000.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION                                           Page No.

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets - May 31, 1999,
     August 31, 1999, and May 31, 2000                                         4

Consolidated Statements of Operations - Three Months
     Ended May 31, 1999 and May 31, 2000                                       5

Consolidated Statements of Operations - Nine Months
     Ended May 31, 1999 and May 31, 2000                                       6

Consolidated Statements of Cash Flows - Nine Months
     Ended May 31, 1999 and May 31, 2000                                       7

Notes to Consolidated Financial Statements                                8 - 15

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                15

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                              18
     Item 4.   Submission of Matters to a Vote of Security Holders            18
     Item 5.   Business                                                       18
     Item 6.   Exhibits and Reports on Form 8-K                               24
                   Signatures                                                 25

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                  (Unaudited)


                                                                                May 31,                August 31,            May 31,
                                                                                1999                    1999                  2000
                                                                                ----                    ----                  ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                              $       6,658          $       7,552            $      61,845
Receivables, net                                                             236,495                147,926                  260,376
Inventories                                                                   70,931                 47,727                   47,276
Prepaid expenses                                                               3,533                  1,473                    1,666
Deferred income taxes                                                          4,408                 12,865                   13,070
                                                                       -------------          -------------            -------------
    Total current assets                                                     322,025                217,543                  384,233
                                                                       -------------          -------------            -------------
PROPERTY, PLANT and EQUIPMENT, net                                            65,587                 65,166                   64,001
EXCESS OF COST OVER NET ASSETS OF
BUSINESS ACQUIRED, net                                                         4,488                  4,458                    4,559
INTANGIBLES, net                                                               4,479                  4,365                    4,296
OTHER ASSETS                                                                   2,898                  4,226                    2,961
                                                                       -------------          -------------            -------------
                                                                       $     399,477          $     295,758             $    460,050
                                                                       =============          =============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                      $      15,055          $       3,819            $      1,001
    Accounts payable                                                          16,780                 19,990                  15,370
    Accrued expenses                                                         191,120                143,352                 213,054
    Income taxes payable                                                      10,492                  8,082                  51,067
                                                                       -------------          -------------            -------------
        Total current liabilities                                            233,447                175,243                 280,492
                                                                       -------------          -------------            -------------
LONG-TERM DEBT, less current maturities                                       55,003                 17,000                     189
                                                                       -------------          -------------            -------------
DEFERRED INCOME TAXES                                                          5,020                  5,773                   5,774
                                                                       -------------          -------------            -------------
MINORITY INTEREST IN SUBSIDIARIES                                              9,098                  8,338                   8,620
                                                                       -------------          -------------            -------------
STOCKHOLDERS' EQUITY:
Preferred  stock,  par  value $0.10 per share; 2,000,000 shares authorized:
   Series A Junior Participating Preferred, par value $0.10 per share;
   429,319 shares authorized; no shares issued or outstanding
                                                                                   -                      -                       -
   Series M Convertible Non-Voting Preferred,   par value  $0.10 per
   share; 1,066,666 shares authorized, issued, and outstanding                   107                    107                     107

Common stock, par value $0.10 per share;
   100,000,000 shares authorized; 38,584,700; 38,664,565 and
   38,919,467 shares issued; 38,470,434; 38,550,299 and 38,351,501
   shares outstanding                                                          3,859                  3,866                   3,891
Capital in excess of par value                                                38,123                 41,179                  44,609
Retained earnings                                                             59,293                 48,970                 129,415
Accumulated other comprehensive loss                                          (2,300)                (2,545)                 (3,171)
Treasury Stock at cost, 114,266; 114,266 and 567,966 shares                   (2,173)                (2,173)                 (9,876)
                                                                       -------------          -------------            -------------
Total stockholders' equity                                                    96,909                 89,404                 164,975
                                                                       $     399,477          $     295,758             $   460,050
                                                                       =============          =============             ============

The  accompanying   notes are an integral part of these balance sheets.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                May 31,              May 31,
                                                                                 1999                 2000
                                                                                 ----                 ----
NET SALES AND LICENSING FEES                                             $    158,591       $      177,365
COST OF SALES                                                                 107,213              112,175
                                                                         ------------       --------------
GROSS PROFIT                                                                   51,378               65,190
                                                                         ------------       --------------
OPERATING EXPENSES:
   Research and development                                                     5,325                4,435
   Selling                                                                      4,908                4,022
   General and administrative                                                   3,072                3,700
                                                                         ------------       --------------
                                                                               13,305               12,157
                                                                         ------------       --------------
SPECIALCHARGESANDUNUSUALINCOMEITEM                                               (876)                (820)
                                                                         ------------       --------------
OPERATINGINCOME                                                                37,197               52,213
INTERESTEXPENSE,net                                                            (1,396)                 (77)
OTHER EXPENSE                                                                  (1,752)                (489)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                    (336)                (141)
                                                                         ------------       --------------
    EFFECT OF ACCOUNTING CHANGE                                                33,713               51,506
INCOME TAX PROVISION                                                           12,965               16,618
                                                                         ------------       --------------
NET INCOME BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                                          20,748               34,888
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
    STARTUP COSTS, NET                                                              -                    -
                                                                         ------------       --------------
NET INCOME                                                                     20,748               34,888
DIVIDENDS ON PREFERRED STOCK                                                      (24)                 (32)
                                                                         ------------       --------------
NET INCOME APPLICABLE TO COMMON SHARES                                   $     20,724      $        34,856
                                                                         ============      ===============
BASIC EARNINGS PER SHARE:
NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                                        $       0.54      $          0.91
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                              -                    -
                                                                         ------------       --------------
NET INCOME                                                               $       0.54      $          0.91
                                                                         ============      ===============
NUMBER OF SHARES USED IN BASIC EARNINGS
    PER SHARE CALCULATIONS                                                     38,454               38,319
                                                                         ============      ===============
DILUTED EARNINGS PER SHARE:
NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                                        $       0.51      $          0.88
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                              -                    -
                                                                         ------------      ---------------
NET INCOME                                                               $       0.51      $          0.88
                                                                         ============      ===============
NUMBER OF SHARES IN DIULUTED EARNINGS
    PER SHARE CALCULATIONS                                                     41,018               39,845
                                                                         ============      ===============
DIVIDENDS PER COMMON SHARE                                               $       0.03      $          0.03
                                                                         ============      ===============

The accompanying notes are an integral part of these statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE NINE MONTHS ENDED
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                                                May 31,              May 31,
                                                                                 1999                 2000
                                                                                 ----                 ----
NET SALES AND LICENSING FEES                                         $        238,587       $      286,116
COST OF SALES                                                                 161,765              189,585
                                                                     ----------------       --------------
GROSS PROFIT                                                                   76,822               96,531
                                                                     ----------------       --------------
OPERATING EXPENSES
Research and development                                                       14,440               13,816
Selling                                                                        12,586               10,855
General and administrative                                                      9,125                9,769
                                                                     ----------------       --------------
                                                                               36,151               34,440
                                                                     ----------------       --------------
SPECIAL CHARGES AND UNUSUAL INCOME ITEM                                        (7,898)              73,407
                                                                     ----------------       --------------
OPERATING INCOME                                                               32,773              135,498
INTEREST EXPENSE, net                                                          (3,020)                (265)
OTHER EXPENSE                                                                  (1,812)                (411)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                    (311)                  18
                                                                     ----------------       --------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                                                 27,630              134,840
INCOME TAX PROVISION                                                           10,914               47,868
                                                                     ----------------       --------------
NET INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                           16,716               86,972
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
   STARTUP COSTS, NET                                                               -               (2,965)
                                                                     ----------------       --------------
NET INCOME                                                                     16,716               84,007
DIVIDENDS ON PREFERRED STOCK                                                      (72)                 (96)
                                                                     ----------------       --------------
NET INCOME APPLICABLE TO COMMON SHARES                               $         16,644       $       83,911
                                                                     ================       ==============
BASIC EARNINGS PER SHARE:
NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                 $           0.43       $         2.25
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                              -                (0.08)
                                                                     ----------------       --------------
NET INCOME                                                           $           0.43       $         2.17
                                                                     ================       ==============
NUMBER OF SHARES USES IN BASIC EARNINGS
   PER SHARE CALCULATIONS                                                      38,415               38,541
                                                                     ================       ==============
DILUTED EARNINGS PER SHARE:
NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                                $           0.41       $         2.16
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                              -                (0.07)
                                                                     ----------------       --------------
NET INCOME                                                           $           0.41       $         2.09
                                                                     ================       ==============
NUMBER OF SHARES USED IN DILUTED EARNINGS
    PER SHARE CALCULATIONS                                                     41,077               40,157
                                                                     ================       ==============
DIVIDENDS PER COMMON SHARE                                           $           0.09       $         0.09
                                                                     ================       ==============

The accompanying  notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                                May 31,              May 31,
                                                                                 1999                 2000
                                                                                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $         16,716       $       84,007
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                                 5,217                4,551
  Loss on sale of equipment                                                     1,835                    -
  Minority interest in net income of subsidiaries                                 311                  (18)
Changes in current assets and liabilities:
  Receivables                                                                (131,391)            (112,450)
  Inventories                                                                 (20,434)                 451
  Prepaid expenses                                                             (2,339)                (193)
  Accounts payable                                                             (6,530)              (4,620)
  Accrued expenses                                                             99,563               69,993
  Deferred income taxes                                                             -                 (204)
  Income taxes payable                                                         16,054               42,985
Change in intangible and other assets                                          (1,585)               1,134
                                                                     ----------------       --------------
        Net cash provided by (used in) operating activities                   (22,583)              85,636
                                                                     ----------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (7,085)              (3,287)
  Proceeds from sale of property and equipment                                    100                    -
                                                                     ----------------       --------------
        Net cash used in investing activities                                  (6,985)              (3,287)
                                                                     ----------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                                                 (42,536)              (3,156)
  Payments of long-term debt                                                     (182)             (65,028)
  Dividends paid                                                               (3,532)              (3,562)
  Proceeds from long-term debt                                                  9,000               48,217
  Proceeds from short-term debt                                                56,500                  338
  Minority interest in investment in subsidiaries                               6,103                  250
  Minority interest in dividends paid by subsidiaries                            (263)                (241)
  Payments to acquire treasury stock                                                -               (7,703)
  Proceeds from exercise of stock options and tax benefits
    of stock option exercises                                                   2,295                3,455
                                                                     ----------------       --------------
        Net cash provided by (used in) financing activities                    27,385              (27,430)
                                                                     ----------------       --------------
EFFECTS OF FOREIGN CURRENCY TRANSLATION                                           779                 (626)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (1,404)              54,293
CASH AND CASH EQUIVALENTS, as of August 31                                      8,062                7,552
                                                                     ----------------       --------------
CASH AND CASH EQUIVALENTS, as of May 31                              $          6,658       $       61,845
                                                                     ================       ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the nine months for:
        Interest                                                     $          3,100       $        1,100
Income taxes                                                         $            300       $        1,000

The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Amounts in thousands, except percentages and per share amounts)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' (the "Company") business, the results of operations for the three and nine month periods ended May 31, 1999 and May 31, 2000 or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 1999.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.   ABANDONMENT OF MERGER BY MONSANTO

On May 8, 1998, the Company entered into a merger agreement with Monsanto Company ("Monsanto"), pursuant to which the Company would be merged with and into Monsanto. On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger. On December 30, 1999, the Company filed suit (the "December 30 suit") in the First Judicial District of Bolivar County,
Mississippi, seeking, among other things, the payment of the $81 million termination fee due pursuant to the merger agreement, compensatory damages of $1 billion and punitive damages in an amount to be proved at trial for Monsanto's breach of contract. On January 2, 2000, the Company and Monsanto reached an agreement whereby the Company would withdraw the December 30 suit, and Monsanto would immediately pay the $81 million. The parties agreed to negotiate in good faith over the following two weeks and Monsanto agreed to make members of its senior management available to conduct such negotiations. It was also agreed that if no consensual resolution was reached, the lawsuit brought by the Company would be re-filed. On January 3, 2000, Monsanto paid to the Company a termination fee of $81 million as required by the merger agreement. On January 18, 2000, the Company re-filed a suit reinstating essentially all of the allegations contained in the December 30 suit.

The $81 million termination fee, net of related expenses, is separately presented in the income statement for the nine months ended May 31, 2000. The per diluted share effect is $1.18.

3.   COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Total comprehensive income for the three and nine months ended May 31, 1999 and May 31, 2000 was (in thousands):

                                                               Three Months Ended                    Nine Months Ended
                                                               ------------------                    -----------------
                                                           May 31,             May 31,           May 31,            May 31,
                                                             1999               2000              1999                2000
                                                             ----               ----              ----                ----
Net income                                           $     20,748        $    34,888       $    16,716         $    84,007
Other comprehensive (loss) income:
  Foreign currency translation (losses) and gains             125                779               779                (626)
     Income tax benefit (expense) related to other
     comprehensive income                                     (48)              (252)             (308)                222
                                                     ------------        -----------       -----------         -----------
Other comprehensive (loss) income, net of tax                  77                527               471                (404)
                                                     ------------        -----------       -----------         -----------
Total comprehensive (loss) income applicable to
common stockholders                                  $    20,825         $    35,415       $    17,187         $    83,603
                                                     ===========         ===========       ===========         ===========



4.  SEGMENT DISCLOSURES

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

Information about the Company's segments for the three and nine months ended May 31, 1999 and May 31, 2000 is as follows (in thousands):

                                                     Three Months Ended                              Nine Months Ended
                                                     ------------------                             -----------------
                                               May 31,                     May 31,                May 31,                    May 31,
                                                 1999                        2000                   1999                        2000
                                     ----------------           -----------------       ----------------          ------------------
Net Sales
     Domestic                        $        151,462           $         169,157       $        217,713          $          259,082
     International                              7,129                       8,208                 20,874                      27,034
                                     ----------------           -----------------       ----------------          ------------------
                                     $        158,591           $         177,365       $        238,587          $          286,116
                                     ================           =================       ================          ==================
Operating Income/(Loss)
     Domestic                        $         37,444           $          51,287       $         33,183          $          129,907
     International                               (247)                        924                   (410)                      5,591
                                     ----------------           -----------------       ----------------          ------------------
                                     $         37,197           $          52,213       $         32,773          $          135,498
                                     ================           =================       ================          ==================

Material Changes in
Assets:

     Accounts receivable increased approximately $112,450 to $260,376 at May 31, 2000 from $147,926 at August 31, 1999. This increase is primarily related to technology sublicense revenue due from Monsanto as well as third quarter sales in both the domestic and international segments. The royalty payments due Monsanto for the Bollgard and Roundup Ready licensing fees is reflected in the increase of accrued expenses from August 31, 1999 to May 31, 2000.

5.   NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for the derivative instruments, including certain derivative instruments embedded in other contracts, and forhedging activities. The effective date of this statement was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. Therefore D&PL must adopt the statement no later than September 1, 2000. Management does not expect the adoption of this statement to have a material impact on D&PL's results of operations, financial position or cash flows.

SOP 98-5, "Reporting on the Costs of Startup Activities," requires that costs related to start-up activities be expensed as incurred and all previously capitalized costs be written off. Effective September 1, 1999, the Company adopted the requirements of SOP 98-5. The effect of adopting this statement resulted in a write-off, net of tax, of approximately $2,965,000 ( or $0.08 per share). The adjustment of $2,965,000, after income tax benefits of $1,817,000, to retroactively apply the new method, is recorded in results of operations for the first fiscal quarter of 2000.

6.   INVENTORIES

Inventories consisted of the following (in thousands):
                                              May 31,     August 31,     May 31,
                                                1999         1999         2000
                                          ----------    ---------   ----------
Finished goods                            $   54,269    $  43,528   $   39,104
Raw materials                                 18,938       15,774       17,786
Growing crops                                  1,028        1,564          766
Supplies and other                               450          969          637
                                          ----------    ---------   ----------
                                              74,685       61,835       58,293
Less reserves                                 (3,754)     (14,108)     (11,017)
                                          ----------    ---------   ----------
                                          $   70,931    $  47,727   $   47,276
                                          ==========    =========   ==========

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost.

7.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

                                               May 31,    August 31,    May 31,
                                                1999         1999        2000
                                           ---------     --------    ---------
Land and improvements                      $   4,025     $  4,113    $   4,091
Buildings and improvements                    35,249       35,251       37,365
Machinery and equipment                       42,860       43,291       46,589
Germplasm                                      7,500        7,500        7,500
Breeder and foundation seed                    2,000        2,000        2,000
Construction in progress                       4,241        4,789        2,489
                                           ---------     --------    ---------
                                              95,875       96,944      100,034
Less accumulated depreciation                (30,288)     (31,778)     (36,033)
                                           ---------     --------    ---------
                                           $  65,587     $ 65,166    $  64,001
                                           =========     ========    =========

8.   CONTINGENCIES

The Company and Monsanto are named as defendants in five pending lawsuits filed in the State of Texas. One which was filed in the 106th Judicial District Court of Gaines County, Texas on April 27, 2000. Two lawsuits were filed in Lamb County, Texas on April 5, 1999; one lawsuit was filed in Lamb County, Texas on April 14, 1999; and one lawsuit was filed in Hockley County, Texas, on April 21, 1999. All of these lawsuits were removed to the United States District Court, Lubbock Division, and all but the most recently filed have been subsequently remanded back to the state court where they were filed. In each case the plaintiff alleges, among other things, that certain cottonseed acquired from Paymaster which contained the Roundup Ready gene did not perform as the farmers had anticipated and further allege claims that the farmer's crop was injured by the application of Round Up. These lawsuits, however include varietal claims aimed solely at the Company. The first four cases were identical to seed arbitration claims previously filed in the state of Texas which were concluded in the Company's favor. The Company and Monsanto have investigated the claims and determined that the cause or causes of the alleged problems are not related to seed quality or technology but to drought conditions. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL tendered the defense of all these claims to Monsanto and requested indemnity. Monsanto has agreed to indemnify D&PL in the Gaines County, Texas case, but has declined to indemnify D&PL in the other cases. D&PL has no right to indemnification from Monsanto for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in the Lamb County and Hockley County cases. D&PL believes these claims will be resolved without any material impact on the Company's consolidated financial statements.

The Company, Monsanto and other parties were named as defendants in a lawsuit filed in the Superior Court of Calhoun County, Georgia on April 19, 1999, which has been removed to the United States District Court of the Middle District of Georgia, Albany Division. An Order was entered in this case on March 30, 2000, remanding this case to state court. The Company and Monsanto are presently investigating the claim to determine the cause or causes, if any, of the alleged problems. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto and requested indemnity, as Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defects in seed separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. This case was the subject of a seed arbitration case filed in Georgia during 1997 which was concluded in the Company's favor. D&PL believes this lawsuit will be resolved without any material impact on the Company's consolidated financial statements.

On November 15, 1999, Monsanto and local cotton seed distributors were named in a lawsuit filed in the Court of Common Pleas, County of Hampton, State of South Carolina. This case was subsequently removed to the United States District Court, District of South Carolina, Beaufort Division, but has since been remanded to the Court of Common Pleas of Hampton County, South Carolina. This case requests class action treatment and alleges that a wide variety of the
Company's transgenic cotton products were defective because they grew plants which produced cotton bolls that contained immature, defective and rotten seed in the bolls. The plaintiff in this case seeks class certification of purchasers of a wide variety of seed planted during the 1999 crop year. The Company and Monsanto are presently investigating the claim; however, they believe it to be without merit and their plan is to vigorously defend this lawsuit, with particular emphasis on defending the class action allegations. The Company has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to indemnify and defend the Company against all claims arising out the failure of the glyphosate tolerance gene. The Company will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in these complaints. The Company believes this claim is not one that is likely to receive class treatment. Accordingly, D&PL believes that this claim will be resolved without any material impact on the Company's consolidated financial statements.

On November 15, 1999, the Company, Monsanto and certain local cottonseed distributors were named in an additional case filed in the Court of Common Pleas, State of South Carolina. This case has been removed to the United States District Court, District of South Carolina, Beaufort Division, and then remanded back to the Court of Common Pleas. This case alleges that a wide variety of the Company's transgenic cotton products were defective because they grew plants that produced cotton bolls that contained immature, defective and rotten seed in the bolls during the 1999 crop year. The Company and Monsanto are presently investigating the claim; however, they believe it to be without merit and their plan is to vigorously defend this lawsuit. The Company has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to indemnify and defend the Company against all claims arising out the failure of the glyphosate tolerance gene. The Company will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in this complaint. The Company believes that this claim will be resolved without any material impact on the Company's consolidated financial statements.

On November 15, 1999, the Company, Monsanto and certain local cottonseed distributors were named in a lawsuit filed in United States District Court, District of South Carolina, Beaufort Division. This case requests class action treatment and alleges that a wide variety of the Company's transgenic cotton products were defective because they grew plants that produced cotton bolls containing immature, defective and rotten seed in the bolls. The plaintiff in this case seeks class certification of purchasers of a wide variety of seed planted during the 1999 crop year, this case seeks to include as class members only those individuals having a claim of $75,000 or greater. The Company and Monsanto are presently investigating the claim; however, they believe it to be without merit and their plan is to vigorously defend this lawsuit, with particular emphasis on defending the class action allegations. The Company has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to indemnify and defend the Company against all claims arising out the failure of the glyphosate tolerance gene. The Company will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in this complaint. The Company believes this claim is not one that is likely to receive class treatment. Accordingly, D&PL believes that this claim will be resolved without any material impact on the Company's consolidated financial statements.

On March 30, 1999, the Company, Asgrow Seed Company, L.L.C., and Terra International were named as defendants in a lawsuit filed in the Fourth Judicial District Court, Parish of Morehouse, State of Louisiana, which has now been removed to the United States District Court for the Western District of Louisiana. The suit alleges, among other things, that certain soybean seed which contained the Roundup Ready gene did not properly germinate and did not perform as the farmer had anticipated and, in particular, did not fully protect their crops from damage following the application of Roundup. The Company and Monsanto investigated the claim and determined that the cause or causes of the farmer's problems were related to the environment and drought-like conditions, not to seed quality or technology. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify any and all claims arising out of the failure of the glyphosate tolerance gene. D&PL believes this case can be resolved without any material impact on the Company's consolidated financial statements.

Sixteen farmers in Mississippi have filed seed arbitration claims against the Company with the Mississippi Department of Agriculture arising from their 1999 crop. The Mississippi Seed Arbitration Council has dismissed all of these claims, however the farmers remain free to pursue legal action should they choose to do so. To date, none of these farmers have instituted legal action. Pursuant to the terms of the Bollgard Gene Licensing Agreement, D&PL has tendered the defense of these claims to Monsanto, Monsanto is contractually obligated to defend and indemnify the Company against claims arising from a failure of the Bollgard gene. Monsanto has declined the assumption of defense and indemnity of these cases and, indeed, it appears that the cases do not involve a complaint of the failure of the gene technology. The Mississippi Department of Agriculture has not yet scheduled a hearing on any of these claims. The Company has moved to dismiss many of the claims as having been untimely filed. The Company believes these claims can be resolved without any material impact on the Company's consolidated financial statements.

Approximately 189 cotton farmers in Georgia filed seed arbitration claims against the Company and, in some cases, against Monsanto arising from their 1999 crop. The Georgia Seed Arbitration Council has dismissed all of these claims, however the farmers remain free to pursue legal action should they choose to do so. To date, none of these farmers have instituted legal action. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these seed arbitration claims to Monsanto and has requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup glyphosate tolerance gene. The Company will not have a right to indemnification, however, for any claim involving defects in the seed, separate from or in addition to the failure of the herbicide tolerance gene, and such claims were contained in some of the seed arbitration claims filed. Based upon information received to date, the Company believes these claims can be resolved without any material impact on the Company's consolidated financial statements.

In 1998, one Arkansas farmer filed a complaint with the Arkansas Seed Arbitration Council related to an alleged crop performance issues in 1997. This claim was recently dismissed by the Arkansas Seed Arbitration Council however the farmer remains free to pursue legal action should he choose to do so. To date, the farmer has not instituted legal action. This case alleges that certain Roundup Ready cottonseed marketed by the Company in 1997 failed to perform as the farmer had anticipated and caused the farmer to suffer crop loss. Pursuant to the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify any and all claims arising out of the failure of the glyphosate gene tolerance. D&PL believes this case can be resolved without any material impact on the Company's consolidated financial statements.

Twelve farmers in the State of Alabama filed seed arbitration claims against the Company for their 1999 crop year. The Company is in the process of investigating these claims to determine the cause or causes, if any, of the alleged problems. One of the claims was heard on May 3, 2000, and dismissed on June 7, 2000, for lack of merit. The remaining claims were dismissed without hearing. With the exception of one seed arbitration claim, all the other farmers are now pursuing formal litigation against D&PL and Monsanto. Pursuant to the terms of the Roundup Ready Agreement between D&PL and Monsanto, D&PL has tendered the defense of these seed arbitration claims to Monsanto and has requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup Ready gene. The Company will not have a right to indemnification, however, for any claim involving defects in the seed, separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in some of the seed arbitration claims filed. The Alabama Department of Agriculture has not yet scheduled hearing dates on any of these claims. Based upon information received to date, the Company believes these claims can be resolved without any material impact on the Company's consolidated financial statements.

Six farmers in the State of Florida have filed arbitration claims against the Company for the 1999 crop year, however, three of those claims have been withdrawn by the farmers due to higher than expected yields. The Florida Department of Agriculture has not yet scheduled hearings on any of these claims. The Company believes these claims can be resolved without any material impact on the Company's consolidated financial statements.

In 1999, 112 farmers in the State of South Carolina filed seed arbitration claims against the Company. The Company and Monsanto are in the process of investigating these claims to determine the cause or causes, if any, of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between the Company and Monsanto, the Company has tendered the defense of these seed arbitration claims to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup Ready gene. D&PL will have no right to indemnification, however, for any claims involving defective seed, separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in the seed arbitration claims filed in South Carolina. The South Carolina Department of Agriculture has not yet scheduled a hearing on any of these claims. The Company believes the claims to be without merit and that the farmers complaints are environmentally induced and not related to seed performance; accordingly, the Company believes these claims can be resolved without any material impact on the Company's consolidated financial statements. In the event classes are certified in either of the two pending litigation matters in South Carolina seeking class certification, it is likely these claims will become subsumed in that litigation.

The Company, Monsanto and seed distributors including Dixie Ag Supply, Inc., Central Alabama Farmers Co-Op and Helena Chemical Company, and employees of those entities, were named as defendants in 10 lawsuits filed in the State of Alabama. Two lawsuits were filed in Lowndes County, Alabama, one on March 14, 2000, and one on March 22, 2000; one lawsuit was filed in Dallas County, Alabama on March 22, 2000, three cases were filed in Autauga County, Alabama, one on March 27, 2000, two on March 23, 2000, three lawsuits were filed in Chilton County, Alabama, three on March 22, 2000, and one lawsuit was filed in Elmore County, Alabama on March 22, 2000. These lawsuits were removed to the United States District Court. All have subsequently been remanded back to the state court in which they were filed. In each case the plaintiff alleges, among other things, that certain cottonseed varieties purchased from D&PL did not perform as the farmer had anticipated. These lawsuits also include varietal claims aimed solely at the Company. The Company, Monsanto and other defendants have investigated the claims to determine the cause or causes of the allege problems and believe that all the plaintiff's claims were enviromentally induced and not related to the performance of the Company's seed or Monsanto's technology. Pursuant to the terms of the Roundup Ready(R) agreement between D&PL and Monsanto, D&PL has tendered the defense of these claims to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) agreement Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup Ready gene. D&PL will have no right to indemnification from Monsanto however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained within these complaints. To date Monsanto has declined D&PL's request for indemnity and defense. Certain of these claims were earlier filed as seed arbitration claims in the state of Alabama which were dismissed and, based on investigation to date, D&PL believes these claims will be resolved without any material impact on the Company's consolidated financial statements.

One other farmer has filed suit in the Circuit Court of Escambia County, Alabama, this suit was filed on April 5, 2000. This suit alleges a failure of glyphosate gene tolerance or alternatively alleges the mislabeling of the seed involved in the complaint. This claim was the subject of a seed arbitration hearing that resulted in a favorable ruling for the Company. The Company believes this claim will be resolved without any material impact on the Company's consolidated financial statements.

In May 1998, five individual alleged shareholders brought suits against Monsanto, the Company and its Board of Directors ("Directors") in the Court of Chancery in New Castle County, Delaware (the "Delaware Chancery Court"). The complaints alleged that the consideration to be paid in the proposed merger of the Company with Monsanto was inadequate and that the Company's Directors breached their fiduciary duties to the Company's stockholders by voting to approve the Agreement and Plan of Merger, and that Monsanto aided and abetted the alleged breach of fiduciary duty. The complaints were consolidated into one action, which sought a declaration that the action was maintainable as a class action, that the merger be enjoined, or alternatively, rescinded, and/or an award of unspecified compensatory damages if the merger was consummated. A settlement agreement was reached with the named plaintiffs in November 1998. This settlement was contingent on consummation of the merger. In light of Monsanto's termination of the merger, the Company believes that this lawsuit is in effect, moot.

In December 1999 and January 2000, two individual alleged shareholders (including some of the plaintiffs in the suits filed in May 1998) brought two new suits (now consolidated) against the Directors, the Company, and Monsanto in the Delaware Chancery Court. These complaints allege that the Company's Directors breached fiduciary duties by failing to seek compensation from Monsanto for breach of the Agreement and Plan of Merger and by failing to explore strategic alternatives after the termination of the merger transaction by Monsanto and that Monsanto aided, abetted, and assisted the Directors' alleged breaches of fiduciary duty. The plaintiffs sought to maintain these actions as class actions and demanded injunctive relief requiring the Directors to maximize shareholder value and, alternatively, unspecified compensatory damages, attorneys' fees, and costs. Monsanto has filed a cross-claim against D&PL in those consolidated cases seeking a declaratory judgment that it is not liable to the Company for breach of contract for failure to consummate the merger. Monsanto seeks no monetary recovery against the Company. The Company believes that plaintiffs' complaints, which were filed before plaintiffs were aware of the actions undertaken by the Company and its Directors to seek compensation from Monsanto and to maximize shareholder value in the aftermath of Monsanto's termination of the merger transaction, are without merit and should be dismissed. On June 21, 2000, the Court ruled for the Company and dismissed the December 1999 and January 2000 shareholder suits. The Company has moved to dismiss Monsanto's cross-claim or, alternatively, to stay the cross-claim in favor of the Company's suit against Monsanto filed in state court in Mississippi. That motion is pending.

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

In December 1999, Mycogen Plant Science, Inc., an Australian affiliate of Dow Chemical Co. ("Mycogen-Australia") filed suit in the Federal Court of Australia against Monsanto Australia Limited and Deltapine Australia Pty Limited (the Australian affiliates of Monsanto and D&PL, respectively) alleging that sales in Australia of genetically-modified cotton seed containing Monsanto's Bt gene infringe two Australian patents held by Mycogen-Australia. The suit seeks to enjoin sales of allegedly infringing seed in Australia and monetary damages. This suit involves issues similar to those in the above described Delaware litigation but will be decided under Australian patent law which, unlike the United States, applies a "first to file" priority rule. Monsanto and D&PL, which are cooperating in defense of this suit, are relying on other defenses to infringement claims. At the present time, the outcome of this litigation cannot be predicted.

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

In November 1999 a distributor of Sure-Grow brand cotton seed in Greece brought suit in U. S. District Court in Delaware seeking to enjoin the termination of its distributorship (which become effective on November 30, 1999) a declaratory judgment that the Company's termination of its distributorship was not effective, compensatory damages of not less than $6 million and unspecified punitive damages. The distributor has also filed a request for arbitration with the American Arbitration Association and a suit seeking injunctive relief in a court in Thessaloniki, Greece. In January 2000 the U. S. District Court in
Delaware denied the request for injunctive relief. The Company has sought an injunction against the distributor's proceeding with litigation in the Greece Court. The Company believes that the former distributor's claims are without merit and that these claims will be resolved without any material impact on the Company's consolidated financial statements. The Company continues to offer cotton seed (including seed of the Sure-Grow brand) for sale in Greece through another distributor.

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

On August 9, 1999, D&PL and Monsanto received Civil Investigative Demands from the USDOJ (the "1999 CIDs"), seeking to determine whether there have been any inappropriate exchanges of information between Monsanto and D&PL or if any prior acquisitions are likely to have substantially lessened competition in the sale or development of cottonseed or cottonseed genetic traits. D&PL has complied with the USDOJ's request for information and documents. The USDOJ has taken no further action on the 1999 CIDs since D&PL and Monsanto's responses were filed.

In May 2000, three cotton farmers and a seed dealer brought a class action suit in the United States District Court for the Northern District of Alabama against the Company, Monsanto and D&M International, LLC ("D&M"). The Complaint alleges that the defendants have attempted to monopolize and/or restrain trade in the U.
S. markets for cotton seed and herbicides in violation of the Sherman Act and the Clayton Act and seeks damages and other relief for the plaintiffs and a purported class of similarly situated parties. The Company has responded to allegations relating the Company and D&M and has demanded that the suit be dismissed. Company believes that the claims in this lawsuit pertaining to the Company and D&M are without merit and will be resolved without any material impact on the Company's consolidated financial statements.

9.  EARNINGS PER SHARE

Basic earnings per share before the cumulative effect of a change in accounting principle was calculated using the weighted average number of common shares outstanding for each reporting period (38,454 and 38,319 for the three months ended May 31, 1999 and 2000, respectively, and 38,415 and 38,541 for the nine months ended May 31, 1999 and 2000, respectively). Diluted earnings per share before the cumulative effect of a change in accounting principle was computed taking into account the effect of dilutive common share equivalents (which totaled 2,564 and 1,526 for the three months ended May 31, 1999 and 2000, respectively, and 2,662 and 1,616 for the nine months ended May 31, 1999 and 2000, respectively).

Dilutive common share equivalents consist of both the Company's Series M Convertible Non-Voting Preferred Shares and outstanding stock options under the Company's 1993 Stock Option Plan and the 1995 Long-Term Incentive Plan. Approximately 169,000 and 1,532,000, outstanding stock options were not included in the computation of diluted earnings per share for the three months ended May 31, 1999 and 2000, respectively, and approximately 169,000 and 1,484,000 outstanding stock options were not included in the computation of diluted earnings per share for the nine months ended May 31, 1999 and 2000, respectively, because the effect of their exercise was not dilutive based on the average market price of the Company's common stock for each respective reporting period. These options expire at various dates from 2006 to 2009.

PART I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On May 8, 1998, Delta and Pine Land Company and subsidiaries, a Delaware Corporation ("D&PL" or the "Company") entered into a merger agreement with Monsanto Company ("Monsanto"), pursuant to which Delta and Pine Land Company would be merged with and into Monsanto. On December 20, 1999, Monsanto withdrew its filing under the HSR Act thereby effectively abandoning plans to consummate the merger. On January 3, 2000, Monsanto paid Delta and Pine Land Company an $81 million termination fee, which, net of related expenses, is separately presented in the accompanying income statement. The diluted per share effect of this non-recurring payment (net of tax and related expenses) was $1.18 for the nine months ended May 31, 2000.

RESULTS OF OPERATIONS

The following sets forth selected operating data of the Company (in thousands):

                                          For the Three Months Ended            For the Nine Months Ended
                                           May 31,            May 31,            May 31,             May 31,
                                            1999               2000               1999                 2000
                                       ---------          ---------          ---------            ---------
Operating results -
Net sales and licensing fees           $ 158,591          $ 177,365          $ 238,587            $ 286,116
Gross profit                              51,378             65,190             76,822               96,531
Operating expenses:
 Research and development                  5,325              4,435             14,440               13,816
 Selling                                   4,908              4,022             12,586               10,855
 General and administrative                3,072              3,700              9,125                9,769
 Special charges and unusual income item    (876)              (820)            (7,898)              73,407
Operating income                          37,197             52,213             32,773              135,498
Income before income taxes and
 cumulative effect of accounting change   33,713             51,506             27,630              134,840
Net income applicable to common shares  $ 20,724          $  34,856          $  16,644            $  83,911


The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):

                                               May 31,                August 31,                   May 31,
                                                1999                     1999                       2000
                                                ----                     ----                       ----
Balance sheet summary-
Current assets                          $    322,025              $   217,543                $   384,233
Current liabilities                          233,447                  175,243                    280,492
Working capital                               88,578                   42,300                    103,741
Property, plant and equipment, net            65,587                   65,166                     64,001
Total assets                                 399,477                  295,758                    460,050
Outstanding borrowings                        70,058                   20,819                      1,190
Stockholders' equity                          96,909                   89,404                    164,975


Three months ended May 31, 2000, compared to three months ended May 31, 1999:

Net sales and licensing fees in the third quarter ended May 31, 2000 increased 12% to $177.4 million from $158.6 million in the same quarter in 1999. The increase in sales is the result of i) an increase in planted cotton acreage, ii) a shift by farmers from both conventional varieties and single gene varieties containing either the Bollgard or Roundup Ready gene technology to higher priced transgenic products that contain both gene technologies, and iii) an increase in international sales. Operating expenses declined to $12.2 million in 2000 from $13.3 million in the same quarter in 1999 due primarily to the 1999 reorganization of the sales and marketing and technical service staffs. Interest expense decreased to $77,000 from $1.4 million due to lower outstanding borrowings due, in part, to the collection of the $81 million termination fee from Monsanto. During the third quarter, the Company revised its estimate of the effective income tax rate for the year ending August 31, 2000 to 35.5%. The effect of this change in estimate was recorded in the third quarter ended May 31, 2000.

Nine months ended May 31, 2000, compared to nine months ended May 31, 1999:

Net sales and licensing fees increased to $286.1 million for the nine months ended May 31, 2000 from $238.6 million in 1999. This increase is the result of sales of cottonseed varieties containing both the Bollgard and Roundup Ready genes nearly doubling in 2000 over 1999 and an increase in international sales to $27.0 million from $20.9 million, the effects of which were partially offset by a $7.2 million decline in soybean sales. Transgenic cottonseed unit sales in 2000 approximated 85% of unit sales in 2000 compared to 80% in 1999. Roundup Ready soybean unit sales increased to 69% of units sold in 2000 from 60% in 1999.

Operating expenses for the nine months ended May 31, 2000 declined to $34.4 million from $36.2 in 1999. The decrease is primarily attributed to the 1999 reorganization of sales and marketing and technical service staffs, and the closing of the Stuttgart, Arkansas breeding station in contemplation of opening two new breeding stations which are not yet operating at full scale.

Interest expense declined to $265,000 in 2000 compared to $3.0 million in 1999 due to lower average borrowing as a result of cash generated from operations and the receipt of the $81 million termination fee from Monsanto.

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

The Company records receivables for domestic licensing fees on Bollgard and Roundup Ready seed sales as the seed is shipped, usually in the Company's second and third quarters. The Company has contracted the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto. In September, the technology fees are due at which time D&PL receives payment from Monsanto. D&PL then pays Monsanto its royalty for the Bollgard and Roundup Ready licensing fees.

In April 1998, the Company entered into a syndicated credit facility with its existing lender and two other financial institutions which provides for aggregate borrowings of $110 million. This agreement provides a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment is a long-term loan that may be borrowed upon at any time and is due April 1, 2001. The seasonal commitment is a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year and expires April 1, 2001. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants. At May 31, 2000, the Company had $55.0 million available for borrowing under the base commitment and $55.0 million available under its seasonal commitment. In addition the lead lender has approved a $25.0 million credit line that can be activated by the Company as needed. Such facility is generally available for up to 180 days and bears interest at rates comparable to the existing facility.

The financial covenants under the loan agreements require the Company to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at the Company's other quarter ends)
(b) maintain a fixed charge ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and (c) maintain at all times tangible net worth of not less than the sum of (i) $40 million plus (ii) 50% of net income (but not losses) determined on the last day of each fiscal year, commencing with August 31, 1998. At May 31, 2000, the Company was in compliance with these covenants.

Capital expenditures for the first nine months of 2000 were $3.3 million which was a decrease from $7.1 million in the first nine months of 1999. The Company anticipates that domestic capital expenditures will approximate $8.0 million in 2000, excluding expected capital expenditures for foreign joint ventures which will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary. Capital expenditures in 2000 for international ventures are expected to range from $1.0 million to $2.0 million depending on the timing and outcome of such projects.

Cash provided from operations, early payments from customers and borrowings under the loan agreement should be sufficient to meet the Company's 2000 working capital needs.

In the third quarter of 2000, the Board of Directors authorized a quarterly dividend of $0.03 per share, paid June 12, 2000 to the stockholders of record on May 31, 2000. It is anticipated that quarterly dividends of $0.03 per share will continue to be paid, although the Board of Directors reviews this policy quarterly.

In January 2000, the Board of Directors approved a stock repurchase plan pursuant to which the Company expects to purchase up to $50,000,000 of its outstanding common stock. The shares repurchased will be used for stock issuances pursuant to the Company's stock option plans and for other corporate purposes. During the third quarter ended May 31, 2000, D&PL repurchased 101,200 shares at an average price of $17.55 per share.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Footnote 8

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Delta and Pine Land Company was held March 30, 2000 and the following matters were brought to a vote with the noted results:

        Item Number                         For                  Against                   Abstain                Non-Voted
        -----------                         ---                  -------                   -------                ---------
1.   Directors:
     Roger D. Malkin                 32,189,407                     306                     68,907                        0

     Jon E. M. Jacoby                32,190,678                     306                     67,636                        0

                                            For                  Against                   Abstain                Non-Voted
                                            ---                  -------                   -------                ---------
2.   Amend the Company's 1995
     Long Term Incentive Plan to
     increase the number of shares
     available for grant from
     2,560,000 to 5,120,000          18,500,749               3,544,264                    304,075                9,909,532

                                            For                 Against                    Abstain                Non-Voted
                                            ---                 -------                    -------                ---------
3.   Approve Arthur Andersen,
     LLP as principal independent
     certified public accountants
     for the fiscal year ending
     August 31, 2000                 32,216,945                  30,100                     11,575                        0

Item 5. Business

Domestic

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

In 1980, D&PL added soybean seed to its product line. In 1996, D&PL commenced commercial sales in the United States of cotton planting seed containing Bollgard(R) gene technology licensed from Monsanto which expresses a protein toxic to certain lepidopteran cotton pests. Since 1997, D&PL has marketed in the U.S. cotton planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready(R) Cotton"). In 1997, D&PL commenced commercial sales in the U.S. of soybean planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready Soybeans"). In 1998, D&PL commenced sales of cottonseed of varieties containing both the Bollgard and Roundup Ready genes.

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

D&PL sells its products in foreign countries through (i) export sales from the U.S., (ii) direct in-country operations and to a lesser degree (iii) distributors or licensees. The method varies and evolves, depending upon the Company's assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. Prior to 1999, a majority of the Company's international sales resulted from exports from the U.S. of the Company's products rather than direct in-country operations. In 1999, direct in-country operations through joint ventures or subsidiaries (primarily,
Argentina, Australia, Brazil, China, and South Africa) comprised over one-half of total international sales which represented approximately 10% of consolidated sales.

Joint Ventures

D&M International, LLC, is a venture through which D&PL (the managing member) and Monsanto plan to introduce, in combination, cotton planting seed in international markets combining D&PL's acid delinting technology and elite germplasm and Monsanto's Bollgard and Roundup Ready gene technologies. In November 1995, D&M International, LLC formed a subsidiary, D&PL China Pte Ltd. ("D&PL China"). In November 1996, D&PL China formed with parties in Hebei Province, one of the major cotton producing regions in the People's Republic of China, Hebei Ji Dai Cottonseed Technology Company Ltd. ("Ji Dai"), a joint venture controlled by D&PL China. In June 1997, Ji Dai commenced construction of a cottonseed conditioning and storage facility in Shijiazhuang, Hebei Province, China, under terms of the joint venture agreement. The new facility was completed in December 1997 and seed processing and sales commenced in 1998.

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

Deltapine Australia Pty. Ltd., a wholly owned Australian subsidiary of D&PL, conducts breeding, production, conditioning and marketing of cotton planting seed in Australia. Certain varieties developed in Australia are well adapted to other Southern Hemisphere cotton producing countries and Australian developed varieties are exported to these areas. The Company sells seed of both conventional and transgenic varieties in Australia. The Company, through its Australian operations, is identifying smaller potential export markets for the Company's products throughout Southeast Asia. The adaptability of the Company's germplasm must be evaluated in the target markets before such sales can be made. The recent instability of the economies in some of the countries in this region will make successful market development difficult.

Employees

As of May 1, 2000, the Company employed a total of 581 full time employees worldwide excluding an estimated 85 employees of joint ventures. Due to the nature of the business, the Company utilizes seasonal employees in its delinting plants and its research and foundation seed programs. The maximum number of seasonal employees approximates 300 and typically occurs in October and November of each year. The Company considers its employee relations to be good.

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

In 1996, the Company acquired Hartz Cotton, Inc. from Monsanto, which included inventories of cotton planting seed of Hartz upland picker varieties, germplasm, breeding stocks, trademarks, trade names and other assets, for approximately $6.0 million. The consideration consisted primarily of 1,066,666 shares (after all stock splits) of the Company's Series M Convertible Non- Voting Preferred Stock.

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

Biotechnology

Collaborative biotechnology licensing agreements, which were executed with Monsanto in 1992 and subsequently revised in 1993 and amended and restated in 1996 and further amended in December 1999, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in D&PL's varieties in the United States. The selected Bt is a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. This transgenic plant tissue is lethal to certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to D&PL for use under the trade name Bollgard. In D&PL's primary markets, the cost of insecticides is the largest single expenditure for many cotton growers. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, Monsanto was notified that the United States Environmental Protection Agency ("EPA") had completed its initial registration of the Bollgard gene technology, thus clearing the way for commercial sales of seed containing the Bollgard gene. In 1996, D&PL sold commercially for the first time two Deltapine varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") between the Company and Monsanto. This initial EPA registration expires on January 1, 2001, at which time the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.

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

Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized based on the number of acres expected to be planted with such seed when the seed is shipped. Prior to 1998, licensing fees were based on the estimated number of acres that farmers represented would be planted with the seed purchased. The licensing fee charged to farmers was based on pre-established planting rates for seven geographic regions in 1998 and eight such regions in 1999 and 2000, and the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors. Revenue is recognized based on the established technology fee per unit shipped to each geographic region. Domestically, the Company promotes its cotton and soybean seed directly to farmers and sells its seed through distributors and dealers. All of the Company's domestic seed products (including Bollgard and Roundup Ready technologies) are subject to return or credit, which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during the Company's third and fourth quarters. The Company provides for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to the Company's operating results are recorded when such differences become known, typically in the Company's fourth quarter. All significant returns occur or are accounted for by fiscal year end. International export revenues are recognized upon the later of when seed is shipped or the date letters of credit are confirmed. Generally, international export sales are not subject to return. All other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

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

Year 2000 Readiness Disclosure

Beginning in 1996, D&PL initiated its Global Year 2000 program to ensure that its infrastructure and information systems comply with the systems requirements for the year 2000. D&PL essentially completed the program. The majority of systems, including critical business systems, comply with year 2000 requirements, due in large part to the installation in fiscal 1997 of a third party software system that was year 2000 compliant, at a cost in excess of $3.0 million. While the year 2000 efforts involved additional costs, D&PL was able to manage its in-house year 2000 transition issues without any material adverse effect on its business operations or financial position. Total cost incurred to date for year 2000 considerations (excluding third party software) approximate $600,000 and the Company estimates that no additional funds are required to complete the year 2000 compliance process.

D&PL also contacted its major suppliers and customers to assess their preparations for the year 2000. These actions were taken to help mitigate the possible external impact of year 2000 issues. It is not feasible to fully assess the potential consequences if D&PL's customers are not compliant. D&M Partners (a partnership of which D&PL owns 90% and Monsanto owns 10%) contracts with Monsanto to i) administer sublicensing to farmers the right to use the Bollgard and Roundup Ready technologies, ii) bill for such technologies, and iii) collect the sublicensing revenues for using technology. Monsanto disclosed that all year 2000 remediation work for its internal systems would be completed by the third calendar quarter of 1999. The Company is not able to predict at the present time the impact, if any, on its business if Monsanto is unable to resolve any of its remaining year 2000 issues.

D&PL's discussion of the year 2000 computer issue contains forward-looking information. D&PL believes that its critical computer systems are year 2000-compliant. Nevertheless, factors that could cause actual results to differ from the Company's expectations include the successful implementation of year 2000 initiatives by its customers and suppliers, changes in the availability and cost of resources to implement any year 2000 changes, and D&PL's ability to successfully identify and correct all systems affected by the year 2000 issue.

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

      The recent publicity related to genetically modified organisms ("GMO's") or products made from plants that contain GMO's may have an effect on the Company's sales in the future. In 2000, approximately 85% of the Company's cotton seed that was sold contained either the Bollgard, Roundup Ready, or both gene technologies and 69% of the Company's soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the alleged concern over finished products that contain GMO's could impact demand for crops raised from seed containing such traits.

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

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits.

     11.01 Reconciliation of the Basic and Diluted Per Share Computations for Income Before the Cumulative Effect of a Change in Accounting Principle as Required by SFAS 128 Paragraph 40(a)

     27.01 Financial Data Schedule

(b) Reports on Form 8-K.

On May 18, 2000 the Company filed Form 8-K dated December 8, 1999, regarding amendments to the February 2, 1996 Bollgard Gene License and Seed Services Agreement and the February 2, 1996 Roundup Ready Gene License and Seed Services Agreement among D&PL, D&M Partners and Monsanto Company and the February 2, 1996 Option Agreement between D&PL and Monsanto and the February 2, 1996 Hartz Cotton Acquisition Agreement among Monsanto, Hartz Cotton Inc., D&PL and Paymaster Technology Corp. (a wholly owned subsidiary of D&PL).



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    DELTA AND PINE LAND COMPANY


Date:     July 14, 2000                             /s/ Roger D. Malkin
                                                    -------------------
                                                    Roger D. Malkin, Chairman
                                                    and Chief Executive Officer

Date:     July 14, 2000                             /s/ W. Thomas Jagodinski
                                                    ------------------------
                                                    W. Thomas Jagodinski,
                                                    Vice President - Finance
                                                        and Treasurer

                                  Exhibit 11.01

       RECONCILIATION OF THE BASIC AND DILUTED PER SHARE COMPUTATIONS FOR
          INCOME BEFORE THE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
                PRINCIPLE AS REQUIRED BY SFAS 128 PARAGRAPH 40(a)

                                                                          For the Three Months Ended May 31,
                                              --------------------------------------------------------------------------------------
                                                                1999                                          2000
                                              -----------------------------------           ----------------------------------------
                                                                        Per Share                                          Per Share
                                                Income       Shares       Amount              Income         Shares         Amount
                                                ------       ------       ------              ------         ------         ------
Income before cumulative effect of
         accounting change                    $ 20,748                                      $ 34,888
Less:  Preferred Stock Dividends                   (24)                                          (32)
                                              --------                                      --------
Basic EPS:
Income available to common stockholders         20,724       38,454    $    0.54              34,856         38,319        $    0.91
                                                             ------    =========                             ------        =========
Effect of Dilutive Securities:
Common Stock Equivalents                                      1,497                                             459
Convertible Preferred Stock                         24        1,067                               32          1,067
                                              --------       ------                         --------         ------
                                                              2,564                                           1,526
                                                             ------                                          ------
Diluted EPS:
Income available to common stockholders
         plus assumed conversions               20,748       41,018    $    0.51              34,888         39,845        $    0.88
                                                ======       ======    =========              ======         ======        =========


                                                                          For the Nine Months Ended May 31,
                                              --------------------------------------------------------------------------------------
                                                                1999                                          2000
                                              -----------------------------------           ----------------------------------------
                                                                        Per Share                                          Per Share
                                                Income       Shares       Amount              Income         Shares         Amount
                                                ------       ------       ------              ------         ------         ------
Income before cumulative effect of
accounting change                             $ 16,716                                      $ 86,972
Less:  Preferred Stock Dividends                   (72)                                          (96)
                                              --------                                      --------
Basic EPS:
Income available to common stockholders         16,644       38,415    $    0.43              86,876         38,541        $    2.25
                                                             ------    =========                             ------        =========
Effect of Dilutive Securities:
Common Stock Equivalents                                      1,595                                             549
Convertible Preferred Stock                         72        1,067                               96          1,067
                                              --------       ------                         --------         ------
                                                              2,662                                           1,616
                                                             ------                                          ------
Diluted EPS:
Income available to common stockholders
plus assumed conversions                        16,716       41,077    $    0.41              86,972         40,157        $    2.16
                                                ======       ======    =========              ======         ======        =========