Form 10-K
period 2000-08-31
DELTA & PINE LAND CO
filed 2000-11-29
CIK 902277

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on October 31, 2000 as reported on the New York Stock Exchange, was approximately $534,298,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 31, 2000, Registrant had outstanding 38,391,681 shares of Common Stock.

Documents Incorporated by Reference
Portions of the Proxy Statement for the December 29, 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.         BUSINESS

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

D&PL sells its products in foreign countries through (i) export sales from the U.S., (ii) direct in-country operations and to a lesser degree (iii) distributors or licensees. The method varies and evolves, depending upon the Company's assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. Prior to 1999, a majority of the Company's international sales resulted from exports from the U.S. of the Company's products rather than direct in-country operations. In 1999, direct in-country operations through joint ventures or subsidiaries (primarily,
Argentina, Australia, Brazil, China, and South Africa) comprised over one-half of total international sales which represented approximately 10% of consolidated sales. In 2000, the majority of international sales came from joint ventures and export sales, (primarily China, Australia, Greece, and South Africa).

Joint Ventures

D&M International, LLC, is a venture through which D&PL (the managing member) and Monsanto plan to introduce, in combination, cotton planting seed in international markets combining D&PL's acid delinting technology and elite germplasm and Monsanto's Bollgard and Roundup Ready gene technologies. In November 1995, D&M International, LLC formed a subsidiary, D&PL China Pte Ltd. ("D&PL China"). In November 1996, D&PL China formed with parties in Hebei Province, one of the major cotton producing regions in the People's Republic of China, Hebei Ji Dai Cottonseed Technology Company Ltd. ("Ji Dai"), a joint venture controlled by D&PL China. In June 1997, Ji Dai commenced construction of a cottonseed conditioning and storage facility in Shijiazhuang, Hebei, China, under terms of the joint venture agreement. The new facility was completed in December 1997 and seed processing and sales commenced in 1998.

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

In July 1998, D&PL China and the Anhui Provincial Seed Corporation formed a joint venture, Anhui An Dai Cotton Seed Technology Company, Ltd. ("An Dai") which is located in Hefei City, Anhui, China. Under the terms of the joint venture agreement, the newly formed entity will produce, condition and sell acid delinted D&PL varieties of cottonseed which contain Monsanto's Bollgard gene. In the fall of 1998, An Dai harvested sufficient seed from seed plots in Anhui to plant up to 250,000 acres. The joint venture did not receive authority to operate from the Chinese government until after the 1999 selling season was completed. Commercial sales of D&PL cotton varieties containing the Bollgard gene technology began in 2000.

In November 1998, D&M International LLC and Maeda Administracao e Participacoes Ltda, an affiliate of Agropem - Agro Pecuria Maeda S.A., formed a joint venture in Minas Gerais, Brazil. The new company, MDM Maeda Deltapine Monsanto Algodao Ltda. ("MDM"), produces, conditions and sells acid-delinted D&PL varieties of cotton planting seed. MDM produced and delinted enough cottonseed of conventional varieties in 1999 to plant up to 900,000 acres. In 2000, the Company began selling D&PL conventional cotton varieties and first year sales accounted for more than 20% of cotton acreage planted in Brazil. The newly formed company will introduce transgenic cottonseed varieties containing both Bollgard and Roundup Ready gene technologies in the Brazilian market as soon as government approvals are obtained.

Subsidiaries

The Company's operations in Groblersdal, South Africa and Catamarca, Argentina process foundation seed grown in these countries. The use of Southern Hemisphere winter nurseries and seed production programs such as these can accelerate the introduction of new varieties because D&PL can raise at least two crops per year by taking advantage of the Southern Hemisphere growing season. The Company maintains a winter nursery in Canas, Costa Rica and has completed construction of a delinting plant there to process foundation seed for export to the United States. Multiple winter nursery locations are used to manage seed production risks.

Deltapine Australia Pty. Ltd., a wholly owned Australian subsidiary of D&PL, conducts breeding, production, conditioning and marketing of cotton planting seed in Australia. Certain varieties developed in Australia are well adapted to other Southern Hemisphere cotton producing countries and Australian developed varieties are exported to these areas. The Company sells seed of both conventional and transgenic varieties in Australia. The Company, through its Australian operations, is identifying smaller potential export markets for the Company's products throughout Southeast Asia. The adaptability of the Company's germplasm must be evaluated in the target markets before such sales can be made. The recent instability of the economies in some of the countries in this region will make rapid market development more difficult.

Employees

As of October 31, 2000, the Company employed a total of 583 full time employees worldwide excluding an estimated 86 employees of joint ventures. Due to the nature of the business, the Company utilizes seasonal employees in its delinting plants and its research and foundation seed programs. The maximum number of seasonal employees approximates 300 and typically occurs in October and November of each year. The Company considers its employee relations to be good.

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

Biotechnology

Collaborative biotechnology licensing agreements, which were executed with Monsanto in 1992 and subsequently revised in 1993 and amended and restated in 1996 and further amended in December 1999, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in D&PL's varieties in the United States. The selected Bt is a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. This transgenic plant tissue is lethal to certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to D&PL for use under the trade name Bollgard. In D&PL's primary markets, the cost of insecticides is the largest single expenditure for many cotton growers. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, Monsanto was notified that the United States Environmental Protection Agency ("EPA") had completed its initial registration of the Bollgard gene technology, thus clearing the way for commercial sales of seed containing the Bollgard gene. In 1996, D&PL sold commercially for the first time two Deltapine varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") between the Company and Monsanto. This initial EPA registration had been set to expire on January 1, 2001 but has been updated to expire January 1, 2002, at which time the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.

Pursuant to the terms of the Bollgard Agreement, farmers must buy a limited use sublicense for the technology from D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), in order to purchase seed containing the Bollgard gene technology. The distributor/dealers who coordinate the farmer licensing process receive a service payment not to exceed 20% of the technology sublicensing fee. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 71% of the net sublicense fee (technology sublicensing fees less distributor/dealer payments) and D&PL retains 29% for its services. The license agreement continues until the later of the expiration of all patent rights or October 2008. D&M Partners contracts the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto.

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

In February 1996, the Company and Monsanto executed the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") which provides for the commercialization of Roundup Ready cottonseed. Pursuant to the collaborative biotechnology licensing agreements executed in 1996 and amended in December 1999, D&PL has also developed transgenic cotton varieties that are tolerant to Roundup, a glyphosate-based herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. The Roundup Ready Agreement grants a license to D&PL and certain of its affiliates the right in the United States to sell cottonseed of D&PL's varieties that contain Monsanto's Roundup Ready gene. The Roundup Ready gene makes cotton plants tolerant to contact with Roundup herbicide. Similar to the Bollgard Agreement, farmers must execute limited use sublicenses in order to purchase seed containing the Roundup Ready Gene. The distributors/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee. D&PL's portion of the Roundup Ready technology fee varies depending on the technology fee per acre established by Monsanto. In 1999 and 2000, D&M Partners paid Monsanto approximately 70% of the Roundup Ready technology fees and D&PL retained the remaining 30%.

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

In 2000, the Company had for sale 107 varieties as cotton planting seed for either commercial or experimental purposes. Of those varieties, 16 contain the Bollgard gene technology, 20 contain the Roundup Ready gene technology, 21 contain both gene technologies, and 50 are conventional varieties.

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

Since 1987, D&PL has conducted research to develop soybean plants that are tolerant to certain DuPont ALS(R) herbicides. Such plants enable farmers to apply these herbicides for weed control without significantly affecting the agronomics of the soybean plants. Since soybean seed containing the ALS herbicide-tolerant trait was not genetically engineered, sale of this seed does not require government approval, although the herbicide to which they express tolerance must be EPA approved.

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

Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized based on the number of acres expected to be planted with such seed when the seed is shipped. The licensing fee charged to farmers is based on pre-established planting rates for seven geographic regions in 1998 and eight such regions in 1999 and 2000, and considers the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors. Revenue is recognized based on the established technology fee per unit shipped to each geographic region. International export revenues are recognized upon the later of when seed is shipped or the date letters of credit are confirmed. Generally, international export sales are not subject to return. All other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

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

Year 2000 Readiness Disclosure

D&PL successfully completed its year 2000 readiness work and passed through the January 1, 2000 rollover event without any material adverse effect on its business operations or financial position. Total cost incurred to date for year 2000 considerations (excluding third party software) approximate $600,000 and the Company estimates that no additional funds are required to complete the year 2000 compliance process.

Outlook

From time to time, the Company may make forward-looking statements relating to such matters as anticipated financial performance, existing products, technical developments, new products, research and development activities, year 2000 issues and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those noted elsewhere in this Item and in "Risks and Uncertainties" in
Item 7.

ITEM 2.   PROPERTIES

D&PL maintains facilities primarily used for research, delinting, conditioning, storage and distribution. The Company's headquarters is located in Scott, Mississippi. This location is used for corporate offices, quality assurance, research and development, sales and marketing, seed production, and cotton planting seed delinting, conditioning and storage.

The Company's other owned cottonseed delinting, conditioning and storage facilities are in: Chandler, Arizona (on leased land); Eloy, Arizona; Hollandale, Mississippi; Tunica, Mississippi; Aiken, Texas and Lubbock, Texas. The Company owns a soybean processing plant in Harrisburg, Arkansas. The Company also owns cottonseed delinting facilities in Narromine, New South Wales, Australia; Groblersdal, South Africa; Canas, Costa Rica; Shijiazhuang, Hebei, China (through a Chinese joint venture); and Saenz Pena, Chaco, Argentina (through an Argentine joint venture).

The Company's plant breeders conduct research at eight facilities in the United States, four of which are owned by the Company and four of which are leased. The Company also leases research facilities in Australia, Brazil, and Greece. In connection with its foundation seed program, the Company leases land in the United States, Argentina, Costa Rica and South Africa.

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




PRINCIPAL COMPANY LOCATIONS, AFFILIATES AND SUBSIDIARIES:

World Headquarters                                         Operations Facilities
------------------                                         ---------------------
Scott, Mississippi, USA                                    Scott, Mississippi, USA
                                                           Hollandale, Mississippi, USA
Research Centers                                           Tunica, Mississippi, USA
----------------                                           Chandler, Arizona, USA
Scott, Mississippi, USA                                    Eloy, Arizona, USA
Leland, Mississippi, USA                                   Harrisburg, Arkansas, USA
Maricopa, Arizona, USA                                     Aiken, Texas, USA
Sylvester, Georgia, USA                                    Lubbock, Texas, USA
Hartsville, South Carolina, USA                            Catamarca, Argentina
Hale Center, Texas, USA                                    Saenz Pena, Chaco, Argentina
Haskell, Texas, USA                                        Narromine, New South Wales, Australia
Lubbock, Texas, USA                                        Uberlandia, Minas Gerais, Brazil
Goondiwindi, Queensland, Australia                         Canas, Costa Rica
Capinopolis, Minas Gerais, Brazil                          Hefei City, Anhui, People's Republic of China
Rondonopolis, Mato Grasso, Brazil                          Shijiazhuang, Hebei, People's Republic of China
Larissa, Greece                                            Groblersdal, South Africa
                                                           Adana, Turkey

                                                           Foreign Offices
                                                           ---------------
                                                           Narrabri, New South Wales, Australia
                                                           Beijing, People's Republic of China
                                                           Thessaloniki, Greece
                                                           Mexicali, Mexico
                                                           Mexico City, Mexico
                                                           Zoetermeer, The Netherlands
                                                           Seville, Spain
                                                           Izmir, Turkey
                                                           Soke, Turkey
                                                           Urfa, Turkey

ITEM 3.  LEGAL PROCEEDINGS

The Company and Monsanto are named as defendants in four pending lawsuits filed in the State of Texas. Two lawsuits were filed in Lamb County, Texas on April 5, 1999; one lawsuit was filed in Lamb County, Texas on April 14, 1999; and one lawsuit was filed in Hockley County, Texas, on April 21, 1999. These lawsuits were removed to the United States District Court, Lubbock Division, but subsequently were remanded back to the state court where they were filed. In each case the plaintiff alleges, among other things, that certain cottonseed acquired from Paymaster did not perform as the farmers had anticipated or as allegedly represented to them. This litigation is identical to seed arbitration claims previously filed in the State of Texas, which were concluded in the Company's favor. The Company and Monsanto have investigated the claims to determine the cause or causes of the alleged problems and they appear to be totally caused by environmental factors.

The Company and Monsanto were also named as defendants in one additional lawsuit filed in the State of Texas. That lawsuit was filed in the 106th Judicial District Court of Gaines County, Texas, on April 27, 2000. In this case the plaintiff alleges, among other things, that certain cottonseed acquired from D&PL that contained the Roundup Ready(R) gene did not perform as the farmer had anticipated. The Company and Monsanto are investigating the claim to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup(R) glyphosate tolerance gene. D&PL will not have a right of indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the herbicide tolerance gene and such claims are contained in this litigation.

The Company and Monsanto are named as defendants, along with local seed or technology distributors in sixteen lawsuits filed in Alabama. Four were filed in Autauga County, three on March 23, 2000 and one on March 27, 2000; three were filed in Barbour County, two on October 19, 2000, and one on November 7, 2000; three were filed in Chilton County on March 22, 2000; one was filed in Dallas County on March 22, 2000; one was filed in Elmore County on March 22, 2000; one was filed in Escambia County on April 5, 2000; two were filed in Lowndes County, one on March 14 and one on March 22, 2000; and one was filed in Wilcox County on March 22, 2000. These lawsuits, with the exception of the Escambia and Barbour County cases, were removed to the United States District Court for the Middle District of Alabama, but subsequently remanded back to the state court in which they were filed. In each case the plaintiff alleges, among other things, that certain cottonseed acquired from D&PL, which contained either the Roundup Ready(R) gene, the Bollgard(R) gene or both of such genes, did not perform as the farmers had anticipated or as allegedly represented to them. These lawsuits also include varietal claims based solely at the Company. Twelve of these lawsuits were earlier filed as seed arbitration claims with the Alabama Department of Agriculture. Eleven were dismissed for lack of jurisdiction by that entity, the case in Escambia County was heard and the Company was exonerated from liability. The Company and Monsanto have investigated the claims, and are continuing to investigate the claims, to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between D&PL and Monsanto and the Bollgard(R) Gene Licensing Agreement between D&PL and Monsanto, D&PL has a right to be contractually indemnified against all claims arising out of the failure of Monsanto's gene technology. D&PL will not have a right to indemnification, however, from Monsanto for any claim involving varietal characteristics separate from or in addition to the failure of the Monsanto technology and such claims are contained in each of these lawsuits.

The Company and Monsanto and various retail seed suppliers were named in three pending lawsuits in the State of South Carolina. One lawsuit was filed November 15, 1999, in the Beaufort Division of the United States District Court, District of South Carolina; both other cases were filed on November 15, 1999, in the Court of Common Pleas of Hampton County, South Carolina. The two state court lawsuits were removed to the United States District Court for the District of South Carolina but were subsequently remanded back to the state court in which they were filed. In each of these cases the plaintiff alleges, among other things, that certain seed acquired from D&PL which contained the Roundup Ready(R) gene and/or the Bollgard(R) gene did not perform as the farmer had anticipated. These lawsuits also include varietal claims aimed solely at the Company. Two of these cases, one filed in Hampton County and the other filed in the United States District Court seek class action treatment for all purchasers of certain D&PL varieties which contain the Monsanto technology. The Company and Monsanto are continuing to investigate the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between D&PL and Monsanto and the Bollgard(R) Gene Licensing Agreement between D&PL and Monsanto, D&PL has a right to be contractually indemnified against all claims arising out of the failure of Monsanto's gene technology. D&PL will not have a right to indemnification, however, from Monsanto for any claim involving varietal characteristics separate from or in addition to the failure of the Monsanto technology and such claims are contained in each of these lawsuits.

On July 18, 2000, the Company and Monsanto were named in a lawsuit filed in the United States District Court for the Eastern District of Arkansas. This lawsuit alleges that certain cottonseed varieties containing the Roundup Ready(R) gene did not perform as promised and that the farmer suffered damages as a result of a lack of tolerance of his growing cotton crop to applications of Roundup herbicide. This case was the subject of an earlier claim filed before the Seed Arbitration Council of the Arkansas Department of Agriculture which was dismissed. The Company and Monsanto are investigating these claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup(R) Ready gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene, and such claims are contained in this complaint.

The Company was named in five lawsuits filed in the State of Mississippi. Three lawsuits were filed in the Circuit Court of Coahoma County on September 19, 2000; one lawsuit was filed in Circuit Court of Leflore County on September 25, 2000; and one lawsuit was filed in the Circuit Court of Coahoma County on October 26, 2000. These lawsuits allege that certain cottonseed sold by the Company was defective and that as a result of the defect the farmers suffered lower than expected yields. The Company is presently investigating these claims to determine the cause or causes of the alleged problems.

In October 1996, Mycogen Plant Science, Inc. and Agrigenetics, Inc. (collectively "Mycogen") filed a lawsuit in U.S. District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's patents have been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit, which went to trial in January 1998, sought injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. A jury found in favor of D&PL and Monsanto on issues of infringement. Mycogen subsequently re-filed a motion for a new trial and for a judgment in favor of Mycogen as a matter of law. The trial court has ruled in these motions holding for Mycogen on certain issues but sustaining the jury verdict in favor of D&PL and Monsanto. Mycogen has appealed to the U.S. Court of Appeals for the Federal Circuit. Pursuant to the terms of the Bollgard Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims and certain other losses and costs.

In December 1999, Mycogen filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia Pty. Ltd., D&PL's wholly-owned Australian subsidiary, have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit seeks injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. The litigation is currently in discovery. Consistent with its commitments, Monsanto has agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any are awarded. Monsanto is providing separate defense counsel for D&PL. D&PL is assisting Monsanto to the extent reasonably necessary.

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $678,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have a material impact on the Company's consolidated financial statements. The Company continues to offer seed for sale in Guatemala.

In November 1999, Bios Agrosystems S.A. ("Bios"), a former distributor of SureGrow brand cotton seed in Greece, brought suit in the U.S. District Court in Delaware against D&PL International Technology, D&PL's subsidiary, to enjoin the termination of its distributorship which was to become effective at the end of November 1999. The suit demanded a declaratory judgment that the termination is not effective and compensatory and punitive damages for wrongful termination. Bios also filed a request for arbitration and a parallel suit seeking injunctive relief in a Greek court. In January 2000, the U. S. District Court denied the request for an injunction to prevent termination of Bios' distributorship and subsequently enjoined Bios from proceeding with parallel litigation in the Greek courts. Bios has appealed to the United States Court of Appeals for the Third Circuit, where the appeal remains pending. D&PL believes this litigation will be resolved without material effect on D&PL's combined financial condition and without interference with the distribution of SureGrow brand cotton seed in Greece.

On July 18, 1996, the United States Department of Justice, Antitrust Division ("USDOJ"), served a Civil Investigative Demand ("CID") on D&PL seeking information and documents in connection with its investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. (which own the outstanding common stock of Sure Grow Seed, Inc.). The CID states that the USDOJ is investigating whether these transactions may have violated the provisions of Section 7 of the Clayton Act, 15 USC ss.18. D&PL has responded to the CID, employees were examined in 1997 by the USDOJ, and D&PL is committed to full cooperation with the USDOJ. D&PL believes that it has demonstrated to the USDOJ that this acquisition did not constitute a violation of the Clayton Act or any other anti-trust law. At the present time, the ultimate outcome of this investigation cannot be predicted.

On August 9, 1999, D&PL and Monsanto received Civil Investigative Demands from the USDOJ, seeking to determine whether there had been any inappropriate exchanges of information between Monsanto and D&PL or if any acquisitions are likely to have substantially lessened competition in the sale or development of cottonseed or cottonseed genetic traits. In September 1999, D&PL complied with the USDOJ's request for information and documents in the 1999 CID. The USDOJ has taken no further action directed toward D&PL in connection with the 1999 CID.

On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger. On December 30, 1999, the Company filed suit (the "December 30 Suit") in the First Judicial District of Bolivar County, Mississippi, seeking among other things, the payment of the $81 million termination fee due pursuant to the merger agreement, compensatory damages of $1 billion and punitive damages in an amount to be proved at trial for Monsanto's breach of contract. On January 2, 2000, the Company and Monsanto reached an agreement whereby the Company would withdraw the December 30 Suit, and Monsanto would immediately pay the $81 million. The parties agreed to negotiate in good faith over the following two weeks and Monsanto agreed to make members of its senior management available to conduct such negotiations. It was also agreed that if no consensual resolution was reached, the lawsuit brought by the Company would be re-filed. On January 3, 2000, Monsanto paid to the Company a termination fee of $81 million as required by the merger agreement. On January 18, 2000, the Company re-filed a suit reinstating essentially all of the allegations contained in the December 30 Suit.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
     MATTERS

The Company's stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol DLP. The range of closing prices for these shares for the last two fiscal years, as reported by the NYSE, was as follows:

Common Stock Data                                1st Qtr        2nd Qtr          3rd Qtr        4th Qtr
-----------------
                                                -----------    -----------     ------------    -----------

1999
Market Price Range - Low                            $25.62         $29.31           $28.38         $26.75
                   - High                            48.69          38.31            37.75          32.00

2000
Market Price Range - Low                            $22.38         $14.87           $17.45         $21.35
                   - High                            32.69          24.39            23.37          28.59




Annual dividends of $0.12 per share were paid in 1999 and 2000. It is anticipated that quarterly dividends of $0.03 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Aggregate dividends paid in 2000 were $4.6 million and should approximate $5.0 million in 2000.

On October 31, 2000, there were approximately 7,000 shareholders of the Company's 38,391,681 outstanding shares.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS                                              (In thousands, except per share amounts)
                                                                    AS of and for YEAR ENDED AUGUST 31,
----------------------------------------------------------------------------------------------------------------------
                                              1996            1997            1998            1999           2000
                                           -----------     ------------    -----------     -----------    ------------
Operating Results:
Net sales and licensing fees                 $153,271         $183,249       $192,339        $260,465        $301,181
Special charges and unusual income
   item (1)                                   (1,418)         (20,700)       (22,662)        (29,884)          71,233
Net income applicable to
common          shares                         15,237            6,850          1,783           7,477          79,198
Balance Sheet Summary:
Current assets                               $111,940         $145,449       $174,502        $217,543        $313,701
Current liabilities                            75,966          112,524        116,136         174,947         215,315
Working capital                                35,974           32,925         58,366          45,503          98,386
Total assets                                  179,660          220,656        251,791         295,758         390,134
Long-term debt                                 31,465           30,572         47,070          17,000           2,482
Stockholders' equity                           69,341           72,531         80,651          89,404         159,628
Per Share Data:
Net income applicable to
common          shares - Basic                  $0.41            $0.18          $0.05           $0.19           $2.06
Book value                                       1.86             1.93           2.12            2.33            4.15
Cash dividends per common share                 0.062            0.078           0.12            0.12            0.12
Weighted average number of
shares        used in per share
calculations -            Basic                37,292           37,579         38,011          38,438          38,496
---------------------------------------------------------------------------------------------------------------------

(1) In 1997, the Company announced a production and cost optimization program which resulted in the Company taking a special charge of $19.0 million along with $1.7 million for nonrecurring charges related to acquisitions. In 1998, the Company reported (a) a $17.5 million special charge for inventory write-offs due to a reduction in cotton acreage in 1998, the realignment of the Company's product line to seed with new technologies and the recall of certain products and (b) $5.1 million in costs associated with the Company's evaluation of various strategic alternatives and the Monsanto merger. In 1999, the Company reported (a) special charges for inventory write-offs of $15.2 million resulting from the Company's decision to purchase additional seed in 1999 to ensure that ample seed of both transgenic and conventional varieties were available and due to less than expected soybean sales, (b) special charges of approximately $9.0 million related to the failed acquisition by Monsanto (c) nonrecurring charges for severance pay and relocation expenses of $2.0 million related to a reorganization of the sales and marketing and technical services divisions and (d) the loss on the disposal of fixed assets and other nonrecurring charges of $3.7 million. In 2000, the Company reported the $81 million merger termination fee, net of related expenses as an unusual income item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Increased sales of the Company's transgenic cotton varieties containing the Bollgard and Roundup Ready gene technologies, or both, to 89% of total domestic unit sales coupled with increased sales in Australia and Greece are the major reasons that D&PL reported record sales of $301.2 million up from $260.5 million in 1999. The Company sold, in the U.S., sufficient quantities of seed containing the Bollgard and/or Roundup Ready gene technologies to plant approximately 7.4 million acres in 2000 versus approximately 6.7 million acres planted in 1999. Domestic upland cotton acreage planted increased to 15.4 million acres in 2000 from 14.2 million acres in 1999 even though cotton prices were at recent record lows. Since the prices of crops that compete for the cotton acreage in D&PL's primary territory (corn and soybeans) were relatively even lower, cotton acreage was favorably affected.

On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger. On December 30, 1999, the Company filed suit (the "December 30 Suit") in the First Judicial District of Bolivar County, Mississippi, seeking among other things, the payment of the $81 million termination fee due pursuant to the merger agreement, compensatory damages of $1 billion and punitive damages in an amount to be proved at trial for Monsanto's breach of contract. On January 2, 2000, the Company and Monsanto reached an agreement whereby the Company would withdraw the December 30 Suit, and Monsanto would immediately pay the $81 million. On January 3, 2000, Monsanto paid to the Company a termination fee of $81 million as required by the merger agreement. On January 18, 2000, the Company re-filed a suit reinstating essentially all of the allegations contained in the December 30 Suit. The $81 million termination fee, net of related expenses, is separately presented as "SPECIAL CHARGES AND UNUSUAL INCOME ITEM, net" in the accompanying Consolidated Statements of income.

In July 1999, the Company announced the consolidation of the three divisional sales and marketing staffs and three divisional technical services staffs into one corporate wide sales and marketing team and one corporate wide technical services team that will serve the three brands (Deltapine, SureGrow, and Paymaster). Approximately forty salaried positions were eliminated which generated severance pay and relocation costs of approximately $2 million which were recorded as special charges. Actual savings approximated $4 million in fiscal 2000. The three divisional research programs were combined into a single company-wide program, and two new research facilities were launched in the Company's effort to invest its resources where it believes it has the best opportunity for developing new products for commercial introduction.

Net Sales and Licensing Fees

In 2000, D&PL's consolidated net sales and licensing fees increased 15.6% to $301.2 million from 1999 sales of $260.5 million. The increase is primarily the result of (a) increased sales of upland picker cottonseed varieties that contain either or both of the Bollgard and Roundup Ready gene technologies, (b) increased sales of Roundup Ready soybeans and (c) increased sales reported by the Australian subsidiary, joint ventures in China and Brazil and the successful sales efforts of a new distributor in Greece. In 2000, domestic transgenic cottonseed sales comprised approximately 89% of total domestic unit sales of cottonseed, compared to approximately 80% in 1999. Roundup Ready soybean units comprised approximately 80% of total units sold in 2000 compared to 64% in 1999. International sales increased to $31.0 million in 2000 from $26.5 million in 1999 due to sales increases in Australia and Greece. The effects of these increases were partially offset by a decline in export sales in certain smaller markets.

In 1999, D&PL's consolidated net sales and licensing fees increased 35.5% to $260.5 million from 1998 sales of $192.3 million. The increase is primarily the result of (a) increased sales cottonseed varieties that contain either or both of the Bollgard and Roundup Ready gene technologies, (b) increased sales of Roundup Ready soybeans and (c) record sales reported by the Australian subsidiary and the joint ventures in China. In 1999, transgenic cottonseed sales comprised approximately 80% of total domestic unit sales of cottonseed, compared to approximately 65% in 1998. Roundup Ready soybean units comprised approximately 64% of total units sold in 1999 compared to 44% in 1998. International sales increased to $26.5 million in 1999 from $21.7 million in 1998 due to sales increases in Australia and China which resulted in both entities reporting profits in 1999. The effects of these increases were partially offset by a decline in export sales to Mexico which was caused by a reduction in planted cotton acreage due to inclement weather and lower commodity prices.

Gross Profit

D&PL's consolidated gross profit increased to $99.4 million in 2000 compared to $75.2 million in 1999. This is primarily attributable to the increased penetration of transgenic cottonseed varieties in the U.S., increased sales in the Company's international segment as discussed above and the absence of special charges in 2000 compared to special charges of $15.2 million which were recorded in 1999 and are discussed below.

D&PL's consolidated gross profit after special cotton and soybean seed inventory write-offs of $15.2 million was $75.2 million in 1999 compared to $53.6 million in 1998. Special pre-tax charges of $15.2 million were recorded in 1999 that relate to the write-off of excess cottonseed and soybean seed. The cottonseed was purchased to ensure that D&PL had ample supplies of both conventional and transgenic cottonseed varieties since management was uncertain of the ultimate sales mix for the 1999 season. Commodity prices of corn, cotton and soybeans, and their impact on farmer planting decisions, the increased flexibility of planting decisions by farmers afforded by the Freedom to Farm Act, coupled with wide scale availability in 1999 of cottonseed of varieties that contained both the Bollgard and Roundup Ready genes (which were available only in limited quantities and varieties in 1998) as well as the introduction of new varieties, made forecasting with any degree of certainty difficult. The Company wanted to be prepared to meet farmer demand and purchased additional seed in 1999 to ensure it had adequate supplies of both conventional and transgenic varieties. Soybean seed sales were one-third less than planned for, and the resultant excess inventory (approximately $4 million) was written off at year end. The product lines of both cotton and soybeans continue to realign to those varieties with transgenic traits. Gross margin (expressed as a percentage of sales) before special inventory charges was 35% in 1999 compared to 36% in 1998. The decline is attributable to increased sales of transgenic cottonseed varieties which carry a lower gross margin compared to conventional varieties since the Company's gross margin on technology fees approximates 30%.

Operating Expenses

Operating expenses before special charges decreased to $46.0 million in 2000 from $46.4 million in 1999. This decrease is primarily due savings which resulted from the 1999 reorganization of the Company's sales and marketing and technical service staffs which were partially offset by higher research and general and administrative costs. Recurring operating expenses are expected to increase somewhat in 2001 over 2000 levels. In 1999, special charges related to severance pay and benefits of $2.0 million resulting from the elimination of the divisional sales and marketing and divisional technical services staffs, and costs associated with the ultimately terminated merger with Monsanto which approximated $9.0 million, were included as operating expenses. These charges are in addition to the inventory write-offs noted earlier which are recorded as cost of sales.

Research and Development Expenses

Research and development expenses did not change materially in 2000 from 1999 levels since savings achieved by the 1999 consolidation were offset by the cost of new research programs. The Company expects recurring research and development costs in 2001 to remain consistent with 2000 levels.

Research and development expenses increased 12.3% to $18.7 million in 1999 from $16.7 million in 1998. The increase was primarily attributable to increased transgenic seed development activities, additional variety trials and seed testing and increased cotton research activities in Argentina, Australia, Brazil, China, Greece, and Spain.

Selling Expenses

Selling expenses decreased 11.6% to $14.2 million in 2000 from $16.1 million in 1999. The decrease is primarily attributable to the Company's 1999 reorganization of the sales and marketing staff and the related synergies for the Company's advertising and promotional efforts.

Selling expenses increased 7.0% to $16.1 million in 1999 from $15.0 million in 1998. The increase is related to higher fees paid the California Department of Food and Agriculture on seed sales made in California, sales and marketing activities by the Company's joint ventures in Argentina and Brazil, increased advertising, and the costs associated with an incentive program designed to promote the sale of transgenic seed.

General and Administrative Expenses

General and administrative expenses increased 12.7% to $13.1 million in 2000 from $11.6 million in 1999. The increase primarily consists of expenses related to expansion of the Company's operations in Argentina and Brazil, an increase in insurance costs and higher legal fees associated with the litigation discussed in Item 3 and non -U.S. patents, trademark and variety registrations.

General and administrative expenses increased 10.7% to $11.6 million in 1999 from $10.5 million in 1998. The increase relates to expenses related to operations in Argentina and Brazil and higher legal fees associated with non-U.S. patents, trademark and variety registrations.

Special Charges and Unusual Charges Related to Acquisitions

In fiscal 2000, the Company reported, as an unusual income item, the $81 million merger termination fee, net of related expenses, which was paid by Monsanto to D&PL pursuant to the terms of the May 8, 1998, merger agreement.

In 1999, the Company incurred approximately $9.0 million in costs related to the planned merger with Monsanto. Such costs are primarily legal and professional fees and reserves established for losses on the planned disposition of certain assets. The Company also paid severance and related benefits of approximately $2.0 million to approximately forty employees who were terminated in August, 1999 in connection with the reorganization of the sales and marketing and technical services departments.

In connection with the evaluation and pursuit of various strategic alternatives and ultimately the planned merger with Monsanto, the Company incurred, in 1998, approximately $5.1 million associated with legal, investment banker and other professional fees.

Interest Income/Expense

The Company reported net interest income of $0.9 million in 2000 compared to net interest expense of $3.5 million in 1999 due to lower average borrowings resulting from an increase of cash generated by operating activities and interest earned on the $81 million merger termination fee collected from Monsanto. Interest expense, net of interest income, increased 8.1% to $3.5 million in 1999 from $3.2 million in 1998 which was attributable to higher bank fees and lower capitalized interest.

Net Income and Earnings Per Share

Net income applicable to common shares increased to $79.3 million in 2000 from $7.5 million in 1999 and $1.8 million in 1998. Net income per share (diluted) after special and nonrecurring charges was $1.98, $0.18 and $0.04 in 2000, 1999, and 1998, respectively. Net income per share (diluted) before special and nonrecurring charges was $0.90, $0.66, and $0.37 in 2000, 1999, and 1998, respectively. The number of shares deemed outstanding was 40.2 million, 41.0 million, and 40.8 million in 2000, 1999 and 1998, respectively.

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

In April 1998, the Company entered into a syndicated credit facility with its existing lender and two other financial institutions which provides for aggregate borrowings of $110 million. This agreement provides a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment is a long-term loan that may be borrowed upon at any time and is due April 1, 2001. The seasonal commitment is a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year and expires April 1, 2001. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants. At August 31, 2000, the Company had $55.0 million available for borrowing under the base commitment.

The financial covenants under the loan agreements require the Company to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at the Company's other quarter ends)
(b) maintain a fixed charge coverage ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and (c) maintain at all times tangible net worth of not less than the sum of (i) $40 million plus (ii) 50% of net income (but not losses) determined on the last day of each fiscal year, commencing with August 31, 1998. At August 31, 1999 the Company's ratio of total liabilities to tangible net worth exceeded the permitted ratio, at which time the financial institutions waived compliance with this covenant. At August 31, 2000, the Company was in compliance with those covenants. See Note 4 of the Notes to Consolidated Financial Statements in Item 8.

Capital expenditures were $7.1 million, $8.1 million, and $10.2 million in fiscal 2000, 1999 and 1998, respectively. The Company anticipates that domestic capital expenditures will approximate $8.0 million in 2001. Capital expenditures in 2001 for international ventures are expected to approximate $1 million depending on the timing and outcome of such projects.

Cash provided from operations, early payments from customers and borrowings under the loan agreement should be sufficient to meet the Company's 2001 working capital needs.

RISKS AND UNCERTAINTIES

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, existing products, technical developments, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those noted elsewhere in this Item and filing and the following:

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

     The recent publicity related to genetically modified organisms ("GMOs") or products made from plants that contain GMOs may have an effect on the Company's sales in the future. In 2000, approximately 89% of the Company's cottonseed that was sold contained either the Bollgard, Roundup Ready, or both gene technologies and 80% of the Company's soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the alleged concern over finished products that contain GMOs could impact demand for crops (and ultimately seed) raised from seed containing such traits.

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

IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for the derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective date of this statement was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, although earlier adoption is encouraged and retroactive application is prohibited. Therefore, D&PL must adopt the statement no later than September 1, 2000. Management has determined the adoption of this statement will not have a material impact on D&PL's results of operations, financial position or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101; Revenue Recognition in Financial Statements ("SAB101"). SAB101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC issued an amendment to SAB101 which allows registrants to wait until the fourth quarter of their first fiscal year beginning after December 15, 1999 to implement SAB101. Therefore, D&PL must adopt the requirements of SAB101 no later than June 1, 2001. Management has determined that the adoption of SAB101 will not have a material impact on the Company's financial statements.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants released SOP 98-5 requiring that start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 31, 1998. Effective September 1, 1999, the Company adopted the requirements of SOP 98-5 which resulted in a write-off of approximately $2,965,000, net of income tax benefits of $1,817,000 to retroactively apply the new method. This adjustment was recorded in the results of operations in the first fiscal quarter of 2000.

PART II

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

Financial Statements                                                     Page(s)

The following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

      Report of Independent Public Accountants................................23

      Consolidated Statements of Income - for each of the three years in the period ended August 31, 2000........................................25

      Consolidated Balance Sheets - August 31, 1999 and 2000..................26

      Consolidated Statements of Cash Flows - for each of the three years in the period ended August 31, 2000..................................27

      Consolidated Statements of Stockholders' Equity - for each of the three years in the period ended August 31, 2000......................28

      Notes to Consolidated Financial Statements..............................29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO DELTA AND PINE LAND COMPANY:

We have audited the accompanying consolidated balance sheets of DELTA AND PINE LAND COMPANY (a Delaware corporation) and subsidiaries as of August 31, 1999 and 2000, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta and Pine Land Company and subsidiaries as of August 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective September 1, 1999, the Company changed its method of accounting for start-up activities.

Arthur Andersen LLP

Memphis, Tennessee,
October 18, 2000.

MANAGEMENT'S REPORT:

The Company is responsible for preparing the financial statements and related information appearing in this report. Management believes that the financial statements present fairly the Company's financial position, its results of operations and its cash flows in conformity with accounting principles generally accepted in the United States. In preparing its financial statements, the Company is required to include amounts based on estimates and judgments that it believes are reasonable under the circumstances.

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


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)

FOR THE YEARS ENDED AUGUST 31,                                            1998              1999             2000
                                                                       ------------     -------------     ------------
NET SALES AND LICENSING FEES                                             $ 192,339         $ 260,465        $ 301,181
COST OF SALES                                                             (121,246)         (170,127)        (201,814)
SPECIAL CHARGES                                                           (17,527)           (15,187)               -
                                                                       ------------     -------------     ------------
GROSS PROFIT                                                                53,566            75,151           99,367
                                                                       ------------     -------------     ------------
OPERATING EXPENSES:
   Research and development                                                 16,656            18,702           18,685
   Selling                                                                  15,006            16,054           14,198
   General and administrative                                               10,501            11,624           13,104
                                                                       ------------     -------------     ------------
                                                                            42,163            46,380           45,987
SPECIAL CHARGES AND UNUSUAL INCOME ITEM                                     (5,135)          (10,997)          71,233
                                                                       ------------     -------------     ------------
OPERATING INCOME                                                             6,268            17,774          124,613
INTEREST INCOME (EXPENSE), NET                                              (3,241)           (3,502)             852
OTHER INCOME (EXPENSE)                                                         459            (3,747)              67
MINORITY INTEREST IN (EARNINGS) / LOSS OF SUBSIDIARIES                        (300)              475              909
                                                                       ------------     -------------     ------------
INCOME BEFORE INCOME TAXES AND CUMMULATIVE EFFECT OF
      ACCOUNTING CHANGE                                                      3,186            11,000          126,441
PROVISION FOR INCOME TAXES                                                  (1,307)           (3,427)         (44,150)
                                                                       ------------     -------------     ------------
INCOME BEFORE CUMMULATIVE EFFECT OF
      ACCOUNTING CHANGE                                                      1,879             7,573           82,291
CUMMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR START-UP
      COSTS, NET                                                                 -                 -           (2,965)
                                                                       ------------     -------------     ------------
NET INCOME                                                                   1,879             7,573           79,326
DIVIDENDS ON PREFERRED STOCK                                                   (96)              (96)            (128)
                                                                       ------------     -------------     ------------
NET INCOME APPLICABLE TO COMMON SHARES                                   $   1,783         $   7,477        $  79,198
                                                                       ============     =============     ============
BASIC EARNINGS PER SHARE                                                 $    0.05          $   0.19         $   2.06
                                                                       ============     =============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS - BASIC                                   38,011            38,438           38,496
                                                                       ============     =============     ============
DILUTED EARNINGS PER SHARE                                               $    0.04          $   0.18         $   1.98
                                                                       ============     =============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS - DILUTED                                 40,839            40,973           40,159
                                                                       ============     =============     ============



The accompanying notes are an integral part of these consolidated statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        Consolidated BALANCE SHEETS AS OF
                                   AUGUST 31,
               (In thousands, except share and per share amounts)

                                                                                                 1999                2000
                                                                                            ---------------      --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                     $  7,552            $ 87,467
   Receivables, net                                                                               147,926             181,305
   Inventories                                                                                     47,727              35,278
   Prepaid expenses                                                                                 1,473               2,231
   Deferred income taxes                                                                           12,865               7,420
                                                                                            -------------     ---------------
       Total current assets                                                                       217,543             313,701
PROPERTY, PLANT AND EQUIPMENT, NET                                                                 65,166              65,044
EXCESS OF COST OVER NET ASSETS OF
      BUSINESSES ACQUIRED, net of accumulated amortization of $91 and $686                          4,458               4,514
INTANGIBLES, net of accumulated amortization of $650 and $854                                       4,365               4,250
OTHER ASSETS                                                                                        4,226               2,625
                                                                                            --------------     --------------
TOTAL ASSETS                                                                                    $ 295,758           $ 390,134
                                                                                            ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                                                 $  3,819            $  2,000
   Accounts payable                                                                                19,990              23,441
   Accrued expenses                                                                               143,056             164,702
   Income taxes payable                                                                             8,082              25,172
                                                                                           ---------------     --------------
        Total current liabilities                                                                 174,947             215,315
                                                                                           ---------------     --------------
LONG-TERM DEBT                                                                                     17,000               2,482
DEFERRED INCOME TAXES                                                                               5,773               4,975
COMMITMENTS AND CONTINGENCIES (Notes 7 and 12)
MINORITY INTEREST IN SUBSIDIARIES                                                                   8,634               7,734
                                                                                           ---------------     --------------
          Total noncurrent liabilities                                                             31,407              15,191
                                                                                           ---------------     --------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share;  2,000,000 shares authorized:  Series A
  Junior  Participating  Preferred,  par value $0.10 per share;  456,989  shares authorized;            -                   -
    no shares issued or outstanding;  Series M Convertible  Non-Voting Preferred, par
    value $0.l0 per share;  1,066,667 shares authorized,  issued and outstanding                      107                 107

Common stock, par value $0.10 per share; 100,000,000 shares
   authorized; 38,664,565 and 38,945,725 shares issued;
   38,550,299 and 38,377,759 shares outstanding                                                     3,866               3,895
Capital in excess of par value                                                                     41,179              45,096
Retained earnings                                                                                  48,970             123,552
Accumulated other comprehensive income                                                             (2,545)             (3,146)
Treasury stock at cost 114,266 and 567,966 shares                                                  (2,173)             (9,876)
                                                                                            ---------------    --------------
    Total stockholders' equity                                                                     89,404             159,628
                                                                                            ---------------    --------------
    Total liabilities and stockholders' equity                                                 $  295,758          $  390,134
                                                                                            ===============    ==============


The accompanying notes are an integral part of these consolidated balance sheets.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED AUGUST 31,
                                 (in thousands)

                                                                                  1998           1999          2000
                                                                                ----------    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                    $ 1,879        $ 7,573      $ 79,326
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                                6,654          6,882         7,114
      Noncash items associated with special charges and disposition of             9,865          8,902           203
      assets
      Minority interest in net (loss) income of subsidiaries                         300           (475)         (909)
      Change in deferred income taxes                                               (357)        (7,704)        4,647
      Changes in assets and liabilities:
           Receivables                                                            (9,342)       (42,822)      (33,379)
           Inventories                                                           (17,476)        (4,416)       12,449
           Prepaid expenses                                                          973           (279)         (758)
           Accounts payable                                                        3,718         (3,320)        3,451
           Accrued expenses                                                          846         51,465        21,646
           Income taxes                                                             (782)        17,028        18,763
           Intangibles and other assets                                              157         (2,769)        1,438
                                                                                ----------    -----------    ----------
              Net cash provided by (used in) operating activities                 (3,565)        30,065       113,991
                                                                                ----------    -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (10,242)        (8,093)       (7,144)
  Sale of investments and property                                                 1,350            100           171
                                                                                ----------    -----------    ----------
              Net cash used in investing activities                               (8,892)        (7,993)       (6,973)
                                                                                ----------    -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of short-term debt                                               (35,190)       (53,889)       (9,487)
       Payments of long-term debt                                                 (7,930)       (38,185)      (33,000)
       Dividends paid                                                             (4,664)        (4,712)       (4,744)
       Proceeds from long-term debt                                               24,428          9,000        18,482
       Proceeds from short-term debt                                              36,193         56,500         7,668
       Minority interest portion of investment in Subsidiaries                     1,623          6,459           250
       Minority interest in dividends paid by Subsidiaries                             -           (263)         (241)
       Payments to acquire treasury stock                                              -              -        (7,703)
       Proceeds from exercise of stock options                                     6,341          1,974         2,273
                                                                                ----------    -----------    ----------
                     Net cash provided by (used in)  financing activities         20,801        (23,116)      (26,502)
                                                                                ----------    -----------    ----------
EFFECTS OF FOREIGN CURRENCY TRANSLATION (LOSSES) GAINS                            (2,172)           534          (601)
                                                                                ----------    -----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               6,172           (510)       79,915
CASH AND CASH EQUIVALENTS, beginning of year                                       1,890          8,062         7,552
                                                                                ----------    -----------    ----------
CASH AND CASH EQUIVALENTS, end of year                                           $ 8,062        $ 7,552      $ 87,467
                                                                                ==========    ===========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest, net of capitalized interest                                      $ 3,500        $ 3,600      $  1,100
      Income taxes                                                               $ 2,600        $   600      $ 18,200

   Noncash financing activities:
      Tax benefit of stock option exercises                                      $ 6,700        $ 3,400      $  1,700

The accompanying notes are an integral part of these consolidated statements.


                           DELTA AND PINE LAND COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1998, 1999 AND 2000
                      (In thousands, except per share data)

                                                                                           Accumulated
                                                                Capital in                    Other                      Total
                                      Preferred      Common      Excess of     Retained   Comprehensive   Treasury    Stockholders'
                                        Stock        Stock       Par Value     Earnings   Income/(Loss)    Stock        Equity
                                        -----        -----       ---------     --------   -------------    -----        ------
Balance at August 31, 1997               $    107    $   3,772    $  22,838     $  48,894     $   (907)   $  (2,173)    $  72,531
Net income                                      -            -            -         1,879            -            -         1,879
Foreign currency translation adjustment         -            -            -             -       (2,172)            -      (2,172)
                                                                                                                        ---------
     Total comprehensive (loss)                                                                                             (293)
Exercise of stock options and tax
  benefit of stock option exercises             -           75       13,002             -            -            -        13,077
Cash dividends, $0.12 per share                 -            -            -        (4,664)           -            -        (4,664)
                                         --------    ---------    ---------     ---------     --------    ---------     ---------
Balance at August 31, 1998                    107        3,847       35,840        46,109       (3,079)      (2,173)       80,651
Net income                                      -            -            -         7,573            -            -         7,573
Foreign currency translation adjustment         -            -            -             -          534            -           534
                                                                                                                        ---------
     Total comprehensive income                                                                                             8,107
Exercise of stock options and
  tax benefit of stock option exercises         -           19        5,339             -            -            -         5,358
Cash dividends, $0.12 per share                 -            -            -        (4,712)           -            -        (4,712)
                                         --------    ---------    ---------     ---------     --------    ---------     ---------
Balance at August 31, 1999                    107        3,866       41,179        48,970
                                                                                                (2,545)      (2,173)       89,404
Net income                                      -            -            -        79,326            -            -        79,326
Foreign currency translation adjustment         -            -            -             -         (601)           -          (601)
                                                                                                                        ---------
      Total comprehensive income                                                                                           78,725
Exercise of stock options and tax benefit
  of stock option exercises                     -           29        3,917             -            -            -         3,946
Cash dividends, $0.12 per share                 -            -            -        (4,744)           -            -        (4,744)
Purchase of common stock                        -            -            -             -            -       (7,703)       (7,703)
                                         --------    ---------    ---------     ---------     --------    ---------     ---------
Balance at August 31, 2000               $    107    $   3,895    $  45,096     $ 123,552    $  (3,146)   $  (9,876)   $  159,628
                                         ========    =========    =========     =========    =========    =========    ==========


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

Special Charges

On May 8, 1998, Delta and Pine Land Company ("DPLC") entered into a Merger Agreement with Monsanto Company ("Monsanto"), pursuant to which DPLC would be merged with and into Monsanto. On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger. On December 30, 1999, the Company filed suit (the "December 30 Suit") in the First Judicial District of Bolivar County, Mississippi, seeking among other things, the payment of the $81 million termination fee due pursuant to the merger agreement, compensatory damages of $1 billion and punitive damages in an amount to be proved at trial for Monsanto's breach of contract. On January 2, 2000, the Company and Monsanto reached an agreement whereby the Company would withdraw the December 30 Suit, and Monsanto would immediately pay the $81 million. On January 3, 2000, Monsanto paid to the Company a termination fee of $81 million as required by the merger agreement. On January 18, 2000, the Company re-filed a suit reinstating essentially all of the allegations contained in the December 30 Suit. The $81 million termination fee, net of related expenses, is separately presented as "SPECIAL CHARGES AND UNUSUAL INCOME ITEM, net" in the accompanying Consolidated Statements of Income.

In July 1999, D&PL announced a restructuring program aimed to improve operating efficiencies by consolidating the Company's three domestic divisions into one. The Company recorded a $2.0 million charge in its fourth quarter for the severance and related costs associated with this plan, substantially all of which were paid prior to August 31, 1999. This charge is included in "SPECIAL CHARGES AND UNUSUAL INCOME ITEM net" in the accompanying Consolidated Statements of Income as is $9.0 million in cost related to the now foiled merger with Monsanto. In 1999, the Company wrote-off inventory that was deemed to be excess or obsolete. The portion of this inventory write-off deemed to be in excess of normal levels ($15.2 million) is separately presented as a component of cost of sales. Other income and expense includes a $3.7 million loss on the disposition of fixed assets and other nonrecurring charges.

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

At August 31, 2000, all reserves established in 1999, 1998 and prior years have been fully utilized.

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

Fair Value of Financial Instruments

The fair value of the Company's financial instruments at August 31, 2000 approximates their carrying value.

Revenue Recognition

Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized based on the number of acres expected to be planted with such seed when the seed is shipped. The licensing fees charged to farmers was based on pre-established planting rates for seven geographic regions in 1998 and eight such regions in 1999 and 2000, and the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors. Revenue is recognized based on the established technology fee per unit shipped to each geographic region. International export revenues are recognized upon the later of when seed is shipped or the date letters of credit are confirmed. Generally, international export sales are not subject to return. All other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

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

Derivative Financial Instruments

The Company uses futures and option contracts for its soybean hedging program to effectively fix the cost of a significant portion of its soybeans. These contracts are accounted for on a settlement basis, with the net amounts paid or received under such contracts included in the cost of soybeans. Open futures contracts and the underlying soybean inventory are marked to market. The Company does not typically terminate contracts prior to their expiration. The amount of deferred gains associated with the soybean hedging program at August 31, 2000 was not material. The Company does not speculate in derivatives.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2000 presentation.

Implementation of Financial Accounting Standards

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for the derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective date of this statement was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, although earlier adoption is encouraged and retroactive application is prohibited. D&PL must adopt this statement no later than September 1, 2000. Management has determined that the adoption of this standard will not have a material impact on D&PL's results of operations, financial position or cash flows.

SOP 98-5 "Reporting on the Costs of Start-up Activities," requires that costs related to start-up activities be expensed as incurred and all previously capitalized costs be written off. Effective September 1, 1999, the Company adopted the requirements of SOP 98-5. The effect of adopting this statement resulted in a write-off, net of tax, of approximately, $2,965,000 (or $0.08 per share). The adjustment of $2,965,000, net of tax benefits of approximately $1,817,000, to retroactively apply the new method was recorded in the first fiscal quarter of 2000.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101; Revenue Recognition in Financial Statements ("SAB101"). SAB101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC issued an amendment to SAB101 which allows registrants to wait until the fourth quarter of their fist fiscal year beginning after December 15, 1999 to implement SAB101. Therefore, D&PL must adopt the requirements of SAB101 no later than June 1, 2001. Management has determined that the adoption of SAB101 will not have a material impact on the Company's financial statements.

2.   INVENTORIES

Inventories at August 31, consisted of the following:

                                                           1999                         2000
                                                   ----------------------       ----------------------
         Finished goods                                  $   43,528,000              $   28,649,000
         Raw materials                                       15,774,000                  11,327,000
         Growing crops                                        1,564,000                   1,744,000
         Supplies                                               969,000                   1,165,000
                                                   ----------------------       ----------------------
                                                             61,835,000                  42,885,000
         Less reserves                                     ( 14,108,000)                 (7,607,000)
                                                   ----------------------       ----------------------
                                                         $    47,727,000             $   35,278,000
                                                   ======================       ======================


Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops and supplies are recorded at cost.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at August 31, consisted of the following:

                                                             1999                     2000
                                                    -----------------------    --------------------
           Land and improvements                           $     4,113,000           $   4,046,000
           Buildings and improvements                           35,251,000              37,759,000
           Machinery and equipment                              43,291,000              46,239,000
           Germplasm                                             7,500,000               7,500,000
           Breeder and foundation seed                           2,000,000               2,000,000
           Construction in progress                              4,789,000               4,444,000
                                                    -----------------------    --------------------
                                                                96,944,000             101,988,000
           Less accumulated depreciation                       (31,778,000)            (36,944,000)
                                                    -----------------------    --------------------
                                                          $     65,166,000          $   65,044,000
                                                    =======================    ====================

4.     NOTES PAYABLE AND LONG-TERM DEBT

The Company has a syndicated credit facility with three financial institutions which provides for aggregate unsecured borrowings of $110 million comprised of a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment is a long-term loan that may be borrowed upon at any time and is due April 1, 2001. The seasonal commitment is a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year and expires April 1, 2001. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants. At August 31, 2000, the Company had $55.0 million available for borrowing under the base commitment.

The interest rate charged for each loan is based on LIBOR plus 35 to 55 basis points depending on the achievement of certain financial ratios. The combined average interest rate was 7.26%, 5.6% and 6.07% during 2000, 1999 and 1998, respectively.

The financial covenants require the Company to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at the Company's fiscal quarter ends) (b) maintain a fixed charge coverage ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and (c) maintain at all times tangible net worth of not less than the sum of (i) $40 million, plus (ii) 50% of net income (but not losses) determined as of the last day of each fiscal year, commencing with August 31, 1998. At August 31, 1999, the Company's ratio of total liabilities to tangible net worth exceeded the permitted ratio at which time the Company's lenders waived compliance with this covenant. At August 31, 2000, the Company was in compliance with these covenants.

5.   ACCRUED EXPENSES

Accrued expenses at August 31, consisted of the following:
                                                                 1999                   2000
                                                           ------------------     ------------------
         Bollgard and Roundup Ready
         royalties and related expenses
            due Monsanto                                       $ 115,260,000           $128,581,000
         Sales returns and allowances                              8,627,000             11,285,000
         Payroll                                                   2,883,000              4,011,000

         Other accrued expenses                                   16,286,000             20,825,000
                                                           ------------------     ------------------
                                                               $ 143,056,000          $ 164,702,000
                                                           ==================     ==================

6.   INCOME TAXES

The provisions for income taxes for the years ended August 31, consisted of the following:

                                  1998                1999                  2000
                             ---------------     ----------------     -----------------
         Current-
             Federal               $970,000           $9,628,000           $43,452,000
             State                   39,000              858,000             1,647,000
         Deferred                   298,000           (7,059,000)             (949,000)
                             ---------------     ----------------     -----------------
                                 $1,307,000           $3,427,000           $44,150,000
                             ===============     ================     =================

The differences  between the statutory federal income tax rate and the effective rate are as follows:
                                                                                1998            1999           2000
                                                                             -----------     -----------    ------------
           Statutory rate                                                          35.0%           35.0%           35.0%
           Increases (decreases) in tax resulting from:
              State taxes, net of federal tax benefit                               2.2             2.3             0.7
              Research and development tax credits                                (19.3)           (8.6)           (0.4)
              Tax effects resulting from non deductible costs
                   and foreign activities                                          20.3            (1.2)           (1.1)
              Other                                                                 2.8             3.7             0.6
                                                                             -----------     -----------    ------------
           Effective rate                                                          41.0%           31.2%           34.8%
                                                                             ===========     ===========    ============


The components of deferred income taxes at August 31, are as follows:

          Deferred tax assets:                                 1999                2000
                                                          ----------------    ----------------
                 Inventory                                     $9,226,000          $3,821,000
                 Charitable contributions                         368,000             481,000
                 Intangibles                                      192,000              47,000
                 Deferred inventory                              -                    413,000
                 Other                                          4,083,000           3,290,000
                                                          ----------------    ----------------
                                                              $13,869,000          $8,052,000
                                                          ================    ================
          Deferred tax liabilities:
                 Deferred charges                              $ (908,000)               $  -
                 Property                                      (5,228,000)         (5,285,000)
                 Other                                           (641,000)           (322,000)
                                                          ----------------    ----------------
                                                               (6,777,000)         (5,607,000)
                                                          ----------------    ----------------
                 Net deferred income taxes                    $ 7,092,000         $ 2,445,000
                                                          ================    ================

To date the Company's foreign subsidiaries and joint ventures either have not generated taxable income, or have been granted tax holidays and, for these reasons, no taxes are provided for foreign operations.

7.   LEASES

The Company leases real estate and machinery and equipment used in its operations. Substantially all rent expense is recorded as cost of sales. The Company has no capital leases. Future minimum rental payments after 2000 under operating leases with initial or remaining noncancellable terms in excess of one year are as follows:

                                 2001   $   322,000
                                 2002   $   205,000
                                 2003   $    65,000
                                 2004   $     5,000
                                 2005   $         -

Rent and lease expense including land rent approximated $3,354,000, $3,182,000 and $3,101,000 in 2000, 1999 and 1998, respectively.

8. EMPLOYEE BENEFIT PLANS

Defined Benefit Plan -
--------------------

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

The Company has adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." The measurement of Plan and SERP assets and obligations was performed as of June 30. The following table provides a reconciliation of the changes in the Plan's and SERP's benefit obligations and fair value of assets over the two-year period ended August 31, 2000, and a statement of the funded status as of August 31, 1999 and 2000.

                                                                Plan                                                  SERP
                                               -------------------------------------    ----------------------------------
                                                        1999                 2000                 1999             2000
                                               ----------------     ----------------    ---------------  -----------------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at beginning of  year           $ 9,489,000         $ 10,387,000         $  588,000        $   643,000
     Service cost                                      481,000              571,000             39,000              6,000
     Interest cost                                     687,000              754,000             43,000             46,000
     Actuarial  loss                                   395,000              229,000             10,000              8,000
     Benefits paid                                    (665,000)            (718,000)           (37,000)           (61,000)
                                               ----------------     ----------------    ---------------  -----------------
Benefit obligation at end of year                  $10,387,000         $ 11,223,000         $  643,000        $   642,000
                                               ================     ================    ===============  =================

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year     $ 9,646,000         $ 11,213,000         $  500,000        $   641,000
     Actual return on plan assets                    1,614,000            1,722,000             98,000             64,000
     Company contributions                             700,000                    -             85,000                  -
     Benefits paid                                    (665,000)            (718,000)           (36,000)           (61,000)
     Expenses                                          (82,000)             (94,000)            (6,000)            (2,000)
                                               ----------------     ----------------    ---------------  -----------------
Fair value of plan assets at end of year          $ 11,213,000         $ 12,123,000         $  641,000        $   642,000
                                               ================     ================   ================  =================

Funded status                                       $  826,000           $  900,000         $   (2,000)          $      -
Unrecognized transition obligation                     304,000              184,000                  -                  -
Unrecognized prior service cost                         53,000               50,000                  -                  -
Unrecognized net gain                               (1,797,000)          (2,160,000)           (38,000)                 -
                                               ----------------     ----------------   ----------------  -----------------
Accrued pension cost                               $  (614,000)         $(1,026,000)        $  (40,000)           $     -
                                               ================     ================   ================  =================


Periodic Pension Expense:
                                                      Plan                                           SERP
                                ----------------------------------------------- ----------------------------------------------
                                      1998            1999           2000              1998             1999           2000
                                ----------------  ------------- --------------- --------------  --------------- --------------
Service cost                    $       444,000      $ 482,000     $   571,000     $   47,000       $   39,000       $  6,000
Interest cost on projected
benefit obligation                      584,000        687,000         754,000         38,000           43,000         46,000
Actual return on assets              (2,135,000)    (1,614,000)     (1,722,000)       (18,000)         (98,000)       (64,000)
Amortization of transitional
  obligation                            118,000        119,000         120,000              -                -              -
Net unrecognized  (gain)/loss
  and amortization                    1,334,000        712,000         690,000          2,000           75,000        (29,000)
                                  --------------  -------------  -------------- --------------  ---------------  -------------
Net periodic pension
  expense/(income)                      345,000        386,000        $413,000         69,000           59,000        (41,000)
                                  ==============  =============  ============== ==============  ===============  =============
Company contributions           $             -      $ 700,000     $         -     $  275,000        $  85,000       $      -
                                ================  =============  ============== ==============  ===============  =============


The actuarial present value of the projected benefit obligation of the Plan and the SERP was determined using a discount rate of 7.5% in 1999 and 2000, with assumed salary increases of 4% in 1999 and 2000 to age 65. The expected long-term rate of return on assets was 9% in 1999 and 2000. Prior service cost is amortized over 15 years.

Defined Contribution Plan -
-------------------------

D&PL sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees of the Company. The Company, at its option, may elect to make matching contributions to the Plan. No matching contributions were made in 2000, 1999 or 1998.

9. MAJOR CUSTOMERS

In fiscal 1998, 1999, and 2000 seed sales to each of three customers and the related licensing fees ultimately billed to farmers for sales made by these customers for transgenic products comprised more than 10% of total sales and licensing fees. The approximate amount of annual sales including technology fees to each of the customers were as follows:

   Customer               1998                  1999                  2000
                  ------------------   -------------------   -------------------
       A               $23,800,000           $34,615,000           $34,246,000
       B                27,388,000            50,767,000            51,938,000
       C                44,054,000            74,710,000            69,951,000

10. BUSINESS SEGMENT INFORMATION

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

Information about the Company's segments for the years ended August 31, is as follows (in thousands):

                                             1998                   1999                      2000
                                        ---------------       ------------------       --------------------
Net sales
     Domestic                                $170,569               $  233,949                $   270,205
     International                             21,770                   26,516                     30,976
                                        ---------------       ------------------       --------------------
                                             $192,339               $  260,465                $   301,181
                                        ===============       ==================       ====================
Operating income/(loss)
     Domestic                                $  9,228               $   19,856                $   120,305
     International                             (2,960)                  (2,082)                     4,308
                                       ---------------       ------------------       --------------------
                                             $  6,268               $   17,774                $   124,613
                                       ===============       ==================       ====================
Capital expenditures
     Domestic                                $  5,305                $   3,824                 $    6,805
     International                              4,937                    4,269                        339
                                       ---------------       ------------------       --------------------
                                             $ 10,242                $   8,093                 $    7,144
                                       ===============       ==================       ====================

Information about the financial position of the Company's segments as of August 31, is as follows (in thousands):

                                    1999                              2000
                              -----------------                 ----------------
Long-term assets
    Domestic                           $ 62,187                         $ 62,033
    International                        16,028                           14,400
                              -----------------                 ----------------
                                       $ 78,215                         $ 76,433
                              =================                 ================
Total assets
    Domestic                          $ 280,063                        $ 367,600
    International                        15,695                           22,534
                              -----------------                 ----------------
                                      $ 295,758                        $ 390,134
                              =================                 ================

11.  RELATED PARTY TRANSACTIONS

A partner of a law firm that represents the Company is also a stockholder and serves as corporate secretary. The Company paid legal fees to that firm of approximately $715,000, $740,000, and $943,000 in 1998, 1999 and 2000,
respectively.

During 1998, 1999 and 2000 the Institute of Molecular Agrobiology ("IMA"), which is owned by the National University of Singapore and the National Science and Technology Board of Singapore, conducted contract research upon the Company's instruction related to the development of certain technologies for varietal crops such as cotton and soybeans. The Company paid approximately $260,000, $340,000 and 296,000 in 1998, 1999 and 2000, respectively, for such research projects.

Dr. Chua, a member of the Board of Directors of the Company, was the Chairman of the Management Board of Directors of IMA until September 2000 when he became vice chairman and is also Chairman of the Board of an affiliate of IMA, IMAGEN. IMAGEN, together with Singapore Bio-Innovations Pte. Ltd., STIC Investments Pte. Ltd., and OCBC Wearnes and Walden Investments Pte. Ltd., own 20% of the stock of D&PL China Pte. Ltd.

In 1999, the Company sold at a loss of approximately $1.1 million its site at Centre, Alabama to an entity that is controlled by an officer who is also a shareholder. This shareholder was an officer and shareholder of the Sure Grow Companies at the time of their acquisition by D&PL.

12. COMMITMENTS AND CONTINGENCIES

The Company is named as a defendant in various lawsuits that allege, among other things, that certain of the companies products (including Monsanto's technology) did not perform as the farmer had anticipated or expected. In many of these suits, Monsanto and, in some cases, the distribution/dealer who sold the seed were also named. In all cases where the seed sold contained either or both of Monsanto's Bollgard and Roundup Ready gene technologies, D&PL tendered the defense of these cases to Monsanto and requested indemnity. Pursuant to the terms of the February 6, 1996 Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") and the February 6, 1996 Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") (both as amended December 8, 1999) D&PL has a right to be contractually indemnified by Monsanto against all claims arising out of the failure of Monsanto's gene technology. Some of the product liability lawsuits contain varietal claims which are aimed solely at the Company. D&PL does not have a right to indemnification; however, from Monsanto for any claims involving varietal characteristics separate from or in addition to the failure of the Monsanto technology. The Company believes that the resolution of these matters will not have a material impact on the consolidated financial statements. The Company intends to vigorously defend itself in these matters. See Part I, Item III for a discussion of each case.

In October 1996, Mycogen Plant Science, Inc. and Agrigenetics, Inc. (collectively "Mycogen") filed a lawsuit in U.S. District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's patents have been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit, which went to trial in January 1998, sought injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. A jury found in favor of D&PL and Monsanto on issues of infringement. Mycogen subsequently re-filed a motion for a new trial and for a judgment in favor of Mycogen as a matter of law. The trial court has ruled in these motions holding for Mycogen on certain issues but sustaining the jury verdict in favor of D&PL and Monsanto. Mycogen has appealed to the U.S. Court of Appeals for the Federal Circuit. Pursuant to the terms of the Bollgard Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims and certain other losses and costs.

In December 1999, Mycogen filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia Pty. Ltd., D&PL's wholly-owned Australian subsidiary, have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit seeks injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. The litigation is currently in discovery. Consistent with its commitments, Monsanto has agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any are awarded. Monsanto is providing separate defense counsel for D&PL. D&PL is assisting Monsanto to the extent reasonably necessary.

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $678,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have a material impact on the Company's consolidated financial statements. The Company continues to offer seed for sale in Guatemala.

In November 1999, Bios Agrosystems S.A. ("Bios"), a former distributor of SureGrow brand cotton seed in Greece, brought suit in the U.S. District Court in Delaware against D&PL International Technology, D&PL's subsidiary, to enjoin the termination of its distributorship which was to become effective at the end of November 1999. The suit demanded a declaratory judgment that the termination is not effective and compensatory and punitive damages for wrongful termination. Bios also filed a request for arbitration and a parallel suit seeking injunctive relief in a Greek court. In January 2000, the U. S. District Court denied the request for an injunction to prevent termination of Bios' distributorship and subsequently enjoined Bios from proceeding with parallel litigation in the Greek courts. Bios has appealed to the United States Court of Appeals for the Third Circuit, where the appeal remains pending. D&PL believes this litigation will be resolved without material effect on D&PL's combined financial condition and without interference with the distribution of SureGrow brand cotton seed in Greece.

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

13.  STOCKHOLDERS' EQUITY

Preferred Stock

The Board of Directors of D&PL is authorized, subject to certain limitations prescribed by law, without further stockholder approval, to issue up to an aggregate of 2,000,000 shares of Preferred Stock, in one or more series, and to determine or alter the designations, preferences, rights and any qualifications, limitations or restrictions on the shares of each such series thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series.

In August 1996, the Board of Directors adopted a Stockholder Rights Plan ("Rights Plan") and declared a dividend of one preferred stock purchase right ("right") for each outstanding share of D&PL's Common Stock. Similar rights have been, and generally will be, issued in respect of Common Stock subsequently issued. Each right becomes exercisable, upon the occurrence of certain events, for one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.10 par value, at a purchase price of $175 per one one-hundredth of a Preferred Share, subject to adjustment. In the event that D&PL is acquired in a merger or other business combination transaction not approved by the Board of Directors, each holder of a right shall have the right to receive that number of shares of common stock of the surviving company which would have a market value of two times the exercise price of the right. The Board of Directors previously approved the Monsanto merger and modified the Rights Plan to deactivate it for such merger. Upon the merger termination, the Board rescinded that deactivation. Under the Rights Plan, 456,989 shares of Series A Junior Participating Preferred Stock have been reserved. The rights currently are not exercisable and will be exercisable only if a person or group acquires beneficial ownership of 15% or more of D&PL's outstanding shares of Common Stock. The rights, which expire on August 30, 2006, are redeemable in whole, but not in part, at D&PL's option at any time for a price of $0.01 per right.

D&PL issued 1,066,667 shares (after effect of stock splits) of Series M Convertible Non-voting Preferred Stock, as consideration for the purchase in 1996 of Hartz Cotton, Inc. from Monsanto. The holders of Series M Preferred Stock are entitled to receive dividends at the same rate per share as is paid from time to time on each share of the Common Stock of D&PL, and no more, when and as declared by the Board of Directors. In the event of any liquidation, dissolution or winding up of D&PL, either voluntary or involuntary, the holders of Series M Preferred Stock shall be entitled to receive, prior to and in preference to any distribution to holders of Common Stock or any other class of security of D&PL, $10.452 per share of Series M Preferred Stock. The Series M Preferred Stock is convertible beginning upon the seventh anniversary of the date on which the Series M Preferred Stock was issued or the occurrence of other specified events, whichever occurs first.

Stock Option Plans

The 1993 Stock Option Plan authorized options to purchase up to 2,560,000 shares of Common Stock at an option price not less than the market price on the date of grant.

The 1995 Long-Term Incentive Plan, as amended and restated in March 2000, (the "LTIP") allows for the awarding of stock options to officers, key employees and directors. Under the LTIP, 5,120,000 shares of Common Stock of D&PL were available for grant. Shares subject to options and awards which expire unexercised are available for new option grants and awards. Future members of the Board of Directors receive automatic grants of 62,222 shares upon being named to the Board. On February 27, 1997, stockholders amended this plan to provide additional annual grants of 2,666 shares for each of the next five years (1997 - 2001) to then present directors of the Company. Such options are exercisable ratably over five years commencing after one year from the date of grant.

Stock Options                                             Number of Shares                   Price Range
                                                    -----------------------     -----------------------------------
Outstanding at August 31, 1997                                   3,456,379                $ 4.67       $ 28.90
Granted                                                            722,994                 26.82         49.31
Exercised                                                         (745,749)                 4.67         22.85
Lapsed or canceled                                                (113,157)                 4.67         28.90
                                                    -----------------------     -----------------    --------------
Outstanding at August 31, 1998                                   3,320,467                  4.67         49.31
Granted                                                             70,996                 32.80         37.80
Exercised                                                         (194,948)                 4.67         26.82
Lapsed or canceled                                                 (53,558)                10.69         41.97
                                                    -----------------------     -----------------    --------------
Outstanding at August 31, 1999                                   3,142,957                  4.67         49.31
Granted                                                          1,785,443                 16.91         19.81
Exercised                                                         (281,160)                 4.67         26.82
Lapsed or canceled                                                (209,620)                10.69         48.56
                                                    -----------------------     -----------------    --------------
Outstanding at August 31, 2000                                   4,437,620                $ 4.67       $ 49.31
                                                    =======================     =================    ==============


SFAS No. 123, "Accounting for Stock-Based Compensation", requires companies to estimate the fair value of stock options on the date of grant. This pronouncement requires D&PL to record the estimated fair value of stock options issued as compensation expense in its income statements over the related service periods or, alternatively, continue to apply accounting methodologies as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the pro forma effects of the estimated fair value of stock options issued in the accompanying footnotes to its financial statements. In adopting this pronouncement, D&PL elected to continue to follow the accounting methodologies as prescribed by APB Opinion No.
25. The determination of fair value is only required for stock options issued beginning in fiscal 1996. The weighted average fair values of options granted in fiscal 1998, 1999 and 2000 were $15.91, $19.24 and $9.61 per share, respectively.

The pro forma effects of the total compensation expense that would have been recognized under SFAS No. 123 are as follows:

                                                                               August 31,
(Dollars in thousands, except per share data)                  1998               1999                2000
--------------------------------------------------------- ---------------  -------------------  ----------------
Pro forma compensation cost                                    $   3,080           $    3,621     $       2,260
Net income, as reported                                            1,783                7,477            79,198
Pro forma net income (loss)                                       (1,303)               3,942            76,938
Basic earnings per share, as reported                               0.05                 0.19              2.06
Pro forma basic earnings (loss) per share                          (0.03)                0.10              2.00
Diluted earnings (loss) per share, as reported                      0.04                 0.19              1.98
Pro forma diluted earnings (loss) per share                    $   (0.03)           $    0.10     $        1.92

D&PL utilized the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted using the following assumptions:

                                                   1998                   1999                   2000
                                             ---------------    ----------------          --------------
Expected dividend yield                                   3%                  3%                      3%
Expected option lives                                5 years             5 years                 5 years
Expected volatility                           48.7% to 54.4%              64.41%                  51.88%
Risk-free interest rates                      5.34% to 5.89%               6.29%                   5.96%

The following table summarizes certain information about stock options granted, exercised and forfeited for the three year period ended August 31, 2000:

                            Options Granted net          Weighted Average
                              of Exercises and      Remaining Contractual Life      Weighted Average
  Exercise Price Range          Forfeitures                  in Years                Exercise Price
-------------------------- ----------------------- ------------------------------ ---------------------
     $16.91 - $28.69               2,261,510                   9.04                      $21.00
     $32.80 - $39.10                  86,992                   8.22                      $35.85
     $41.69 - $49.31                  97,000                   7.70                      $45.95

Treasury Stock

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of the Company's common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of the Company's Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2000, the Company had repurchased 453,700 shares at an aggregate purchase price of approximately $7,703,000 under this program.

Dilutive common share equivalents consist of both the Company's Series M Convertible Non-Voting Preferred Shares and outstanding stock options under the Company's 1993 Stock Option Plan and the 1995 Long-Term Incentive Plan. Approximately 153,000, 142,000 and 781,000 outstanding stock options were not included in the computation of diluted earnings per share for the years ended August 31, 1998, 1999 and 2000, respectively, because the effect of their exercise was not dilutive based on the average market price of the Company's common stock for each respective reporting period. These options expire at various dates from 2006 to 2010.




Earnings Per Share
                                                                 1998                1999                2000
                                                           -----------------    ----------------    ---------------
Basic Earnings per Share:
Net income per share before cumulative effect of
accounting change                                          $            0.05    $           0.19    $          2.14
Cumulative effect of accounting change
                                                                           -                   -              (0.08)
                                                           -----------------    ----------------    ---------------
Net income                                                 $            0.05    $           0.19    $          2.06
                                                           =================    ================    ===============
Diluted Earnings per Share:
Net income per share before cumulative effect of
accounting change                                          $            0.04    $           0.18    $          2.05
Cumulative effect of accounting change
                                                                           -                   -              (0.07)
                                                           -----------------    ----------------    ---------------
Net income                                                 $            0.04    $           0.18    $          1.98
                                                           =================    ================    ===============
Number of shares used in basic earnings per
share calculations                                                    38,011              38,438             38,496
                                                           =================    ================    ===============
Number of shares used in diluted earnings per
share calculations                                                    40,839              40,973             40,159
                                                           =================    ================    ===============

The table below reconciles the basic and diluted per share computations for income before the cumulative effect of a change in accounting principle:

                                                                           FOR THE TWELVE MONTHS ENDED AUGUST 31
                                                                           -------------------------------------
                                                                 1998                1999                2000
                                                           -----------------    ----------------    ---------------
Income
    Income before cumulative
       effect of accounting change                                 $ 1,879            $ 7,573            $ 82,291
    Less:  Preferred stock dividends                                   (96)               (96)               (128)
                                                          -----------------    ---------------     ---------------
    Basic EPS:
    Income available to common stockholders                          1,783              7,477              82,163

    Effect of Dilutive Securities:
    Convertible Preferred Stock Dividends                               96                 96                 128
                                                          -----------------    ---------------     ---------------
    Diluted EPS:
    Income available to common stockholders
       plus assumed conversions                                    $ 1,879            $ 7,573            $ 82,291
                                                          =================    ===============     ===============
Shares
    Basic EPS shares                                                38,011             38,438              38,496
    Effect of Dilutive Securities:
        Options to purchase common stock                             1,761              1,468                 596
        Convertible preferred stock                                  1,067              1,067               1,067
                                                          -----------------    ---------------     ---------------
    Diluted EPS shares                                              40,839             40,973              40,159
                                                          =================    ===============     ===============
Per Share Amounts
    Basic                                                          $  0.05            $  0.19             $  2.14
                                                          =================    ===============     ===============
    Diluted                                                        $  0.04            $  0.18             $  2.05
                                                          =================    ===============     ===============

14.   UNAUDITED QUARTERLY FINANCIAL DATA

All of D&PL's domestic seed products are subject to return or credits, which vary from year to year. The annual level of returns and ultimately net sales and net income are influenced by various factors, principally weather conditions occurring in the spring planting season (spanning the Company's third and fourth fiscal quarters). The Company provides for estimated returns as sales are made. To the extent actual returns differ from estimates, adjustments to the Company's operating results are recorded when such differences become known, typically in the Company's fourth quarter. All significant returns occur or are accounted for by fiscal year end. Generally, international sales are not subject to return. A substantial portion of Company sales are concentrated in the second and third fiscal quarters. As a result, the Company generally expects to incur losses in the first and fourth quarters. Management believes that such seasonality is common throughout the seed industry.



Summarized unaudited quarterly financial data is as follows:

                                           (In thousands, except per share data)

-----------------------------------------------------------------------------------------------------------
Fiscal 1998: Three months ended
                                               November 30      February 28         May 31     August 31
-----------------------------------------------------------------------------------------------------------

Net sales and licensing fees(2)                    $ 5,340          $77,245       $126,029      $(16,275)
Gross profit(4)                                      2,067           27,147         40,018       (15,666)
Net income (loss) applicable to
     common shares(4)                               (4,665)           9,757         13,941       (17,250)
Net income (loss) per share-basic(1)(4)              (0.12)            0.26           0.36         (0.45)
Weighted average number of shares  used
     in quarterly per share calculations -basic     37,721           37,858         38,133        38,367
Net income (loss) per share- diluted(1)(4)           (0.12)            0.24           0.34         (0.45)
Weighted average number of shares used
     in quarterly per share calculations- diluted   37,721           40,663         41,594        38,367
----------------------------------------------------------------------------------------------------------
Fiscal 1999: Three months ended
                                               November 30      February 28         May 31     August 31
----------------------------------------------------------------------------------------------------------
Net sales and licensing fees                         7,195          $72,800       $158,591       $21,879
Gross profit(5)                                      2,248           23,116         51,378        (1,591)
Net income (loss) applicable to
    common shares(5)                                (6,463)           2,382         20,724        (9,166)
Net income (loss) per share-basic(1)(5)              (0.17)            0.06           0.54         (0.24)
Weighted average number of shares  used
    in quarterly per share calculations -basic      38,380           38,422         38,454        38,513
Net income (loss) per share- diluted(1)(5)           (0.17)            0.06           0.51         (0.24)
Weighted average number of shares used
    in quarterly per share calculations- diluted    38,380           41,085         41,017        38,513
----------------------------------------------------------------------------------------------------------
Fiscal 2000: Three months ended
                                               November 30      February 29         May 31     August 31
----------------------------------------------------------------------------------------------------------
Net sales and licensing fees                       $ 4,549        $ 104,203      $ 177,365      $ 15,064
Gross profit                                           301           31,041         65,190         2,835
Net income (loss) applicable to
    common shares(3)                                (9,540)          58,595         34,856        (4,713)
Net income (loss) per share-basic(1)(3)              (0.25)            1.52           0.91         (0.12)
Weighted average number of shares  used
    in quarterly per share calculations -basic      38,662           38,664         38,319         38,363
Net income (loss) per share-diluted(1)(3)            (0.25)            1.46           0.88          (0.12)
Weighted average number of shares used
    in quarterly per share calculations-diluted     38,662           40,110         39,845         38,363

(1) The sum of the quarterly net income (loss) per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter, whereas annual earnings per share are based on the annual weighted average shares deemed outstanding during the year.
(2)Seed returns were higher in the fourth quarter than the level of returns anticipated at the end of the third quarter. A change in the accounting estimate for these returns was recorded in the fourth quarter. The new provision for returns was greater than the amount of sales recorded in the fourth quarter, and as a result, reported net sales in the fourth quarter were negative.
(3)The second quarter includes the effect of recording the $81.0 million merger termination fee paid by Monsanto, net of related expense which are expense as incurred.
(4)The fourth quarter includes the effect of recording a $17.5 million special charge in cost of sales associated with inventory write -offs and recalled inventory and $5.1 million in operating expense for the effects of the evaluation of various strategic alternatives and the Monsanto merger.
(5) The fourth quarter includes the effect of recording special charges of $20.3 million of which $15.2 million is recorded as cost of sales and is associated with inventory write-offs due to product phase outs and reserves established for excess inventory, $3.1 million in operating expenses related to the merger and approximately $2.0 million in other income associated with loss on sale of fixed assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders on December 29, 2000 and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

Information with respect to this item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders on December 29, 2000 and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders on December 29, 2000 and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders on December 29, 2000 and is incorporated herein by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements - the following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

                  Report of Independent Public Accountants

                  Consolidated  Statements  of  Income - for  each of the  three years in the period ended August 31, 2000

                  Consolidated Balance Sheets - August 31, 1999 and 2000

                  Consolidated  Statements of Cash Flows - for each of the three years in the period ended August 31, 2000

                  Consolidated  Statements  of Changes in  Stockholders'
                     Equity - for each of the three years in the period ended August 31, 2000

                  Notes to Consolidated Financial Statements

     (a)          2.  Financial  Statement  Schedule - the  following  financial
                  statement   schedule  of  Delta  and  Pine  Land  Company  and
                  subsidiaries is submitted in response to Part IV, Item 14:

                  Report of Independent Public Accountants....................50

                  Schedule II - Consolidated Valuation and
                          Qualifying Accounts.................................51

                  All other schedules have been omitted as not required, not applicable or because all the data is included in the financial statements.

     (a)    3.    Exhibits

The exhibits to the Annual Report of the Delta and Pine Land Company filed herewith are listed on Page 51.

     (b)    4.    Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended August 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 22, 2000.

DELTA AND PINE LAND COMPANY
(Registrant)

                                                               November 22, 2000
/s/ Jon E. M. Jacoby
--------------------------
By:  Jon E. M. Jacoby,
     Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                                 Date
---------                             -----                                 ----

/s/ F. Murray Robinson          Vice Chairman and              November 22, 2000
----------------------          Chief Executive Officer
F. Murray Robinson              (Principal Executive Officer)

/s/W. Thomas Jagodinski         Senior Vice President and      November 22, 2000
-----------------------         Chief Financial Officer
W. Thomas Jagodinski            (Principal Financial and
                                    Accounting Officer)

/s/ Stanley P. Roth             Vice Chairman and Director     November 22, 2000
-------------------
Stanley P. Roth

/s/ Nam-Hai Chua                Director                       November 22, 2000
----------------
Nam-Hai Chua

/s/ Joseph M. Murphy            Director                       November 22, 2000
--------------------
Joseph M. Murphy

/s/ Rudi E. Scheidt             Director                       November 22, 2000
-------------------
Rudi E. Scheidt

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO DELTA AND PINE LAND COMPANY:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Delta and Pine Land Company included in this Form 10-K. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index of Part IV, Item 14(a)2, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Arthur Andersen LLP

Memphis, Tennessee,
October 18, 2000.


SCHEDULE II
DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                                                                                             (In thousands)
Column A                              Column B                            Column C       Column D             Column E


Description
-----------                            Balance at      Charged           Charged to                          Balance
                                       Beginning       to Costs             Other                            at End of
                                       of Period         and             Accounts        Deductions           Period
                                                      Expenses
------------------------------------------------------------------------------------------------------------------------

Fiscal year ended August 31, 1998
----------------------------------
Allowance for doubtful accounts      $        281     $       200       $     -         $       (113)(a)      $     368

Inventory valuation reserve          $      2,525     $    17,527(d)    $     -         $    (10,130)(c)      $   9,922

Fiscal year ended August 31, 1999
---------------------------------
Allowance for doubtful accounts      $        368     $       118       $     -         $        (11)(a)      $     475

Inventory valuation reserve          $      9,922     $    15,365(e)    $     -         $    (11,179)(c)      $  14,108

Fiscal year ended August 31, 2000
---------------------------------
Allowance for doubtful accounts      $        475     $       643       $     -         $        (27)(a)      $   1,091

Inventory valuation reserve          $     14,108     $     8,500       $     -         $    (15,001)(c)      $   7,607

(a)  Write off of uncollectible accounts, net of recoveries

(b) Reserve of cottonseed as a result of production and cost optimization program.

(c)  Disposal and/or write-off of inventory

(d) Reserve of cottonseed resulting from reduction in cotton acreage in 1998, the further realignment of the Company's product line to seed with new technologies and the recall of certain products that did not meet quality standards.

(e) Reserves of excess planting seed inventory and for the realignment of the Company's product line.

                                      INDEX
                     EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED AUGUST 31, 2000
                           DELTA AND PINE LAND COMPANY


Exhibits(1)                                          Description

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

10.25 Roundup Ready Gene License and Seed Services Agreement dated February 2, 1996 between Monsanto, D&M Partners and the Company. (3)

10.26 Option Agreement dated February 2, 1996 between  Monsanto and the Company.
     (3)(6)

10.27 Agreement between the D&PL Companies and the Sure Grow Companies, Sure Grow Shareholders and Sure Grow Principals dated May 20, 1996. (9)

10.28 Delta and Pine Land Company 1995 Long-Term Incentive Plan, as adopted on February 6, 1996. (6)(10)

10.29 Amendment to Agreements dated as of December 8, 1999, by and between Monsanto Company, Registrant, D&M Partners, a partnership of Monsanto and D&PL, and Paymaster Technology Corp. (12)

10.30 D&M International Operating Agreement on March 10, 1995, between Delta and Pine Land Company, through its wholly owned subsidiary D&PL International Technology Corp. and Monsanto Company. (13)

11.01 Statement Re: Computation of Earnings per Share. (11)

21.01 Subsidiaries of the Registrant. (11)

23.01 Consent of Independent Public Accountants (11)

-------------------------
(1) All incorporated by reference from Registration Statement on form S-1, File No. 33-61568, filed June 29, 1993 except as otherwise noted herein.
(2)  Incorporated by reference from Form 8-K filed May 14, 1998
(3)  Incorporated by reference from Form 8-K filed February 19, 1996
(4)  Incorporated by reference from Form 8-A filed September 3, 1996
(5)  Incorporated by reference from Form 10-K filed November 22, 1995
(6)  Represents management contract or compensatory plan
(7)  Incorporated by reference from Form 10-Q filed July 14, 1995
(8)  Incorporated by reference from Form 8-K filed May 16, 1994
(9)  Incorporated by reference from Form 8-K filed June 4, 1996
(10) Incorporated by reference from Form 10-K filed November 27, 1996
(11) Filed herewith
(12) Incorporated by reference from Form 8-K filed May 18, 2000
(13) Incorporated by reference from 8-K filed September 14, 2000

EXHIBIT 11.01

                        COMPUTATION OF EARNINGS PER SHARE
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

The table below reconciles the basic and diluted per share computations for income before the cumulative effect of a change in accounting principle:

                                                                           FOR THE TWELVE MONTHS ENDED AUGUST 31
                                                                           -------------------------------------
                                                                 1998                1999                2000
                                                           -----------------    ----------------    ---------------
Income
    Income before cumulative
       effect of accounting change                                 $ 1,879            $ 7,573            $ 82,291
    Less:  Preferred stock dividends                                   (96)               (96)               (128)
                                                           -----------------    ---------------     ---------------
    Basic EPS:
    Income available to common stockholders                          1,783              7,477              82,163

    Effect of Dilutive Securities:
    Convertible Preferred Stock Dividends                               96                 96                 128
                                                           -----------------    ---------------     ---------------
    Diluted EPS:
    Income available to common stockholders
       plus assumed conversions                                    $ 1,879            $ 7,573            $ 82,291
                                                           =================    ===============     ===============
Shares
    Basic EPS Shares                                                38,011             38,438              38,496
    Effect of Dilutive Securities:
        Options to purchase common stock                             1,761              1,468                 596
        Convertible Preferred Stock                                  1,067              1,067               1,067
                                                          -----------------    ---------------     ---------------
    Diluted EPS Shares                                              40,839             40,973              40,159
                                                          =================    ===============     ===============
Per Share Amounts
    Basic                                                          $  0.05            $  0.19             $  2.14
                                                          =================    ===============     ===============
    Diluted                                                        $  0.04            $  0.18             $  2.05
                                                          =================    ===============     ===============

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

D&M  Brasil, Ltda                                                         Brazil

MDM Maeda DeltaPine Monsanto Algodao Ltda                                 Brazil

                                                                   EXHIBIT 23.01
                                                                   -------------

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    -----------------------------------------



As independent public accountants, we hereby consent to the incorporation of our report, dated October 18, 2000, included in this Form 10-K, into Delta and Pine Land's previously filed Registration Statement File No. 333-21049.



Arthur Andersen LLP


Memphis, Tennessee,
November 22, 2000.


----------------------