Form 10-Q
period 2000-11-30
DELTA & PINE LAND CO
filed 2001-01-16
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2000 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to_______.



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

Common Stock, $0.10 Par Value -38,397,527 shares outstanding as of December 31, 2000.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - November 30, 1999,
             August 31, 2000, and November 30, 2000                            3

    Consolidated Statements of Operations - Three Months
             Ended November 30, 1999 and November 30, 2000                     4

    Consolidated Statements of Cash Flows - Three Months
             Ended November 30, 1999 and November 30, 2000                     5

    Notes to Consolidated Financial Statements                                 6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              11


PART II.  OTHER INFORMATION
   Item 1.   Legal
Proceedings                                                                   14
   Item 4.   Submission of Matters to a Vote of Security Holders              14
   Item 5.
Business                                                                      14
   Item 6.   Exhibits and Reports on Form 8-K                                 20

Signatures                                                                    21

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                            November 30,        August 31,       November 30,
                                                                                1999              2000               2000
                                                                          -----------------    ------------    -----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $     5,544        $ 87,467         $     86,179
     Receivables, net                                                                8,456         181,305               13,635
     Inventories                                                                    76,142          35,278               76,160
     Prepaid expenses                                                                1,635           2,231                2,253
     Deferred income taxes                                                          12,865           7,420                7,420
                                                                          -----------------    ------------    -----------------
         Total current assets                                                      104,642         313,701              185,647
                                                                          -----------------    ------------    -----------------

PROPERTY, PLANT and EQUIPMENT, net                                                  65,030          65,044               64,706

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                                                          4,428           4,514                4,306

INTANGIBLES, net                                                                     4,346           4,250                4,278

OTHER ASSETS                                                                         3,233           2,625                2,492
                                                                          -----------------    ------------    -----------------
                                                                               $   181,679       $ 390,134         $    261,429
                                                                          =================    ============    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                             $     1,981        $  2,000          $     3,129
     Accounts payable                                                               39,352          23,441               28,897
     Accrued expenses                                                               22,922         164,702               45,820
        Income taxes payable                                                         1,698          25,172               13,914
                                                                          -----------------    ------------    -----------------
         Total current liabilities                                                  65,953         215,315               91,760
                                                                          -----------------    ------------    -----------------

LONG-TERM DEBT, less current maturities                                             21,700           2,482                3,140

DEFERRED INCOME TAXES                                                                5,773           4,975                4,975

MINORITY INTEREST IN SUBSIDIARIES                                                    8,519           7,734                8,236
                                                                          -----------------    ------------    -----------------
         Total noncurrent liabilities                                               35,992          15,191               16,351
                                                                          -----------------    ------------    -----------------

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.10 per share; 2,000,000 shares authorized:
         Series A Junior Participating Preferred, par value $0.10 per share;
         456,989 shares authorized; no shares issued or outstanding                      -               -                    -
         Series M Convertible Non-Voting Preferred, par value $0.10 per                107             107                  107
         share; 1,066,667 shares authorized; issued and outstanding
    Common stock, par value $0.10 per share; 100,000,000 shares authorized;
         38,832,269; 38,394,725 and  38,962,493 shares issued; 38,718,003;
         38,377,759 and 38,394,527 shares outstanding                                3,883           3,895                3,896
    Capital in excess of par value                                                  42,318          45,096               45,438
    Retained earnings                                                               38,268         123,552              117,442
   Accumulated other comprehensive loss                                            (2,669)         (3,146)              (3,689)
    Treasury stock at cost, 114,266; 567,966 and 567,966 shares                    (2,173)         (9,876)              (9,876)
                                                                          -----------------    ------------    -----------------
         Total stockholders' equity                                                 79,734         159,628              153,318
                                                                          -----------------    ------------    -----------------
                                                                               $   181,679       $ 390,134         $    261,429
                                                                          =================    ============    =================

The accompanying notes are an integral part of these balance sheets.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED NOVEMBER 30,
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                       1999                 2000
                                                                                  --------------       --------------

NET SALES AND LICENSING FEES                                                          $    4,549           $    9,694
COST OF SALES                                                                              4,248                7,399
                                                                                  --------------       --------------
GROSS PROFIT                                                                                 301                2,295
                                                                                  --------------       --------------

OPERATING EXPENSES:
      Research and development                                                             4,358                4,157
      Selling                                                                              3,239                3,128
      General and administrative                                                           3,084                3,941
                                                                                  --------------       --------------
                                                                                          10,681               11,226
                                                                                  --------------       --------------
      Unusual charges related to terminated merger                                           467                  160
                                                                                  --------------       --------------

OPERATING  LOSS                                                                         (10,847)              (9,091)

INTEREST INCOME, net                                                                          83                1,992
OTHER INCOME                                                                                  83                   22
MINORITY INTEREST IN (EARNINGS) / LOSSES OF SUBSIDIARIES                                     115                (502)
                                                                                  --------------       --------------

LOSS  BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
         ACCOUNTING CHANGE                                                              (10,566)              (7,579)
INCOME TAX BENEFIT                                                                         4,015                2,653
                                                                                  --------------       --------------

NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                   (6,551)              (4,926)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
         STARTUP COSTS, NET                                                              (2,965)                    -
                                                                                  --------------       --------------
NET LOSS                                                                                 (9,516)              (4,926)

DIVIDENDS ON PREFERRED STOCK                                                                (24)                 (32)
                                                                                  --------------       --------------
NET LOSS APPLICABLE TO COMMON SHARES                                                 $   (9,540)          $   (4,958)
                                                                                  ==============       ==============


BASIC AND DILUTED NET LOSS PER SHARE                                                 $    (0.25)          $    (0.13)
                                                                                  ==============       ==============

NUMBER OF SHARES USED IN BASIC AND DILUTED EARNINGS
         PER SHARE CALCULATIONS                                                           38,662               38,386
                                                                                  ==============       ===============
DIVIDENDS PER COMMON SHARE                                                            $     0.03           $     0.03
                                                                                  ==============       ==============

The accompanying notes are an integral part of these statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                 (in thousands)
                                   (Unaudited)

                                                                                      1999                  2000
                                                                                 ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $    (9,516)          $    (4,926)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                                         1,742                 1,874
     Minority interest in net (loss) income of subsidiaries                                (115)                   502
     Noncash changes in other comprehensive income                                             -                 (127)
Changes in current assets and liabilities:
     Receivables                                                                         139,470               167,670
     Inventories                                                                        (28,415)              (40,882)
    Prepaid expenses                                                                       (162)                  (22)
    Accounts payable                                                                      19,362                 5,456
    Accrued expenses                                                                   (120,134)             (118,882)
    Income taxes payable                                                                 (6,384)              (11,218)
    Intangibles and other assets                                                           1,014                    89
                                                                                 ----------------      ----------------
         Net cash used in operating activities                                           (3,138)                 (466)
                                                                                 ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                   (1,578)               (1,373)
                                                                                 ----------------      ----------------
         Net cash used in investing activities                                           (1,578)               (1,373)
                                                                                 ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                           (2,800)                     -
   Payments of long-term debt                                                           (11,400)                 (290)
   Dividends paid                                                                        (1,186)               (1,184)
   Proceeds from long-term debt                                                           17,062                   948
   Proceeds from short-term debt                                                               -                 1,129
   Proceeds from exercise of stock options                                                 1,156                   303
                                                                                 ----------------      ----------------
          Net cash provided by financing activities                                        2,832                   906
                                                                                 ----------------      ----------------

EFFECTS OF FOREIGN CURRENCY TRANSLATION LOSSES                                             (124)                 (355)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,008)               (1,288)
CASH AND CASH EQUIVALENTS, as of August 31                                                 7,552                87,467
                                                                                 ----------------      ----------------
CASH AND CASH EQUIVALENTS, as of November 30                                         $     5,544          $     86,179
                                                                                 ================      ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the three months for:
         Interest paid, net of capitalized interest                                   $      300            $      100
         Income taxes                                                                 $        -           $     8,600

Noncash financing activities:
         Tax benefit of stock option exercises                                        $        -            $       40

The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except percentages and share amounts)

1.  BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' (the "Company") business, the results of operations for the three month periods ended November 30, 1999 and November 30, 2000 or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2000.

Changes to Significant Accounting Policies
------------------------------------------

Derivative Financial Instruments

The Company uses various financial instruments that are considered derivatives to mitigate its risk to variability in cash flows related to soybean purchases and effectively fix the cost of a significant portion of its soybean raw material inventory. The terms of the hedging derivatives used by the Company are negotiated to approximate the terms of the forecasted transaction; therefore, the Company expects no material ineffectiveness. Hedging realized and unrealized gains and losses are recorded as a component of other comprehensive income and are reclassified into earnings in the period in which the forecasted transaction effects earnings (i.e. is sold or disposed) and generally occurs during the Company's second and third fiscal quarters. The Company does not speculate in derivatives.

Certain prior year balances have been reclassified to conform to the current year presentation.



2.   COMPREHENSIVE INCOME/LOSS
     -------------------------

Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Total comprehensive income for the three months ended November 30, 1999 and 2000, was (in thousands):

                                                                                 Three Months Ended
                                                                                    November 30,
                                                                              1999                 2000
                                                                        ------------------    ----------------
Net loss                                                                      $   (9,516)          $  (4,926)
                                                                        ------------------    ----------------
Other comprehensive (loss) income:
         Foreign currency translation losses                                        (124)               (355)
         Unrealized gains on hedging instruments                                       -                 127
         Income tax benefit related to other comprehensive income                     47                  80
                                                                        ------------------    ----------------
Other comprehensive loss, net of tax                                                 (77)               (148)
                                                                        ------------------    ----------------
Total comprehensive loss applicable to common stockholders                    $   (9,593)          $  (5,074)
                                                                        ==================    ================

3.  SEGMENT DISCLOSURES
    -------------------

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

The Company's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Profit and loss information is reported by segment to the chief operating decision maker and the Company's Board of Directors. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K filed for the year ending August 31, 2000 with significant changes described in Note 1 to the financial statements.

Information about the Company's segments for the three months ended November 30, 1999 and November 30, 2000 is as follows (in thousands):

                                          Three Months Ended
                                          ------------------
                                  November 30,          November 30,
                                      1999                  2000
                                -----------------     -----------------
Net Sales
     Domestic                            $   442               $    80
     International                         4,107                 9,614
                                        $  4,549             $   9,694
                                =================     =================

Operating Income/(Loss)
     Domestic                           $ 10,033            $ (10,099)
     International                           814                 1,008
                                        $ 10,847            $  (9,091)
                                =================     =================


Material Changes in Assets:

Accounts receivable decreased approximately $167,670,000 to $13,635,000 at November 30, 2000 from $181,305,000 at August 31, 2000. This decrease is primarily related to technology sublicense revenue collections from Monsanto. The corresponding royalty payments to Monsanto for the Bollgard and Roundup Ready licensing fees is reflected in the decrease of accrued expenses from August 31, 2000 to November 30, 2000.

4.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. D&PL adopted SFAS 133 effective September 1, 2000. The adoption of this statement did not have a material impact on D&PL's results of operations, financial position or cash flows.

Effective September 1, 1999, the Company adopted the reporting requirements of SOP 98-5 which resulted in a write-off, net of tax, of approximately $2,965,000 ($0.08 per share). The adjustment of $2,965,000, after income tax benefits of $1,817,000 to apply retroactively the new method is included in income for the first fiscal quarter of 2000.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101; Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC issued an amendment to SAB 101 which allows registrants to wait until the fourth quarter of their first fiscal year beginning after December 15, 1999 to implement SAB 101. Therefore, D&PL must adopt the requirements of SAB 101 no later than June 1, 2001. Management has determined that the adoption of SAB 101 will not have a material impact on the Company's annual financial statements.

5.  INVENTORIES
    -----------

Inventories consisted of the following (in thousands):

                                            November 30,            August 31,             November 30,
                                                1999                   2000                    2000
                                           ----------------      ------------------     --------------------

Finished goods                                  $   52,260             $    28,649              $    49,817
Raw materials                                       33,811                  11,327                   32,832
Growing crops                                          750                   1,744                      705
Supplies and other                                     745                   1,165                    1,040
                                           ----------------      ------------------     --------------------
                                                    87,566                  42,885                   84,394
Less reserves                                     (11,424)                 (7,607)                  (8,234)
                                           ----------------      ------------------     --------------------
                                                $   76,142             $    35,278              $    76,160
                                           ================      ==================     ====================

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. For the three months ending November 30, 2000, the Company recorded no gains or losses into earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges.

6.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

Property, plant and equipment consisted of the following (in thousands):


                                                   November 30,            August 31,              November 30,
                                                       1999                   2000                     2000
                                                 -----------------      ------------------       -----------------

Land and improvements                                  $    4,198               $   4 046               $   4,020
Buildings and improvements                                 37,722                  37,759                  37,791
Machinery and equipment                                    45,961                  46,239                  47,260
Germplasm                                                   7,500                   7,500                   7,500
Breeder and foundation seed                                 2,000                   2,000                   2,000
Construction in progress                                    1,115                   4,444                   4,528
                                                 -----------------      ------------------       -----------------
                                                           98,496                 101,988                 103,099
Less accumulated depreciation                            (33,466)                (36,944)                (38,393)
                                                 -----------------      ------------------       -----------------
                                                       $   65,030              $   65,044              $   64,706
                                                 =================      ==================       =================

7.  CONTINGENCIES
    --------------

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

8.  EARNINGS PER SHARE
    ------------------

Earnings Per Share
Basic and diluted EPS are the same due to the Company reporting a net loss in it first fiscal quarter in 2000 and 2001.

                                                                  For the Three Months
                                                                  --------------------
                                                                   Ended November 30,
                                                                   ------------------
Basic And Diluted Earnings per Share:
Net loss per share before cumulative effect of
         accounting change                                      $    (0.17)         $    (0.13)
Cumulative effect of accounting change                               (0.08)                   -
                                                            ---------------     ---------------

Net loss                                                        $    (0.25)         $    (0.13)
                                                            ===============     ===============

Number of shares used in basic and diluted earnings
         per share calculations                                      38,662              38,386
                                                            ===============     ===============
Dividends per common share                                       $     0.03          $     0.03
                                                            ===============     ===============


The table below reconciles the basic and diluted per share computations for income before the cumulative effect of a change in accounting principle:

                                                              For the Three Months
                                                              --------------------
                                                               Ended November 30,
                                                               ------------------
                                                                 1999                 2000
                                                            ----------------    -----------------
Income
    Net loss before cumulative
       effect of accounting change                              $  (6,551)          $   (4,926)
    Less:  Preferred stock dividends                                  (24)                 (32)
                                                          -----------------    -----------------
    Basic and diluted EPS:
    Net loss before cumulative effect of accounting
         change available to common stockholders                $  (6,575)           $  (4,958)
                                                          =================    =================
Shares
    Basic and diluted EPS shares                                    38,662               38,386
                                                          =================    =================
Per Share Amounts
    Basic and diluted net loss before cumulative
        effect of accounting change available to
        common stockholders                                      $  (0.17)            $  (0.13)
                                                          =================    =================


PART I.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview
--------

Due to the seasonal nature of the Company's business, D&PL typically incurs losses in its first and fourth fiscal quarters since the majority of the Company's domestic sales are made in its second and third quarters. Sales in the first and fourth quarters are generally limited to those made to smaller export markets and those made by the Company's non-U.S. joint ventures and subsidiaries located primarily in the Southern hemisphere.

Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are based on the number of acres expected to be planted with such seed and are recognized when the seed is shipped. The licensing fees charged to farmers is based on pre-established planting rates for eight such regions and the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors. Revenue is recognized based on the established technology fee per unit shipped to each geographic region. International export revenues are recognized upon the later of when seed is shipped or the date letters of credit are confirmed. Generally, international export sales are not subject to return. All other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

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

The reported net loss for the quarter ended November 30, 2000 of $4,926,000 was less than the loss of $9,516,000 reported in the comparable prior year quarter due primarily to increased sales by the Company's non-U.S. subsidiaries and joint ventures and a significant increase in interest income earned.

Results of Operations
---------------------

The following sets forth selected operating data of the Company (in thousands):

                                                                      For the Three Months
                                                                      --------------------
                                                                       Ended November 30
                                                                       -----------------
                                                                     1999            2000
                                                                 -----------    -----------
Operating results -
Net sales and licensing fees                                        $ 4,549         $ 9,694
Gross profit                                                            301           2,295
Operating expenses:
     Research and development                                         4,358           4,157
     Selling                                                          3,239           3,128
     General and administrative                                       3,084           3,941
     Unusual charges related to terminated                              467             160
merger
Operating loss                                                     (10,847)         (9,091)
Loss before income taxes and cumulative
effect                                                             (10,566)         (7,579)
     of accounting change
Net loss applicable to common shares
before                                                              (6,575)         (4,958)
     accounting change

The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):

                                                 November 30,           August 31,           November 30,
                                                     1999                  2000                  2000
                                               -----------------     -----------------     ------------------
Balance sheet summary-
Current assets                                     $    104,642           $   313,701           $    185,647
Current liabilities                                      65,953               215,315                 91,760
Working capital                                          38,689                98,386                 93,887
Property, plant and equipment, net                       65,030                65,044                 64,706
Total assets                                            181,679               390,134                261,429
Outstanding borrowings                                   23,681                 4,482                  6,269
Stockholders' equity                                     79,734               159,628                153,318


Three months ended November 30, 1999, compared to three months ended November 30, 2000:

Net sales and licensing fees increased approximately $5.2 million to $9.7 million from $4.5 million. The increase in net sales and licensing fees is primarily the result of increased sales by the Company's joint ventures and increased sales by the Company's Australian subsidiary.

Operating expenses increased from $10.7 million in the first fiscal quarter of 2000 to $11.2 million in fiscal 2001. This increase is primarily attributable to higher professional fees partially offset by lower contract research expense.

The Company reported net interest income of $0.08 million in the first fiscal quarter of 2000 compared to net interest income of $2.0 million in the first fiscal quarter of 2001.


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

In April 1998, the Company entered into a syndicated credit facility with its existing lender and two other financial institutions which provides for aggregate borrowings of $110 million. This agreement provides a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment is a long-term loan that may be borrowed upon at any time and is due April 1, 2001. The seasonal commitment is a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year and expires April 1, 2001. In addition, the lead lender has approved a $25.0 million credit line that can be activated by the Company as needed. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants. The Company had $55.0 million available for borrowing under the base commitment and $55.0 million available for borrowing under the seasonal commitment at November 30, 2000.

The financial covenants under the loan agreements require the Company to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at the Company's other quarter ends)
(b) maintain a fixed charge ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and (c) maintain at all times tangible net worth of not less than the sum of (i) $40 million plus (ii) 50% of net income (but not losses) determined on the last day of each fiscal quarter, commencing with August 31, 1998. At November 30, 2000, the Company was in compliance with these covenants.

Capital expenditures for the first fiscal quarter of 2001 were $1.4 million. The Company anticipates that domestic capital expenditures will approximate $8.0 million in 2001, excluding expected capital expenditures for foreign joint ventures. Capital expenditures in 2001 for international ventures are expected to range from $2.0 million to $3.0 million depending on the timing and outcome of such projects. Capital expenditures will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary.

Cash provided from operations, early payments from customers and borrowings under the loan agreement should be sufficient to meet the Company's 2001 working capital needs.

In the first quarter of fiscal 2001, the Board of Directors authorized a quarterly dividend of $0.03 per share, which was paid December 15, 2000 to the stockholders of record on November 30, 2000. The Board of Directors reviews the Company's dividend policy quarterly. The Board of Directors increased the quarterly dividend to $0.04 per share (a 33% increase) effective for the second quarter dividend to be paid on March 12, 2001, to the shareholders of record on February 28, 2001,

In the second quarter of 2000, the Board of Directors approved a Stock Repurchase Plan pursuant to which the Company expects to spend up to $50 million to repurchase its outstanding common stock. The shares repurchased will be used for stock issuance is pursuant to the Company's stock option plans, the expected conversion of the outstanding convertible Preferred Stock and for other corporate purposes. During the quarter ended November 30, 2000, no shares were re-purchased by D&PL.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Footnote 6

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Business

Domestic
--------

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

In 1980, D&PL added soybean seed to its product line. In 1996, D&PL commenced commercial sales in the United States of cotton planting seed containing Bollgard(R) gene technology licensed from Monsanto which expresses a protein toxic to certain lepidopteran insects. Since 1997, D&PL has marketed in the U.S. cotton planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready(R) Cotton"). In 1997, D&PL commenced commercial sales in the U.S. of soybean planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready Soybeans"). In 1998, D&PL commenced sales of cottonseed of varieties containing both the Bollgard and Roundup Ready gene technologies.

International
-------------

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

D&PL sells its products in foreign countries through (i) export sales from the U.S., (ii) direct in-country operations and to a lesser degree (iii) distributors or licensees. The method varies and evolves, depending upon the Company's assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. Prior to 1999, a majority of the Company's international sales resulted from exports from the U.S. of the Company's products rather than direct in-country operations. In 1999, direct in-country operations through joint ventures or subsidiaries (primarily,
Argentina, Australia, Brazil, China, and South Africa) comprised over one-half of total international sales which represented approximately 10% of consolidated sales. In 2000 and the first quarter of 2001, the majority of international sales came from joint ventures and export sales, (primarily China, Australia, Greece, and South Africa).

Joint Ventures
--------------

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

Subsidiaries
------------

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

Employees
---------

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

Acquisitions
------------

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

Biotechnology
-------------

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

Commercial Seed
---------------

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

Euro Currency Conversion
------------------------

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

The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those noted elsewhere in this Item and in "Risks and Uncertainties" in Item 7 of the Company's form 10(k) filed for the year ending August 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K

(a) 27.01 Financial Data Schedule

(b) Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended November 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DELTA AND PINE LAND COMPANY


Date:     January 15, 2001                 /s/ F. Murray Robinson
                                           ---------------------------
                                           F. Murray Robinson, Vice Chairman and
                                           Chief Executive Officer


Date:     January 15, 2001                 /s/ W. Thomas Jagodinski
                                           --------------------------
                                           W. Thomas Jagodinski,
                                           Vice President-Finance and Treasurer