Form 10-Q
period 2001-02-28
DELTA & PINE LAND CO
filed 2001-04-16
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2001 or

( )  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
     Exchange  Act  of  1934  For  the  transition   period  from  _________  to
     ___________


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

Common Stock, $0.10 Par Value - 38,530,916 shares outstanding as of March 30, 2001.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - February 29, 2000,
              August 31, 2000, and February 28, 2001                           3

    Consolidated Statements of Income - Three Months
              Ended February 29, 2000 and February 28, 2001                    4

    Consolidated Statements of Income - Six Months
              Ended February 29, 2000 and February 28, 2001                    5

    Consolidated Statements of Cash Flows - Six Months
             Ended February 29, 2000 and February 28, 2001                     6

    Notes to Consolidated Financial Statements                                 7

   Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              12


PART II.  OTHER INFORMATION
   Item 1.    Legal Proceedings                                               15
   Item 4.    Submission of Matters to a Vote of Security Holders             17
   Item 5.    Business                                                        17
   Item 6.    Exhibits and Reports on Form 8-K                                23
                  Signatures                                                  24

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                            February 29,        August 31,       February 28,
                                                                                2000              2000               2001
                                                                          -----------------    ------------    -----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $    17,345        $ 87,467          $    26,404
     Receivables, net                                                              127,614         181,305              194,721
     Inventories                                                                    74,118          35,278               66,005
     Prepaid expenses                                                                1,673           2,231                1,936
     Deferred income taxes                                                          12,865           7,420                7,420
                                                                          -----------------    ------------    -----------------
         Total current assets                                                      233,615         313,701              296,486

PROPERTY, PLANT and EQUIPMENT, net                                                  64,644          65,044               65,316

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                                                          4,647           4,514                4,263

INTANGIBLES, net                                                                     4,401           4,250                4,397

OTHER ASSETS                                                                         3,095           2,625                2,475
                                                                          -----------------    ------------    -----------------
                                                                               $   310,402       $ 390,134          $   372,937
                                                                          =================    ============    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                             $       663       $   2,000          $     2,612
     Accounts payable                                                               33,315          23,441               25,266
     Accrued expenses                                                               94,124         164,702              133,808
        Income taxes payable                                                        35,227          25,172               16,877
                                                                          -----------------    ------------    -----------------
         Total current liabilities                                                 163,329         215,315              178,563
                                                                          -----------------    ------------    -----------------

LONG-TERM DEBT, less current maturities                                                  -           2,482                2,916

DEFERRED INCOME TAXES                                                                5,773           4,975                4,975

MINORITY INTEREST IN SUBSIDIARIES                                                    8,825           7,734                8,521

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.10 per share; 2,000,000 shares authorized:
         Series A Junior Participating Preferred, par value $0.10 per share;
         456,989 shares authorized; no shares issued or outstanding                      -               -                    -
         Series M Convertible Non-Voting Preferred, par value $0.10 per
         share; 1,066,667 shares authorized; issued and outstanding                    107             107                  107
    Common stock, par value $0.10 per share; 100,000,000 shares authorized;
         38,843,547; 38,945,725 and  39,090,449 shares issued;                       3,884           3,895                3,909
         38,376,781;  38,377,759 and 38,522,483 shares outstanding
    Capital in excess of par value                                                  43,718          45,096               47,871
    Retained earnings                                                               95,710         123,552              139,745
   Accumulated other comprehensive loss                                             (2,850)         (3,146)              (3,794)
    Treasury stock at cost, 114,266; 567,966 and 567,966 shares                     (8,094)         (9,876)              (9,876)
                                                                          -----------------    ------------    -----------------
         Total stockholders' equity                                                132,475         159,628              177,962
                                                                          -----------------    ------------    -----------------
                                                                               $   310,402       $ 390,134         $    372,937
                                                                          =================    ============    =================

      The accompanying notes are an integral part of these balance sheets.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                   February 29,         February 28,
                                                                                       2000                 2001
                                                                                  --------------       --------------

NET SALES AND LICENSING FEES                                                          $  104,203           $  150,154
COST OF SALES                                                                             73,162               98,372
                                                                                  --------------       --------------
GROSS PROFIT                                                                              31,041               51,782
                                                                                  --------------       --------------

OPERATING EXPENSES:
      Research and development                                                             5,022                4,975
      Selling                                                                              3,596                3,361
         General and administrative                                                        2,985                4,033
                                                                                  --------------       --------------
                                                                                          11,603               12,369
                                                                                  --------------       --------------
      Special charges and unusual income item                                             74,694                    -
                                                                                  --------------       --------------

OPERATING  INCOME                                                                         94,132               39,413
                                                                                  --------------       --------------

INTEREST INCOME (EXPENSE), net                                                              (271)                 545
OTHER INCOME (EXPENSE), net                                                                   (4)              (2,167)
MINORITY INTEREST IN (EARNINGS) / LOSS OF SUBSIDIARIES                                        43                (517)
                                                                                  --------------       --------------

INCOME  BEFORE INCOME TAXES                                                               93,900               37,274
INCOME TAX PROVISION                                                                      35,265               13,388
                                                                                  --------------       --------------

NET INCOME                                                                                58,635               23,886

DIVIDENDS ON PREFERRED STOCK                                                                (40)                 (43)
                                                                                  --------------       --------------
NET INCOME APPLICABLE TO COMMON SHARES                                                 $  58,595           $   23,843
                                                                                  ==============       ==============


BASIC NET INCOME PER SHARE                                                              $   1.52            $    0.62
                                                                                  ==============       ==============

NUMBER OF SHARES USED IN BASIC EARNINGS
               PER SHARE CALCULATIONS                                                     38,644               38,425
                                                                                  ==============       ==============

DILUTED  NET INCOME PER SHARE                                                           $   1.46            $    0.59
                                                                                  ==============       ==============
NUMBER OF SHARES USED IN DILUTED EARNINGS
               PER SHARE CALCULATIONS                                                     40,110               40,101
                                                                                  ==============       ==============

DIVIDENDS PER COMMON SHARE                                                              $   0.03            $    0.04
                                                                                  ==============       ==============



        The accompanying notes are an integral part of these statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE SIX MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                   February 29,         February 28,
                                                                                       2000                 2001
                                                                                  --------------       --------------
NET SALES AND LICENSING FEES                                                         $   108,751           $  159,848
COST OF SALES                                                                             77,410              105,770
                                                                                  --------------       --------------
GROSS PROFIT                                                                              31,341               54,078
                                                                                  --------------       --------------

OPERATING EXPENSES:
      Research and development                                                             9,381                9,132
      Selling                                                                              6,833                6,489
      General and administrative                                                           6,069                7,973
                                                                                  --------------       --------------
                                                                                          22,283               23,594
                                                                                  --------------       --------------
      Special charges and unusual income item                                             74,227                    -
                                                                                  --------------       --------------

OPERATING  INCOME                                                                         83,285               30,484
                                                                                  --------------       --------------

INTEREST INCOME (EXPENSE), net                                                              (188)               2,536
OTHER INCOME (EXPENSE), net                                                                   78               (2,305)
MINORITY INTEREST IN (EARNINGS) / LOSS OF SUBSIDIARIES                                       159               (1,019)
                                                                                  --------------       --------------

INCOME  BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
         ACCOUNTING CHANGE                                                                83,334               29,696
INCOME TAX PROVISION                                                                      31,250               10,735
                                                                                  --------------       --------------

NET INCOME BEFORE CUMULATIVE EFFECT OF
               ACCOUNTING CHANGE                                                          52,084               18,961
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
         STARTUP COSTS, NET                                                                2,965                    -
                                                                                  --------------       --------------
NET INCOME                                                                                49,119               18,961

DIVIDENDS ON PREFERRED STOCK                                                                 (64)                 (75)
                                                                                  --------------       --------------
NET INCOME APPLICABLE TO COMMON SHARES                                               $    49,055           $   18,886
                                                                                  ==============       ==============


BASIC NET INCOME PER SHARE                                                            $     1.27            $    0.49
                                                                                  ==============       ==============
NUMBER OF SHARES USED IN BASIC EARNINGS
         PER SHARE CALCULATIONS                                                           38,653               38,405
                                                                                  ==============       ==============

DILUTED NET INCOME PER SHARE                                                          $     1.22            $    0.47
                                                                                  ==============       ==============
NUMBER OF SHARES USED IN DILUTED EARNINGS
               PER SHARE CALCULATIONS                                                     40,186               40,124
                                                                                  ==============       ==============

DIVIDENDS PER COMMON SHARE                                                            $     0.06            $    0.07
                                                                                  ==============       ==============



        The accompanying notes are an integral part of these statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                                  February 29,          February 28,
                                                                                      2000                  2001
                                                                                 ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $    49,119           $    18,961
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                         3,527                 3,501
     Loss on sale of equipment                                                                57                    23
     Minority interest in net income of subsidiaries                                        (159)                1,019
     Noncash changes in other comprehensive income                                             -                  (382)
Changes in current assets and liabilities:
     Receivables                                                                          20,312                13,416
     Inventories                                                                         (26,391)               30,727
    Prepaid expenses                                                                        (200)                  295
    Accounts payable                                                                      13,325                 1,825
    Accrued expenses                                                                     (46,025)              (30,894)
    Income taxes payable                                                                  27,145                (8,174)
    Intangibles and other assets                                                             852                    29
                                                                                 ----------------      ----------------
         Net cash provided by (used in) operating activities                              41,562               (57,940)
                                                                                 ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                    (3,008)               (3,673)
    Sale of investment property                                                                -                    15
                                                                                 ----------------      ----------------
         Net cash used in investing activities                                            (3,008)               (3,658)
                                                                                 ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                            (3,156)                 (539)
   Payments of long-term debt                                                            (53,628)                 (889)
   Dividends paid                                                                         (2,379)               (2,767)
   Proceeds from long-term debt                                                           36,628                 1,323
   Proceeds from short-term debt                                                               -                 1,151
    Minority interest portion of investment in subsidiaries                                  250                     -
    Minority interest in dividends paid by subsidiaries                                   (2,807)                 (232)
    Payments to acquire treasury stock                                                    (5,921)                    -
   Proceeds from exercise of stock options                                                 2,557                 2,667
                                                                                 ----------------      ----------------
                            Net cash provided by (used in) financing activities          (28,456)                  714
                                                                                 ----------------      ----------------

EFFECTS OF FOREIGN CURRENCY TRANSLATION LOSSES                                              (305)                 (179)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  9,793               (61,063)
CASH AND CASH EQUIVALENTS, as of August 31                                                 7,552                87,467
                                                                                 ----------------      ----------------
CASH AND CASH EQUIVALENTS, as of February 29 and 28                                  $    17,345           $    26,404
                                                                                 ================      ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the six months for:
         Interest, net of capitalized interest                                       $     1,000            $      100
         Income taxes                                                                $       400            $   18,000

Noncash financing activities:
         Tax benefit of stock option exercises                                       $     1,300            $      100


        The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except percentages and share amounts)

1.  BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' (the "Company") business, the results of operations for the three and six month periods ended February 29, 2000 and February 28, 2001 or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2000.

Certain prior year balances have been reclassified to conform to the current year presentation.

Changes to Significant Accounting Policies  - Derivative Financial Instruments

The Company uses various financial instruments that are considered derivatives to mitigate its risk to variability in cash flows related to soybean purchases and to effectively fix the cost of a significant portion of its soybean raw material inventory. The terms of the hedging derivatives used by the Company are negotiated to approximate the terms of the forecasted transaction; therefore, the Company expects the instruments used in hedging transactions to be highly effective in offsetting changes in cash flows of the hedged items. Hedging realized and unrealized gains and losses are recorded as a component of other comprehensive income and are reclassified into earnings in the period in which the forecasted transaction effects earnings (i.e. is sold or disposed) and generally occurs during the Company's second and third fiscal quarters. The Company does not speculate in derivatives.


2.   COMPREHENSIVE INCOME/LOSS
     -------------------------

Total comprehensive income for the three and six months ended February 29, 2000 and February 28, 2001, was (in thousands):

                                                            Three Months Ended                Six Months Ended
                                                      February 29,   February 28,         February  29,   February 28,
                                                        2000             2001                2000             2001
                                                     ------------     -----------         ------------    -------------

Net income                                              $ 58,635        $ 23,886              $49,119         $ 18,961
Other comprehensive (loss) income:
       Foreign currency translation gains/(losses)           181             176                 (305)            (179)
       Unrealized gain/(losses) on
hedging                         instruments                    -            (509)                   -             (382)
       Income tax benefit (expense)
           related to other comprehensive income             (68)            120                  115              203
                                                     ------------     -----------         ------------    -------------
Other comprehensive loss, net of tax                         113            (213)                (190)            (358)
                                                     ------------     -----------         ------------    -------------
 Total comprehensive income                              $58,748        $ 23,673              $48,929         $ 18,603
                                                     ============     ===========         ============    =============

3.  SEGMENT DISCLOSURES
    -------------------

The Company is in a single line of business and operates in two business segments, domestic and international. The Company's reportable segments offer similar products; however, the business units are managed separately due to the geographic dispersion of their operations. D&PL breeds, produces, conditions, and markets proprietary varieties of cotton and soybean planting seed in the United States. The international segment offers cottonseed in several foreign countries through both export sales and in-country operations. The Company develops its proprietary seed products through research and development efforts in the United States and certain foreign countries.

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

Information about the Company's segments for the three and six months ended February 29, 2000 and February 28, 2001 is as follows (in thousands):

                                               Three Months Ended                    Six Months Ended
                                        February  29,     February  28,       February  29,      February 28,
                                           2000               2001                 2000                2001
                                       --------------     -------------       ---------------    -----------------

Net sales
     Domestic                              $  89,483         $ 128,297             $  89,925           $  128,378
     International                            14,720            21,857                18,826               31,470
                                       --------------    --------------       ---------------    -----------------
                                           $ 104,203         $ 150,154             $ 108,751           $  159,848
                                       ==============    ==============       ===============    =================

Operating income
     Domestic                              $  88,650          $ 31,330             $  78,617           $   21,392
     International                             5,482             8,083                 4,668                9,092
                                       --------------    --------------       ---------------    -----------------
                                           $  94,132          $ 39,413             $  83,285           $   30,484
                                       ==============    ==============       ===============    =================


Material Changes in Assets:

     Inventories increased approximately $30,727 to $66,005 at February 28, 2001 from $35,278 at August 31, 2000. This increase reflects the seasonal nature of the Company's domestic production cycle. The Company's domestic segment purchases bulk seed in its first and second fiscal quarters and begins production for the current year's selling season. The increase at February 28, 2001 from August 31, 2000 in inventories and accounts payable is primarily related to those events and is consistent with the Company's historical experience.

     Accounts receivable increased approximately $13,416 to $194,721 at February 28, 2001 from $181,305 at August 31, 2000. This increase is primarily related to second quarter sales in both the domestic and international segments partially offset by the collection of sublicense revenue for the 2000 season in September 2000. The decrease in accrued expenses from August 31, 2000 to February 28, 2001 is primarily attributable to the related royalty payment for the Bollgard and Roundup Ready gene technologies for the 2000 season.


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

Effective September 1, 1999, the Company adopted the reporting requirements of SOP 98-5 which resulted in a write-off, net of tax, of approximately $2,965 ($0.08 per share). The adjustment of $2,965 after income tax benefits of $1,817 to apply retroactively the new method is included in income for the first fiscal quarter of 2000.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC issued an amendment to SAB 101 which allows registrants to wait until the fourth quarter of their first fiscal year beginning after December 15, 1999 to implement SAB 101. Therefore, D&PL must adopt the requirements of SAB 101 no later than June 1, 2001. Management has determined that the adoption of SAB 101 will not have a material impact on the Company's annual financial statements.


5.  INVENTORIES
    -----------

Inventories consisted of the following (in thousands):

                                            February 29,            August 31,             February 28,
                                                2000                   2000                    2001
                                           ----------------      ------------------     --------------------
Finished goods                                  $   57,289             $    28,649              $    54,316
Raw materials                                       25,835                  11,327                   21,287
Growing crops                                          360                   1,744                    1,245
Supplies and other                                     537                   1,165                      721
                                           ----------------      ------------------     --------------------
                                                    84,021                  42,885                   77,569
Less reserves                                       (9,903)                 (7,607)                 (11,564)
                                           ----------------      ------------------     --------------------
                                                $   74,118             $    35,278              $    66,005
                                           ================      ==================     ====================

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. For the three months ending February 28, 2001, the Company recorded no gains or losses as a result of hedge ineffectiveness.


6.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

Property, plant and equipment consisted of the following (in thousands):

                                                   February 29,            August 31,              February 28,
                                                       2000                   2000                     2001
                                                 -----------------      ------------------       -----------------
Land and improvements                                  $    4,119               $   4 046               $   4,014
Buildings and improvements                                 37,325                  37,759                  37,813
Machinery and equipment                                    46,378                  46,239                  47,709
Germplasm                                                   7,500                   7,500                   7,500
Breeder and foundation seed                                 2,000                   2,000                   2,000
Construction in progress                                    2,057                   4,444                   6,350
                                                 -----------------      ------------------       -----------------
                                                           99,379                 101,988                 105,386
Less accumulated depreciation                             (34,735)                (36,944)                (40,070)
                                                 -----------------      ------------------       -----------------
                                                       $   64,644              $   65,044              $   65,316
                                                 =================      ==================       =================


7.  CONTINGENCIES
    --------------

The Company is named as a defendant in various lawsuits that allege, among other things, that certain of the Company's products (including Monsanto's technology) did not perform as the farmer had anticipated or expected. In many of these suits, Monsanto and, in some cases, the distributor/dealer who sold the seed were also named. In all cases where the seed sold contained either or both of Monsanto's Bollgard and Roundup Ready gene technologies, D&PL tendered the defense of these cases to Monsanto and requested indemnity. Pursuant to the terms of the February 6, 1996 Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") and the February 6, 1996 Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") (both as amended December 8, 1999) D&PL has a right to be contractually indemnified by Monsanto against all claims arising out of the failure of Monsanto's gene technology. Some of the product liability lawsuits contain varietal claims which are aimed solely at the Company. D&PL does not have a right to indemnification from Monsanto, however, for any claims involving varietal characteristics separate from or in addition to the failure of the Monsanto gene technology. The Company believes that the resolution of these matters will not have a material impact on its consolidated financial statements. The Company intends to vigorously defend itself in these matters.
See Part II, Item I for a discussion of each case.

In October 1996, Mycogen Plant Science, Inc. and Agrigenetics, Inc. (collectively "Mycogen") filed a lawsuit in U.S. District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's patents have been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit, which went to trial in January 1998, sought injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. A jury found in favor of D&PL and Monsanto on issues of infringement holding Mycogen's patents invalid. Mycogen subsequently re-filed a motion for a new trial and for a judgment in favor of Mycogen as a matter of law. The trial court has ruled in these motions holding for Mycogen on certain issues but sustaining the jury verdict in favor of D&PL and Monsanto. Mycogen then appealed. On March 14, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court's judgment for D&PL and Monsanto. Mycogen now has the right to file a petition for certiorari in the United States Supreme Court. The time for such a petition has not expired, but there is no indication that Mycogen intends to do so. Pursuant to the terms of the Bollgard Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims and certain other losses and costs.

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

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300 Guatemalan quetzales (approximately $678 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have a material impact on the Company's consolidated financial statements. The Company continues to offer seed for sale in Guatemala.

In November 1999, Bios Agrosystems S.A. ("Bios"), a former distributor of SureGrow brand cotton seed in Greece, brought suit in the U.S. District Court in Delaware against D&PL International Technology, D&PL's subsidiary, to enjoin the termination of its distributorship which was to become effective at the end of November 1999. The suit demanded a declaratory judgment that the termination is not effective and compensatory and punitive damages for wrongful termination. Bios also filed a request for arbitration and a parallel suit seeking injunctive relief in a Greek court. In January 2000, the U. S. District Court denied the request for an injunction to prevent termination of Bios' distributorship and subsequently enjoined Bios from proceeding with parallel litigation in the Greek courts. Bios appealed to the United States Court of Appeals for the Third Circuit. In March 2001, Bios gave notice that it was dismissing its appeal. Bios has not indicated whether or not it will continue to seek to arbitrate its claims. D&PL believes this litigation will be resolved without material effect on D&PL's combined financial condition and without interference with the distribution of SureGrow brand cottonseed in Greece.

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

D&PL expects that both the 1996 CID and the 1999 CID will be closed, with respect to D&PL, with no material effect to the Company's financial condition or results of operations.

8.  EARNINGS PER SHARE
    ------------------

                                                        For the Three Months Ended         For the Six Months Ended
                                                        --------------------------         ------------------------
                                                      February 29,      February 28,      February 29,      February 28,
                                                          2000              2001              2000              2001
                                                      -------------     -------------    ---------------    --------------
Basic Earnings per Share -
Net income per share before cumulative effect
         of accounting change                               $  1.52           $ 0.62             $ 1.35           $  0.49
Cumulative effect of accounting change                            -                -              (0.08)                -
                                                      --------------    -------------    ---------------    --------------
Net income                                                  $  1.52           $ 0.62             $ 1.27           $  0.49
                                                      ==============    =============    ===============    ==============

Number of shares used in per share calculations              38,644           38,425             38,653            38,405
                                                      ==============    =============    ===============    ==============

Diluted Earnings per Share -
Net income per share before cumulative effect
         of accounting change                               $  1.46           $ 0.59             $ 1.29           $  0.47
Cumulative effect of accounting change                            -                -              (0.07)                -
                                                      --------------    -------------    ---------------    --------------
Net income                                                  $  1.46           $ 0.59             $ 1.22           $  0.47
                                                      ==============    =============    ===============    ==============

Number of shares used in per share calculations              40,110           40,101             40,186            40,124
                                                      ==============    =============    ===============    ==============

Dividends per common share                                   $ 0.03           $ 0.04             $ 0.06            $ 0.07
                                                      ==============    =============    ===============    ==============


The table below reconciles the basic and diluted per share computations for income before the cumulative effect of a change in accounting principle:

                                                       For the Three Months Ended           For the Six Months Ended
                                                       --------------------------           ------------------------
(in thousands, except per share amounts)              February 29,      February 28,      February 29,      February 28,
                                                          2000              2001              2000              2001
                                                      -------------     -------------    ---------------    --------------
Income:
    Net income before cumulative effect  of
                       accounting change                  $  58,635         $  23,886         $  52,084          $  18,961
    Less:  Preferred stock dividends                            (40)              (43)              (64)               (75)
                                                      -------------     -------------    --------------     --------------
    Basic EPS:
    Net income before cumulative effect  of
                      accounting change                      58,595            23,843            52,020             18,886
    Effect of Dilutive Securities:
    Convertible Preferred Stock Dividends                        40                43                64                 75
                                                      -------------     -------------    --------------     --------------
    Diluted EPS:
    Net income before cumulative effect
    of accounting change available
    to common stockholders plus assumed                   $  58,635         $  23,886         $  52,084          $  18,961
    conversions
Shares:
        Basic EPS Shares                                     38,644           38,425             38,653            38,405
        Effect of Dilutive Securities:
             Options to purchase stock                          399              609                466               652
             Convertible preferred stock                      1,067            1,067              1,067             1,067
                                                      --------------    -------------    ---------------    --------------
     Diluted EPS Shares                                      40,110           40,101             40,186            40,124
                                                      ==============    =============    ===============    ==============
Per Share Amounts:
         Basic                                             $   1.52         $   0.62           $   1.34          $   0.49
                                                      ==============    =============    ===============    ==============
         Diluted                                           $   1.46         $   0.59           $   1.30          $   0.47
                                                      ==============    =============    ===============    ==============

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

Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are based on the number of acres expected to be planted with such seed and are recognized when the seed is shipped. The licensing fees charged to farmers is based on pre-established planting rates for eight regions and the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors. Revenue is recognized based on the established technology fee per unit shipped to each geographic region. International export revenues are recognized upon the later of when seed is shipped or the date letters of credit are confirmed. Generally, international export sales are not subject to return. All other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

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

Net income for the quarter ended February 28, 2001 of $23,886,000 was less than the net income of $58,635,000 reported in the comparable prior year quarter. This is due primarily to the recognition of the $81 million merger termination fee, net of related expenses of $6 million, in the prior year ($46.6 million after tax). Sales and net income in 2001 were favorably affected by 1) an acceleration of orders and shipments into the Company's second quarter from the third quarter in the current year; 2) increased sales by the Company's non-U.S. subsidiaries and joint ventures and 3) an increase in interest income earned.

Results of Operations
---------------------

The following sets forth selected operating data of the Company (in thousands):

                                                    For the Three Months Ended           For the Six Months Ended
                                                    -------------------------           ------------------------
                                                 February 29,     February 28,      February 29,       February 28,
                                                     2000             2001              2000               2001
                                                 -------------    -------------     --------------    ---------------
Operating results -
Net sales and licensing fees                        $ 104,203          $150,154          $108,751           $159,848
Gross profit                                           31,041            51,782            31,341             54,078
Operating expenses:
     Research and development                           5,022             4,975             9,381              9,132
     Selling                                            3,596             3,361             6,833              6,489
     General and administrative                         2,985             4,033             6,069              7,973
     Special charges and unusual income item          (74,694)                -           (74,227)                 -
Operating income                                       94,132            39,413            83,285             30,484
Income before income taxes and cumulative
     effect of accounting change                       93,900            37,274            83,334             29,696
Net income applicable to common shares                 58,595            23,843            49,055             18,886

The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):

                                                 February 29,           August 31,           February 28,
                                                     2000                  2000                  2001
                                               -----------------     -----------------     ------------------
Balance sheet summary-
Current assets                                     $    233,615           $   313,701           $    296,486
Current liabilities                                     163,329               215,315                178,563
Working capital                                          70,286                98,386                117,923
Property, plant and equipment, net                       64,644                65,044                 65,316
Total assets                                            310,402               390,134                372,937
Outstanding borrowings                                      663                 4,482                  5,528
Stockholders' equity                                    132,475               159,628                177,962


Three months ended February 29, 2000, compared to three months ended February 28, 2001:

Net sales and licensing fees increased approximately $46.0 million to $150.2 million from $104.2 million. This increase is primarily the result of a shift of domestic orders and shipments from the Company's third fiscal quarter into the second fiscal quarter. Additionally, the International segment experienced increased export sales to Greece, increased sales at the Company's Australian subsidiary, and continued market penetration by the Company's joint ventures in China.

Operating expenses increased from $11.6 million in the second quarter of 2000 to $12.4 million in the second quarter of 2001. This increase is primarily attributable to higher property and casualty insurance premiums and higher professional fees.

The Company reported net interest income of $0.5 million compared to net interest expense of $0.3 million in the same quarter of the prior year due to higher average available funds.

Other expense increased approximately $2.2 million in the second quarter of 2001 compared to the same quarter of the prior year and is primarily attributable to additional contingency reserves and related costs as well as foreign exchange losses.

Six months ended February 29, 2000, compared to six months ended February 28, 2001:

Net sales and licensing fees increased approximately $51.0 million to $159.8 million from $108.8 million. This increase is primarily the result of a shift of domestic orders and shipments from the Company's third fiscal quarter into the second fiscal quarter. Additionally, the International segment experienced increased export sales to Greece, increased sales at the Company's Australian subsidiary, and continued market penetration by the Company's joint ventures in China.

Operating expenses increased from $22.3 million through the second quarter of 2000 to $23.6 million for the same period in 2001. This increase is primarily attributable to higher property and casualty insurance premiums and higher professional fees the effects of which were partially offset by lower contract research expense.

The Company reported net interest income of $2.5 million compared to net interest expense of $0.2 million for the same period of the prior year due to higher average available funds.

The Company reported net other expense of approximately $2.3 million for the six months ended February 28, 2001 compared to net other income of approximately $0.1 million for the same period of the prior year and is primarily attributable to additional contingency reserves and related costs as well as foreign exchange losses.

On May 8, 1998, the Company entered into a merger agreement with Monsanto Company ("Monsanto"), pursuant to which the Company would be merged with and into Monsanto. On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger. On December 30, 1999, the Company filed suit (the "December 30 suit") in the First Judicial District of Bolivar County,
Mississippi, seeking, among other things, the payment of the $81 million termination fee due pursuant to the merger agreement, compensatory damages of $1 billion and punitive damages in an amount to be proved at trial for Monsanto's breach of contract. On January 2, 2000, the Company and Monsanto reached an agreement whereby the Company would withdraw the December 30 suit, and Monsanto would immediately pay the $81 million. The parties agreed to negotiate in good faith over the following two weeks and Monsanto agreed to make members of its senior management available to conduct such negotiations. It was also agreed that if no consensual resolution was reached, the lawsuit brought by the Company would be re-filed. On January 3, 2000, Monsanto paid to the Company a termination fee of $81 million as required by the merger agreement. On January 18, 2000, the Company re-filed a suit restating essentially all of the allegations contained in the December 30 suit.



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

The Company records receivables for licensing fees on Bollgard and Roundup Ready seed sales as the seed is shipped, usually in the Company's second and third quarters. The Company has contracted the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto. In September, the technology fees are due at which time D&PL receives payment from Monsanto. D&PL then pays Monsanto its related royalty.

The Company maintains a syndicated credit facility with its primary lender and two other financial institutions which provides for aggregate borrowings of $110 million. This agreement provides a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment is a long-term loan that may be borrowed upon at any time and was due April 1, 2001. The seasonal commitment is a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year and expired April 1, 2001. In addition, the lead lender approved a $25.0 million credit line that can be activated by the Company as needed. Each commitment offers variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants. The Company had $55.0 million available for borrowing under the base commitment and $55.0 million available for borrowing under the seasonal commitment at February 28, 2001.

The financial covenants under the loan agreements require the Company to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at the Company's other quarter ends)
(b) maintain a fixed charge ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and (c) maintain at all times tangible net worth of not less than the sum of (i) $40 million plus (ii) 50% of net income (but not losses) determined on the last day of each fiscal quarter, commencing with August 31, 1998. At February 28, 2001, the Company was in compliance with these covenants.

The lead lender and the Company have executed a commitment letter to renew the existing facility with terms and conditions substantially similar to the newly expired facility. The lead lender has also provided a bridge facility for $30 million which the Company will utilize until the syndicated facility is finalized, which is expected to occur by May 31, 2000. Management believes that the bridge facility, along with cash on hand and cash generated from operations, will be sufficient to meets its working capital needs until the renewed facility is executed.

Capital expenditures for the second quarter of 2001 were $2.3 million ($3.7 million for the six months ended February 28, 2001). The Company anticipates that domestic capital expenditures will approximate $8.0 million in 2001. Capital expenditures in 2001 for international ventures are expected to range from $2.0 million to $3.0 million depending on the timing and outcome of such projects. Capital expenditures will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary.

The Board of Directors reviews the Company's dividend policy quarterly. In the second quarter of 2001, The Board of Directors increased the quarterly dividend to $0.04 per share (a 33% increase) effective for the second and subsequent fiscal quarters. This dividend was paid on March 12, 2001, to the shareholders of record on February 28, 2001.

In the second quarter of 2000, the Board of Directors approved a Stock Repurchase Plan pursuant to which the Company may spend up to $50 million to repurchase its outstanding common stock. The shares repurchased will be used for stock issuances pursuant to the Company's stock option plans, the expected conversion of the outstanding convertible Preferred Stock and for other corporate purposes. During the quarter ended February 28, 2001, no shares were repurchased by D&PL.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

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

The Company and Monsanto are named as defendants, along with local seed or technology distributors in sixteen lawsuits filed in Alabama. Four were filed in Autauga County, three on March 23, 2000 and one on March 27, 2000; three were filed in Barbour County, two on October 19, 2000, and one on November 7, 2000; three were filed in Chilton County on March 22, 2000; one was filed in Dallas County on March 22, 2000; one was filed in Elmore County on March 22, 2000; one was filed in Escambia County on April 5, 2000; two were filed in Lowndes County, one on March 14 and one on March 22, 2000; and one was filed in Wilcox County on March 22, 2000. These lawsuits, with the exception of the Escambia and Barbour County cases, were removed to the United States District Court for the Middle District of Alabama, but subsequently remanded back to the state court in which they were filed. In each case the plaintiff alleges, among other things, that certain cottonseed acquired from D&PL, which contained either the Roundup Ready(R) gene, the Bollgard(R) gene or both of such genes, did not perform as the farmers had anticipated or as allegedly represented to them. These lawsuits also include varietal claims based solely at the Company. Twelve of these lawsuits were earlier filed as seed arbitration claims with the Alabama Department of Agriculture. Eleven were dismissed for lack of jurisdiction by that entity, the case in Escambia County was heard and the Company was exonerated from liability. The Company and Monsanto have investigated the claims, and are continuing to investigate the claims, to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between D&PL and Monsanto and the Bollgard(R) Gene Licensing Agreement between D&PL and Monsanto, D&PL has a contractual right to be indemnified against all claims arising out of the failure of Monsanto's gene technology. D&PL will not have a right to indemnification, however, from Monsanto for any claim involving varietal characteristics separate from or in addition to the failure of the Monsanto technology and such claims are contained in each of these lawsuits.

The Company and Monsanto and various retail seed suppliers were named in three pending lawsuits in the State of South Carolina. One lawsuit was filed November 15, 1999, in the Beaufort Division of the United States District Court, District of South Carolina; both other cases were filed on November 15, 1999, in the Court of Common Pleas of Hampton County, South Carolina. The two state court lawsuits were removed to the United States District Court for the District of South Carolina but were subsequently remanded back to the state court in which they were filed. In each of these cases the plaintiff alleges, among other things, that certain seed acquired from D&PL which contained the Roundup Ready(R) gene and/or the Bollgard(R) gene did not perform as the farmer had anticipated. These lawsuits also include varietal claims aimed solely at the Company. of these cases, one filed in Hampton County and the other filed in the United States District Court seek class action treatment for all purchasers of certain D&PL varieties which contain the Monsanto technology. The Company and Monsanto are continuing to investigate the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between D&PL and Monsanto and the Bollgard(R) Gene Licensing Agreement between D&PL and Monsanto, D&PL has a contractual right to be indemnified against all claims arising out of the failure of Monsanto's gene technology. D&PL will not have a right to indemnification, however, from Monsanto for any claim involving varietal characteristics separate from or in addition to the failure of the Monsanto technology and such claims are contained in each of these lawsuits.

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

On March 7, 2001, the Company and Monsanto and local distributors were named in a lawsuit filed in Bladen County, North Carolina. This lawsuit alleges that certain cottonseed varieties containing the Roundup Ready(R) gene did not perform as promised and that the farmer suffered as a result of lack of tolerance of his growing crop to applications of Roundup(R). The Company and Monsanto are investigating this claim to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup Ready(R) gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene and such claims are contained in this complaint.

On February 5, 2001, D&PL and Monsanto and a local seed distributor were named in a lawsuit filed in the Sixth Judicial Court, Parish of East Carroll, Louisiana. This lawsuit alleges that certain cottonseed varieties sold by D&PL which contained Monsanto's licensed gene technology suffered from a disease or malady known as bronze wilt. The Company and Monsanto are presently investigating this claim to determine the cause or causes of the alleged problem. The lawsuit does not allege that the Monsanto gene technology failed and, accordingly, it does not appear that D&PL has a claim for indemnity or defense under the Roundup Ready(R) Gene Agreement as the claim alleges defective varietal characteristics only.

In October 1996, Mycogen Plant Science, Inc. and Agrigenetics, Inc. (collectively "Mycogen") filed a lawsuit in U.S. District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's patents have been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit, which went to trial in January 1998, sought injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. A jury found in favor of D&PL and Monsanto on issues of infringement holding Mycogen's patents invalid. Mycogen subsequently re-filed a motion for a new trial and for a judgment in favor of Mycogen as a matter of law. The trial court has ruled in these motions holding for Mycogen on certain issues but sustaining the jury verdict in favor of D&PL and Monsanto. Mycogen then appealed. On March 14, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court's judgment for D&PL and Monsanto. Mycogen now has the right to file a petition for certiorari in the United States Supreme Court. The time for such a petition has not expired, but there is no indication that Mycogen intends to do so. Pursuant to the terms of the Bollgard Agreement, Monsanto is required to defend D&PL against patent infringement claims and indemnify D&PL against damages from any patent infringement claims and certain other losses and costs.

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

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300 Guatemalan quetzales (approximately $678 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have a material impact on the Company's consolidated financial statements. The Company continues to offer seed for sale in Guatemala.

In November 1999, Bios Agrosystems S.A. ("Bios"), a former distributor of SureGrow brand cotton seed in Greece, brought suit in the U.S. District Court in Delaware against D&PL International Technology, D&PL's subsidiary, to enjoin the termination of its distributorship which was to become effective at the end of November 1999. The suit demanded a declaratory judgment that the termination is not effective and compensatory and punitive damages for wrongful termination. Bios also filed a request for arbitration and a parallel suit seeking injunctive relief in a Greek court. In January 2000, the U. S. District Court denied the request for an injunction to prevent termination of Bios' distributorship and subsequently enjoined Bios from proceeding with parallel litigation in the Greek courts. Bios appealed to the United States Court of Appeals for the Third Circuit. In March 2001, Bios gave notice that it was dismissing its appeal. Bios has not indicated whether or not it will continue to seek to arbitrate its claims. D&PL believes this litigation will be resolved without material effect on D&PL's combined financial condition and without interference with the distribution of SureGrow brand cottonseed in Greece.

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

D&PL expects that both the 1996 CID and the 1999 CID will be closed, with respect to D&PL, with no material effect to the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Delta and Pine Land Company was held on December 29, 2000. The following matters were brought to a vote with the noted results:

                     Item                              For           Against         Abstain          Non-Voted
                     ----                              ---           -------         -------          ---------
1.   Re-elect of Class I Directors                  28,589,920          0            214,057          9,589,127
      Stanley P. Roth
      Nam-Hai Chua

2.   Approve Arthur Andersen,
     LLP as principal independent certified
     public accountants for the fiscal year         28,507,627          0            296,350          9,589,127
     ending August 31, 2001



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

In 1980, D&PL added soybean seed to its product line. In 1996, D&PL commenced commercial sales in the United States of cotton planting seed containing Bollgard(R) gene technology licensed from Monsanto which expresses a protein toxic to certain lepidopteran insects. Since 1997, D&PL has marketed in the U.S. cotton planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready(R) Cotton"). In 1997, D&PL commenced commercial sales in the U.S. of soybean planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready(R) Soybeans"). In 1998, D&PL commenced sales of cottonseed of varieties containing both the Bollgard and Roundup Ready gene technologies.

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

D&PL sells its products in foreign countries through (i) export sales from the U.S., (ii) direct in-country operations and to a lesser degree (iii) distributors or licensees. The method varies and evolves, depending upon the Company's assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. Prior to 1999, a majority of the Company's international sales resulted from exports from the U.S. of the Company's products rather than direct in-country operations. Since 1999, direct in-country operations through joint ventures or subsidiaries (primarily Argentina, Australia, Brazil, China, and South Africa) have comprised over one-half of total international sales (which have represented approximately 10% of consolidated sales). In 2000 and the first half of 2001, the majority of international sales came from sales in China, Australia, Greece, and South Africa.

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

In July 1998, D&PL China and the Anhui Provincial Seed Corporation formed a joint venture, Anhui An Dai Cotton Seed Technology Company, Ltd. ("An Dai") which is located in Hefei City, Anhui, China. Under the terms of the joint venture agreement, the newly formed entity will produce, condition and sell acid delinted D&PL varieties of cottonseed which contain Monsanto's Bollgard gene.
The joint venture did not receive authority to operate from the Chinese government until after the 1999 selling season was completed; therefore, commercial sales of D&PL cotton varieties containing the Bollgard gene technology began in 2000.

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

Deltapine Australia Pty. Ltd., a wholly-owned Australian subsidiary of D&PL, conducts breeding, production, conditioning and marketing of cotton planting seed in Australia. Certain varieties developed in Australia are well adapted to other Southern Hemisphere cotton producing countries and Australian developed varieties are exported to these areas. The Company sells seed of both conventional and transgenic varieties in Australia. The Company, through its Australian operations, is identifying smaller potential export markets for the Company's products throughout Southeast Asia. The adaptability of the Company's germplasm must be evaluated in the target markets before such sales can be made. The recent instability of the economies in some of the countries in this region will make rapid market development more difficult.

Employees
---------

As of February 28, 2001, the Company employed in the United States a total of 532 full time, non-seasonal, employees plus an estimated 86 employees of ex-US joint ventures. Due to the nature of the business, the Company utilizes seasonal employees in its delinting plants and its research and foundation seed programs. The maximum number of seasonal employees approximates 300 and typically occurs in October and November of each year. The Company considers its employee relations to be good.

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

In February 1997, the Company and Monsanto executed the Roundup Ready Soybean License Agreement (the "Roundup Ready Soybean Agreement") which provides for the commercialization of Roundup Ready soybean seed and has provisions similar to the Roundup Ready Agreement for cottonseed. D&PL and Monsanto are currently renogotiating terms of sale for Round Up Ready (R) soybeans for the 2001 and future selling seasons.

On July 27, 1999, United States Patent No. 5,929,300 was issued to the United States of America as represented by the Secretary of Agriculture (USDA) entitled POLLEN BASED TRANSFORMATION SYSTEM USING SOLID MEDIA. D&PL has an option to obtain a license for pollen transformation, subject to certain rights reserved to the USDA. D&PL and the USDA have executed a commercialization agreement. The patent covers transformation of plants.

In March 1998, D&PL was granted United States Patent No. 5,723,765, entitled CONTROL OF PLANT GENE EXPRESSION as well as two subsequently issued patents. These patents are owned jointly by D&PL and the United States of America, as represented by the Secretary of Agriculture. The patents broadly cover plants and seed, both transgenic and conventional, of all species for a system designed to allow control of progeny seed viability without harming the crop. One application of the technology could be to control unauthorized planting of seed of proprietary varieties (sometimes called "brown bagging") by making such practice non-economic since unauthorized saved seed will not germinate, and would be useless for planting. The patent has the prospect of opening significant worldwide seed markets to the sale of transgenic technology in varietal crops in which crop seed currently is saved and used in subsequent seasons as planting seed. D&PL has stated it intends that licensing of this technology will be made widely available to other seed companies.

These patents were developed from a research program conducted pursuant to a Cooperative Research and Development Agreement between D&PL and the U.S. Department of Agriculture's Agricultural Research Service in Lubbock, Texas. The technologies resulted from basic research and will require further development, which is already underway, in order to be used in commercial seed. The Company estimates that it will be several years before these technologies could be available commercially.

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

Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized based on the number of acres expected to be planted with such seed when the seed is shipped. The licensing fee charged to farmers is based on pre-established planting rates for eight geographic regions and the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors. Revenue is recognized based on the established technology fee per unit shipped to each geographic region. International export revenues are recognized upon the later of when seed is shipped or the date letters of credit are confirmed. Generally, international export sales are not subject to return. All other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

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

     The recent publicity related to genetically modified organisms ("GMOs") or products made from plants that contain GMOs may have an effect on the Company's sales in the future. In 2000, approximately 89% of the Company's cottonseed that was sold in the United States contained either the Bollgard, Roundup Ready, or both gene technologies and 80% of the Company's soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the alleged concern over finished products that contain GMOs could impact demand for crops (and ultimately seed) raised from seed containing such traits.

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

The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those noted elsewhere in this Item and in "Risks and Uncertainties" in Item 7 of the Company's Form 10K filed for the year ending August 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K

(a) 27.01 Financial Data Schedule

(b) Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended February 28, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     DELTA AND PINE LAND COMPANY


Date:     April 16, 2001                                 /s/ F. Murray Robinson
                                                         ----------------------
                                                         F. Murray Robinson,
                                                         Vice Chairman and
                                                         Chief Executive Officer


Date:     April 16, 2001                                /s/ W. Thomas Jagodinski
                                                        ------------------------
                                                        W. Thomas Jagodinski,
                                                        Senior Vice President -
                                                        Finance and Treasurer