Form 10-Q
period 2001-05-31
DELTA & PINE LAND CO
filed 2001-07-16
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2001 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
     ___________________



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

Common  Stock,  $0.10 Par Value - 38,538,994  shares  outstanding  as of May 31,
2001.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - May 31, 2000,
              August 31, 2000, and May 31, 2001                                3

    Consolidated Statements of Income - Three Months
              Ended May 31, 2000 and May 31, 2001                              4

    Consolidated Statements of Income - Nine Months
              Ended May 31, 2000 and May 31, 2001                              5

    Consolidated Statements of Cash Flows - Nine Months
             Ended May 31, 2000 and May 31, 2001                               6

    Notes to Consolidated Financial Statements                                 7

   Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              13


PART II.  OTHER INFORMATION
   Item 1.    Legal Proceedings                                               16
   Item 4.    Submission of Matters to a Vote of Security Holders             18
   Item 5.    Business                                                        18
   Item 6.    Exhibits and Reports on Form 8-K                                24
                  Signatures                                                  25

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                              May 31,            August 31,         May 31,
                                                                                2000               2000              2001
                                                                          -----------------    -------------    ----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $    61,845        $  87,467         $    75,434
     Receivables, net                                                              260,376          181,305             267,794
     Inventories                                                                    47,276           35,278              39,468
     Prepaid expenses                                                                1,666            2,231               2,320
     Deferred income taxes                                                          13,070            7,420               7,420
                                                                          -----------------    -------------    ----------------
         Total current assets                                                      384,233          313,701             392,436

PROPERTY, PLANT and EQUIPMENT, net                                                  64,001           65,044              64,928

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                                                          4,559            4,514               4,220

INTANGIBLES, net                                                                     4,296            4,250               4,275

OTHER ASSETS                                                                         2,961            2,625               2,303
                                                                          -----------------    -------------    ----------------
                                                                               $   460,050        $ 390,134         $   468,162
                                                                          =================    =============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                             $     1,001         $  2,000          $    2,570
     Accounts payable                                                               15,370           23,441               9,473
     Accrued expenses                                                              213,054          164,702             216,054
        Income taxes payable                                                        51,067           25,172              23,906
                                                                          -----------------    -------------    ----------------
         Total current liabilities                                                 280,492          215,315             252,003
                                                                          -----------------    -------------    ----------------

LONG-TERM DEBT, less current maturities                                                189            2,482               3,208
                                                                          -----------------    -------------    ----------------

DEFERRED INCOME TAXES                                                                5,774            4,975               4,975
                                                                          -----------------    -------------    ----------------

MINORITY INTEREST IN SUBSIDIARIES                                                    8,620            7,734               8,504
                                                                          -----------------    -------------    ----------------

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.10 per share; 2,000,000 shares authorized:
         Series A Junior Participating Preferred, par value $0.10 per share;
         456,989 shares authorized; no shares issued or outstanding                      -                -                   -
         Series M Convertible Non-Voting Preferred, par value $0.10 per
         share; 1,066,667 shares authorized; issued and outstanding                    107              107                 107
    Common stock, par value $0.10 per share; 100,000,000 shares authorized;
         38,919,467; 38,945,725 and  39,106,960 shares issued;                       3,891            3,895               3,911
         38,351,501;  38,377,759 and 38,538,994 shares outstanding
    Capital in excess of par value                                                  44,609           45,096              48,130
    Retained earnings                                                              129,415          123,552             161,089
    Accumulated other comprehensive loss                                           (3,171)          (3,146)             (3,889)
    Treasury stock at cost, 567,966; 567,966 and 567,966 shares                    (9,876)          (9,876)             (9,876)
                                                                          -----------------    -------------    ----------------
         Total stockholders' equity                                                164,975          159,628             199,472
                                                                          -----------------    -------------    ----------------

                                                                               $   460,050        $ 390,134         $   468,162
                                                                          =================    =============    ================

      The accompanying notes are an integral part of these balance sheets.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                     May 31,              May 31,
                                                                                       2000                 2001
                                                                                  --------------       --------------
NET SALES AND LICENSING FEES                                                         $   177,365           $  139,331
COST OF SALES                                                                            112,175               90,735
                                                                                  --------------       --------------
GROSS PROFIT                                                                              65,190               48,596
                                                                                  --------------       --------------

OPERATING EXPENSES:
      Research and development                                                             4,435                5,081
      Selling                                                                              4,022                3,082
         General and administrative                                                        3,700                3,524
                                                                                  --------------       --------------
                                                                                          12,157               11,687
                                                                                  --------------       --------------
      Special charges and unusual income item                                              (820)                    -
                                                                                  --------------       --------------

OPERATING  INCOME                                                                         52,213               36,909
                                                                                  --------------       --------------

INTEREST EXPENSE, net                                                                       (77)                 (63)
OTHER EXPENSE, net                                                                         (489)                (230)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                              (141)                (345)
                                                                                  --------------       --------------

INCOME  BEFORE INCOME TAXES                                                               51,506               36,271
INCOME TAX PROVISION                                                                      16,618               13,343
                                                                                  --------------       --------------

NET INCOME                                                                                34,888               22,928

DIVIDENDS ON PREFERRED STOCK                                                                (32)                 (43)
                                                                                  --------------       --------------
NET INCOME APPLICABLE TO COMMON SHARES                                                $   34,856            $  22,885
                                                                                  ==============       ==============


BASIC NET INCOME PER SHARE                                                             $    0.91            $    0.59
                                                                                  ==============       ==============

NUMBER OF SHARES USED IN BASIC EARNINGS
               PER SHARE CALCULATIONS                                                     38,319               38,963
                                                                                  ==============       ==============

DILUTED  NET INCOME PER SHARE                                                          $    0.88            $    0.56
                                                                                  ==============       ==============
NUMBER OF SHARES USED IN DILUTED EARNINGS
               PER SHARE CALCULATIONS                                                     39,845               40,667
                                                                                  ==============       ==============

DIVIDENDS PER COMMON SHARE                                                             $    0.03            $    0.04
                                                                                  ==============       ==============



        The accompanying notes are an integral part of these statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE NINE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                     May 31,              May 31,
                                                                                      2000                 2001
                                                                                 ---------------      ---------------
NET SALES AND LICENSING FEES                                                         $   286,116           $  299,179
COST OF SALES                                                                            189,585              196,505
                                                                                 ---------------      ---------------
GROSS PROFIT                                                                              96,531              102,674
                                                                                 ---------------      ---------------

OPERATING EXPENSES:
      Research and development                                                            13,816               14,213
      Selling                                                                             10,855                9,571
      General and administrative                                                           9,769               11,497
                                                                                 ---------------      ---------------
                                                                                          34,440               35,281
                                                                                 ---------------      ---------------
      Special charges and unusual income item                                             73,407                    -
                                                                                 ---------------      ---------------

OPERATING  INCOME                                                                        135,498               67,393
                                                                                 ---------------      ---------------

INTEREST (EXPENSE) INCOME net                                                              (265)                2,473
OTHER EXPENSE, net                                                                         (411)              (2,535)
MINORITY INTEREST IN LOSS (EARNINGS) OF SUBSIDIARIES                                          18              (1,364)
                                                                                 ---------------      ---------------

INCOME  BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
         ACCOUNTING CHANGE                                                               134,840               65,967
INCOME TAX PROVISION                                                                      47,868               24,078
                                                                                 ---------------      ---------------

NET INCOME BEFORE CUMULATIVE EFFECT OF
               ACCOUNTING CHANGE                                                          86,972               41,889
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
         STARTUP COSTS, NET                                                              (2,965)                    -
                                                                                 ---------------      ---------------
NET INCOME                                                                                84,007               41,889

DIVIDENDS ON PREFERRED STOCK                                                                (96)                (117)
                                                                                 ---------------      ---------------
NET INCOME APPLICABLE TO COMMON SHARES                                                $   83,911               41,772
                                                                                 ===============      ===============

BASIC NET INCOME PER SHARE                                                             $    2.25            $    1.09
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                    (0.08)                    -
                                                                                 ---------------      ---------------
NET INCOME                                                                             $    2.17            $    1.09
                                                                                 ===============      ===============

NUMBER OF SHARES USED IN BASIC EARNINGS
         PER SHARE CALCULATIONS                                                           38,541               38,308
                                                                                 ===============      ===============

DILUTED NET INCOME PER SHARE                                                           $    2.16            $    1.04
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                    (0.07)                    -
                                                                                 ---------------      ---------------
NET INCOME                                                                             $    2.09            $    1.04
                                                                                 ===============      ===============

NUMBER OF SHARES USED IN DILUTED EARNINGS
               PER SHARE CALCULATIONS                                                     40,157               40,038
                                                                                 ===============      ===============

DIVIDENDS PER COMMON SHARE                                                             $    0.09            $    0.11
                                                                                 ===============      ===============

        The accompanying notes are an integral part of these statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                                     May 31,               May 31,
                                                                                      2000                  2001
                                                                                 ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $    84,007           $    41,889
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                         4,551                 5,428
     Gain on sale of equipment                                                                 -                  (22)
     Minority interest in net (loss) income of subsidiaries                                 (18)                 1,364
     Noncash changes in other comprehensive income                                             -                  (36)
Changes in current assets and liabilities:
     Receivables                                                                       (112,450)              (86,489)
     Inventories                                                                             451               (4,190)
    Prepaid expenses                                                                       (193)                  (89)
    Accounts payable                                                                     (4,620)              (13,968)
    Accrued expenses                                                                      69,993                51,352
     Deferred income taxes                                                                 (204)                     -
    Income taxes payable                                                                  42,985               (1,035)
    Intangibles and other assets                                                           1,134                   483
                                                                                 ----------------      ----------------
         Net cash provided by (used in) operating activities                              85,636               (5,313)
                                                                                 ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                   (3,287)               (5,220)
    Sale of investment property                                                                -                    38
                                                                                 ----------------      ----------------
         Net cash used in investing activities                                           (3,287)               (5,182)
                                                                                 ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                           (3,156)                 (785)
   Payments of long-term debt                                                           (65,028)              (18,715)
   Dividends paid                                                                        (3,562)               (4,352)
   Proceeds from long-term debt                                                           48,217                19,441
   Proceeds from short-term debt                                                             338                 1,355
    Minority interest portion of investment in subsidiaries                                  250                     -
    Minority interest in dividends paid by subsidiaries                                    (241)                 (594)
    Payments to acquire treasury stock                                                   (7,703)                     -
   Proceeds from exercise of stock options                                                 3,455                 2,819
                                                                                 ----------------      ----------------
                                          Net cash used in financing activities         (27,430)                 (831)
                                                                                 ----------------      ----------------

EFFECTS OF FOREIGN CURRENCY TRANSLATION LOSSES                                             (626)                 (707)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      54,293              (12,033)
CASH AND CASH EQUIVALENTS, as of August 31                                                 7,552                87,467
                                                                                 ----------------      ----------------
CASH AND CASH EQUIVALENTS, as of  May 31                                             $    61,845          $     75,434
                                                                                 ================      ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the nine months for:
         Interest, net of capitalized interest                                       $     1,100          $        400
         Income taxes                                                                $     1,000          $     24,100

    Noncash financing activities:
         Tax benefit of stock option exercises                                       $     1,600          $        200

        The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except percentages and share amounts)

1.  BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' (the "Company") business, the results of operations for the three and nine month periods ended May 31, 2000 and May 31, 2001 or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2000.

Certain prior year balances have been reclassified to conform to the current year presentation.



2.   COMPREHENSIVE INCOME/LOSS
     -------------------------

Total comprehensive income for the three and nine months ended May 31, 2000 and May 31, 2001, was (in thousands):

                                                            Three Months Ended                Nine Months Ended
                                                            ------------------                -----------------
                                                        May 31,      May 31,               May 31,             May 31,
                                                        2000             2001                2000             2001
                                                     ------------     -----------         ------------    -------------
Net income                                              $ 34,888        $ 22,928              $84,007          $41,889
Other comprehensive income (loss):
       Foreign currency translation gains/(losses)           779           (528)                (626)            (707)
       Unrealized gain/(losses) on
hedging                         instruments                    -             346                    -             (36)
       Income tax (expense) benefit
           related to other comprehensive income           (252)              67                  222              271
                                                     ------------     -----------         ------------    -------------
Other comprehensive income (loss), net of tax                527           (115)                (404)            (472)
                                                     ------------     -----------         ------------    -------------
 Total comprehensive income                              $35,415        $ 22,813              $83,603          $41,417
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

The Company's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Profit and loss information is reported by segment to the chief operating decision maker and the Company's Board of Directors. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K filed for the year ended August 31, 2000 with significant changes described in Note 1 to the financial statements.











Information about the Company's segments for the three and nine months ended May 31, 2000 and May 31, 2001 is as follows (in thousands):

                                              Three Months Ended                      Nine Months Ended
                                              ------------------                      -----------------
                                         May  31,            May  31,            May 31,             May 31,
                                           2000               2001                 2000                2001
                                       --------------     -------------       ---------------    -----------------
Net sales
     Domestic                              $ 169,157         $ 129,365             $ 259,082           $  257,743
     International                             8,208             9,966                27,034               41,436
                                       --------------    --------------       ---------------    -----------------
                                           $ 177,365         $ 139,331             $ 286,116           $  299,179
                                       ==============    ==============       ===============    =================

Operating income
     Domestic                              $  51,287          $ 34,754             $ 129,907           $   56,146
     International                               926             2,155                 5,591               11,247
                                       --------------    --------------       ---------------    -----------------
                                           $  52,213          $ 36,909             $ 135,498           $   67,393
                                       ==============    ==============       ===============    =================


Material Changes in Assets:

     Inventories increased approximately $4,190 to $39,468 at May 31, 2001 from $35,278 at August 31, 2000. This increase reflects increased bulk and bag inventory levels of cotton seed deemed necessary to fulfill anticipated sales due to early season acreage estimates that ranged as high as 17.0 million cotton acres.


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

Effective September 1, 1999, the Company adopted the reporting requirements of SOP 98-5 which resulted in a write-off, net of tax, of approximately $2,965 ($0.08 per share). To apply the new method retroactively, an adjustment of $2,965 (after income tax benefits of $1,817) is included in income for the first fiscal quarter of 2000.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC issued an amendment to SAB 101 which allows registrants to wait until the fourth quarter of their first fiscal year beginning after December 15, 1999 to implement SAB 101. Therefore, D&PL must adopt the requirements of SAB 101 effective no later than June 1, 2001.
Management does not believe that the adoption of SAB 101 will not have a material impact on the Company's annual financial statements.


5.  INVENTORIES

Inventories consisted of the following (in thousands):

                                               May 31,              August 31,                May 31,
                                                2000                   2000                    2001
                                           ----------------      ------------------     --------------------
Finished goods                                   $  39,104              $   28,649              $    34,417
Raw materials                                       17,786                  11,327                   13,913
Growing crops                                          766                   1,744                      779
Supplies and other                                     637                   1,165                    1,615
                                           ----------------      ------------------     --------------------
                                                    58,293                  42,885                   50,724
Less reserves                                     (11,017)                 (7,607)                 (11,256)
                                           ----------------      ------------------     --------------------
                                                 $  47,276              $   35,278              $    39,468
                                           ================      ==================     ====================

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. See footnote 7 for description of hedging activities.








6.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

Property, plant and equipment consisted of the following (in thousands):

                                                     May 31,               August 31,                May 31,
                                                       2000                   2000                     2001
                                                 -----------------      ------------------       -----------------
Land and improvements                                  $    4,091               $   4,046               $   4,414
Buildings and improvements                                 37,365                  37,759                  40,839
Machinery and equipment                                    46,589                  46,239                  50,795
Germplasm                                                   7,500                   7,500                   7,500
Breeder and foundation seed                                 2,000                   2,000                   2,000
Construction in progress                                    2,489                   4,444                   1,263
                                                 -----------------      ------------------       -----------------
                                                          100,034                 101,988                 106,811
Less accumulated depreciation                            (36,033)                (36,944)                (41,883)
                                                 -----------------      ------------------       -----------------
                                                       $   64,001              $   65,044              $   64,928
                                                 =================      ==================       =================



7.       DERIVATIVE FINANCIAL INSTRUMENTS
         --------------------------------

The Company uses various financial instruments that are considered derivatives to mitigate its risk to variability in cash flows related to soybean purchases and to effectively fix the cost of a significant portion of its soybean raw material inventory. The terms of the hedging derivatives used by the Company are negotiated to approximate the terms of the forecasted transaction; therefore, the Company expects the instruments used in hedging transactions to be highly effective in offsetting changes in cash flows of the hedged items. Realized and unrealized hedging gains and losses are recorded as a component of other comprehensive income and are reclassified into earnings in the period in which the forecasted transaction effects earnings (i.e. is sold or disposed) and generally occurs during the Company's second and third fiscal quarters. The Company does not speculate in derivatives.

The Company's hedging strategy is to offset the gains or losses on derivative instruments gains or losses on the underlying purchased commodity. The Company uses futures contracts, options and spreads to hedge its exposure to the variability in the price of its purchased soybeans. Quantities hedged that do not exceed the forecasted transactions are accounted for as cash flow hedges. However, to the extent that the quantities hedged exceed the forecasted transactions, the Company accounts for these derivative instruments as fair value hedges. The Company does not enter into any derivative instruments that extend into the future for more than one fiscal year. For the three and nine months ended May 31, 2001, the Company recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges.

During the three months ended May 31, 2001, $366 of expense that previously had been deferred to other comprehensive income was reclassified from equity to earnings. The Company recorded an additional loss on hedging instruments of $297 in the third quarter ended May 31, 2001. These charges are reflected as a component of cost of sales. The Company will not record additional gains or losses in its fourth fiscal quarter related to hedging activities as all remaining open contracts relate to forecasted transactions for the next fiscal year. If the value of the underlying commodity does not change from the quarter ended May 31, 2001, the unrealized loss reflected as a component of accumulated other comprehensive loss would be reclassified into earnings within the next fiscal year. The actual amount that will be reclassified in earnings may vary from this amount as a result of changes in market conditions.


8.       CONTINGENCIES
         -------------

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

In October 1996, Mycogen Plant Science, Inc. and Agrigenetics, Inc. (collectively "Mycogen") filed a lawsuit in U.S. District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's patents have been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit, which went to trial in January 1998, sought injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. A jury found in favor of D&PL and Monsanto on issues of infringement holding Mycogen's patents invalid. Mycogen subsequently re-filed a motion for a new trial and for a judgment in favor of Mycogen as a matter of law. The trial court has ruled in these motions holding for Mycogen on certain issues but sustaining the jury verdict in favor of D&PL and Monsanto. Mycogen then appealed. On March 14, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court's judgment for D&PL and Monsanto. Mycogen did not file a petition for certiorari in the United States Supreme Court and the time for such a petition has now expired. The judgment in this litigation in favor of D&PL and Monsanto is now final. Pursuant to the terms of the Bollgard Agreement, Monsanto was required to defend D&PL against patent infringement claims and to indemnify D&PL against damages, if any, had been awarded.

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

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $681,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have a material impact on the Company's consolidated financial statements. The Company continues to offer seed for sale in Guatemala.

In November 1999, Bios Agrosystems S.A. ("Bios"), a former distributor of SureGrow brand cottonseed in Greece, brought suit in the U.S. District Court in Delaware against D&PL International Technology, D&PL's subsidiary, to enjoin the termination of its distributorship which was to become effective at the end of November 1999. The suit demanded a declaratory judgment that the termination is not effective and compensatory and punitive damages for wrongful termination. Bios also filed a request for arbitration and a parallel suit seeking injunctive relief in a Greek court. In January 2000, the U. S. District Court denied the request for an injunction to prevent termination of Bios' distributorship and subsequently enjoined Bios from proceeding with parallel litigation in the Greek courts. Bios filed an interlocutory appeal to the District Court's Order on injunctive relief to the United States Court of Appeals for the Third Circuit. In March 2001, Bios dismissed its interlocutory appeal. The case remains pending in District Court. Bios has not indicated whether or not it will continue to seek to arbitrate its claims. D&PL believes this litigation will be resolved without material effect on D&PL's consolidated financial condition and without interference with the distribution of SureGrow brand cottonseed in Greece.

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

On August 9, 1999, D&PL and Monsanto received Civil Investigative Demands (the "1999 CID") from the USDOJ, seeking to determine whether there had been any inappropriate exchanges of information between Monsanto and D&PL or if any acquisitions are likely to have substantially lessened competition in the sale or development of cottonseed or cottonseed genetic traits. In September 1999, D&PL complied with the USDOJ's request for information and documents in the 1999 CID. The USDOJ has taken no further action directed toward D&PL in connection with the 1999 CID.

D&PL expects that both the 1996 CID and the 1999 CID will be closed, with respect to D&PL, with no material effect to the Company's consolidated financial condition or results of operations.

9.  EARNINGS PER SHARE
    ------------------

Dilutive common share equivalents consist of both the Company's series M Convertible Non-Voting Preferred shares and the outstanding options to purchase the Company's common stock that have been issued under the 1993 Stock Option Plan and the 1995 Long-Term Incentive Plan. Approximately 1,532,000 and 809,000 outstanding stock options were not included in the computation of diluted earnings per share for the three months ended May 31, 2000 and 2001, respectively, and approximately 1,484,000 and 809,000 outstanding stock options were not included in the computation of diluted earnings per share for the nine months ended May 31, 2000 and 2001, respectively, because the effect of their exercise was not dilutive based on the average market price of the Company's common stock for each respective reporting period. These options expire at various dates from 2006 to 2011.

                                                       For the Three Months Ended            For the Nine Months Ended
                                                       --------------------------            -------------------------
                                                        May 31,           May 31,           May 31,            May 31,
                                                          2000              2001              2000              2001
                                                      -------------     -------------    ---------------    --------------
Basic Earnings per Share -
Net income per share before cumulative effect
         of accounting change                               $  0.91         $   0.59             $ 2.25         $    1.09
Cumulative effect of accounting change                            -                -             (0.08)                 -
                                                      --------------    -------------    ---------------    --------------
Net income                                                  $  0.91         $   0.59             $ 2.17         $    1.09
                                                      ==============    =============    ===============    ==============

Number of shares used in per share calculations              38,319           38,963             38,541            38,308
                                                      ==============    =============    ===============    ==============

Diluted Earnings per Share -
Net income per share before cumulative effect
         of accounting change                               $  0.88         $   0.56             $ 2.16          $   1.04
Cumulative effect of accounting change                            -                -             (0.07)                 -
                                                      --------------    -------------    ---------------    --------------
Net income                                                  $  0.88         $   0.56             $ 2.09          $   1.04
                                                      ==============    =============    ===============    ==============

Number of shares used in per share calculations              39,845           40,667             40,157            40,038
                                                      ==============    =============    ===============    ==============

Dividends per common share                                  $  0.03         $   0.04             $ 0.09          $   0.11
                                                      ==============    =============    ===============    ==============

The table below reconciles the basic and diluted per share computations for income before the cumulative effect of a change in accounting principle:

                                                                    (in thousands, except per share amounts)
                                                    For the Three Months Ended            For the Nine Months Ended
                                                    --------------------------            -------------------------
                                                        May 31,           May 31,           May 31,            May 31,
                                                          2000              2001               2000(1)          2001
                                                      -------------     -------------    ---------------    --------------
Income:
    Net income before cumulative effect of
         accounting change                             $  34,888          $ 22,928         $  86,972           $ 41,889
    Less:  Preferred stock dividends                         (32)              (43)              (96)              (117)
                                                     -------------     -------------    --------------     --------------

    Basic EPS:
    Net income before cumulative effect of
         accounting change                                34,856            22,885            86,876             41,772
    Effect of dilutive securities:
    Convertible preferred stock dividends                     32                43                96                117
                                                     -------------     -------------    --------------     --------------

    Diluted EPS:
    Net income before cumulative effect of
         accounting change available to
         common stockholders plus assumed
         conversions                                   $  34,888         $  22,928          $  86,972          $  41,889
Shares:
        Basic EPS Shares                                  38,319            38,963             38,541             38,308
        Effect of Dilutive Securities:
             Options to purchase stock                       459               637                549                663
             Convertible preferred stock                   1,067             1,067              1,067              1,067
                                                      --------------    -------------    ---------------    --------------
        Diluted EPS Shares                                39,845            40,667             40,157             40,038
                                                      ==============    =============    ===============    ==============
Per Share Amounts:
         Basic                                          $   0.91          $   0.59           $   2.25          $    1.09
                                                      ==============    =============    ===============    ==============
         Diluted                                        $   0.88          $   0.56           $   2.16          $    1.04
                                                      ==============    =============    ===============    ==============

(1) Net income includes $81 million before related expense and taxes received from Monsanto as part of the merger termination.

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

Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are calculated based on the number of acres expected to be planted with such seed and are recognized when the seed is shipped. The licensing fees charged to farmers is based on pre-established planting rates for eight regions and the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors. Revenue is recognized based on the established technology fee per unit shipped to each geographic region net of expected crop destruct and replant estimates. International export revenues are recognized upon the later of when seed is shipped or the date letters of credit are confirmed. Generally, international export sales are not subject to return. All other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

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

Net income for the quarter ended May 31, 2001 of $22.9 million was less than the net income of $34.9 million reported in the comparable prior year quarter. Net income in 2001 was favorably affected by 1) a price increase in the domestic cotton programs 2) increased sales by the Company's ex-U.S. subsidiaries and joint ventures and 3) an increase in interest income and adversely effected by reserves recorded for replant /crop loss for cotton and soybean inventory disposal that was necessitated by lower than expected sales of soybeans.

Results of Operations
---------------------

The following sets forth selected operating data of the Company (in thousands):

                                                For the Three Months Ended         For the Nine Months Ended
                                                --------------------------         -------------------------
                                                   May 31,          May 31,            May 31,           May 31,
                                                     2000             2001              2000               2001
                                                 -------------    -------------     --------------    ---------------
Operating results -
Net sales and licensing fees                        $ 177,365         $ 139,331          $286,116          $ 299,179
Gross profit                                           65,190            48,596            96,531            102,674
Operating expenses:
     Research and development                           4,435             5,081            13,816             14,213
     Selling                                            4,022             3,082            10,855              9,571
     General and administrative                         3,700             3,524             9,769             11,497
     Special charges and unusual income item            (820)                 -            73,407                  -
Operating income                                       52,213            36,909           135,498             67,393
Income before income taxes and cumulative
     effect of accounting change                       51,506            36,271           134,840             65,967
Net income applicable to common shares                 34,856            22,885            83,911             41,772



















The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):

                                                   May 31,              August 31,              May 31,
                                                     2000                  2000                  2001
                                               -----------------     -----------------     ------------------
Balance sheet summary-
Current assets                                     $    384,233           $   313,701           $    392,436
Current liabilities                                     280,492               215,315                252,003
Working capital                                         103,741                98,386                140,433
Property, plant and equipment, net                       64,001                65,044                 64,928
Total assets                                            460,050               390,134                468,162
Outstanding borrowings                                    1,190                 4,482                  5,778
Stockholders' equity                                    164,975               159,628                199,472


Three months ended May 31, 2000, compared to three months ended May 31, 2001:

Net sales and licensing fees decreased approximately $38.1 million to $139.3 million from $177.4 million. This decrease is primarily the result of adverse weather during spring planting that significantly reduced planted cotton acreage below early season estimates by industry experts which caused a shift of cottonseed sales into the second quarter and out of the third quarter.

Nine months ended May 31, 2000, compared to nine months ended May 31, 2001:

Net sales and licensing fees increased approximately $13.1 million to $299.2 million from $286.1 million. This increase is primarily the result of a continued market penetration of the Company's stacked gene products in the domestic segment and a cotton seed price increase. Additionally, the International segment experienced increased export sales to Greece, increased sales at the Company's Australian subsidiary, and continued market penetration by the Company's joint ventures in China.

The Company reported net interest income of $2.5 million compared to net interest expense of $0.3 million for the same period of the prior year due to higher levels of available funds.

The Company reported other expense of approximately $2.5 million for the nine months ended May 31, 2001 compared to other expense of approximately $0.4 million for the same period of the prior year which is primarily attributable to additional contingency reserves and related costs and foreign exchange losses.

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

Until April 2001, the Company maintained a syndicated credit facility with its primary lender and two other financial institutions which provided for aggregate borrowings of $110 million. This agreement provided a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment was a long-term loan that may be borrowed upon at any time and was due April 1, 2001. The seasonal commitment was a working capital loan that may be drawn upon from September 1 through June 30 of each fiscal year and expired April 1, 2001. In addition, the lead lender approved a $25.0 million credit line that can be activated by the Company as needed. Each commitment offered variable and fixed interest rate options and requires the Company to pay facility or commitment fees and to comply with certain financial covenants.

The financial covenants under the loan agreements required the Company to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at the Company's other quarter ends)
(b) maintain a fixed charge ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and (c) maintain at all times tangible net worth of not less than the sum of (i) $40 million plus (ii) 50% of net income (but not losses) determined on the last day of each fiscal quarter, commencing with August 31, 1998. At May 31, 2001, the Company was in compliance with these covenants.

The lead lender and the Company have executed a commitment letter to renew the existing facility with terms and conditions substantially similar to the newly expired facility. The lead lender has also provided a bridge facility for $30 million which the Company will utilize until the syndicated facility is finalized, which is expected to occur by September 1, 2001. Management believes that the bridge facility, along with cash on hand and cash generated from operations, will be sufficient to meets its working capital needs until the renewed facility is executed.

Capital expenditures for the third quarter of 2001 were $1.5 million ($5.2 million for the nine months ended May 31, 2001). The Company anticipates that domestic capital expenditures will approximate $8.0 million in 2001. Capital expenditures in 2001 for international ventures are expected to range from $2.0 million to $3.0 million depending on the timing and outcome of such projects. Capital expenditures will be funded by cash from operations, borrowings or investments from joint venture partners, as necessary.

The Board of Directors reviews the Company's dividend policy quarterly. In the third quarter of 2001, The Board of Directors authorized a quarterly dividend of $0.04 per share paid June 11, 2001 to the shareholders of record on May 31, 2001.

In the second quarter of 2000, the Board of Directors approved a Stock Repurchase Plan pursuant to which the Company repurchase its outstanding common stock. The shares repurchased will be used for stock issuances pursuant to the Company's stock option plans, the expected conversion of the outstanding convertible Preferred Stock and for other corporate purposes. During the quarter ended May 31, 2001, no shares were repurchased by D&PL.

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

The Company and Monsanto were also named as defendants in two additional lawsuits filed in the State of Texas. One lawsuit was filed in the 106th Judicial District Court of Gaines County, Texas, on April 27, 2000, and the other was filed in the 106th Judicial District Court of Dawson County, Texas, on April 20, 1999, although D&PL was not served with process until May 23, 2001. In both cases the plaintiffs allege, among other things, that certain cottonseed acquired from D&PL that contained the Roundup Ready(R) gene did not perform as the farmers had anticipated. The Company and Monsanto are investigating the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup(R) glyphosate tolerance gene. D&PL will not have a right of indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the herbicide tolerance gene and such claims are contained in this litigation.

The Company and Monsanto are named as defendants, along with local seed or technology distributors in twenty lawsuits filed in Alabama. Four were filed in Autauga County, three on March 23, 2000 and one on March 27, 2000; three were filed in Barbour County, two on October 19, 2000, and one on November 7, 2000; three were filed in Chilton County on March 22, 2000; one was filed in Dallas County on March 22, 2000; one was filed in Elmore County on March 22, 2000; one was filed in Escambia County on April 5, 2000; two were filed in Lowndes County, one on March 14 and one on March 22, 2000; one was filed in Wilcox County on March 22, 2000; two were filed in Limestone County, one on April 25, 2001, and one on May 17, 2001; and two were filed in Lauderdale County, one on April 6, 2001 and one on April 20, 2001. These lawsuits, with the exception of the Escambia and Barbour County cases, were removed to the United States District Court for the Middle District of Alabama, but subsequently remanded back to the state court in which they were filed. In each case the plaintiff alleges, among other things, that certain cottonseed acquired from D&PL, which contained either the Roundup Ready(R) gene, the Bollgard(R) gene or both of such genes, did not perform as the farmers had anticipated or as allegedly represented to them. These lawsuits also include varietal claims aimed solely at the Company. Twelve of these lawsuits were earlier filed as seed arbitration claims with the Alabama Department of Agriculture. Eleven were dismissed for lack of jurisdiction by that entity, the case in Escambia County was heard and the Company was exonerated from liability. The Company and Monsanto have investigated the claims, and are continuing to investigate the claims, to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between D&PL and Monsanto and the Bollgard(R) Gene Licensing Agreement between D&PL and Monsanto, D&PL has a contractual right to be indemnified against all claims arising out of the failure of Monsanto's gene technology. D&PL will not have a right to indemnification, however, from Monsanto for any claim involving varietal characteristics separate from or in addition to the failure of the Monsanto technology and such claims are contained in each of these lawsuits.

The Company and Monsanto and various retail seed suppliers were named in three pending lawsuits in the State of South Carolina. One lawsuit was filed November 15, 1999, in the Beaufort Division of the United States District Court, District of South Carolina; the other cases were filed on November 15, 1999, in the Court of Common Pleas of Hampton County, South Carolina. The two state court lawsuits were removed to the United States District Court for the District of South Carolina but were subsequently remanded back to the state court in which they were filed. In each of these cases the plaintiff alleges, among other things, that certain seed acquired from D&PL which contained the Roundup Ready(R) gene and/or the Bollgard(R) gene did not perform as the farmer had anticipated. These lawsuits also include varietal claims aimed solely at the Company. Of these cases, the one filed in Hampton County and the other filed in the United States District Court seek class action treatment for all purchasers of certain D&PL varieties which contain the Monsanto technology. The Company and Monsanto are continuing to investigate the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between D&PL and Monsanto and the Bollgard(R) Gene Licensing Agreement between D&PL and Monsanto, D&PL has a right to be contractually indemnified against all claims arising out of the failure of Monsanto's gene technology. D&PL will not have a right to indemnification, however, from Monsanto for any claim involving varietal characteristics separate from or in addition to the failure of the Monsanto technology and such claims are contained in each of these lawsuits.

On March 7, 2001, the Company and Monsanto and local distributors were named in a lawsuit filed in Bladen County, North Carolina. This case was removed to the United States District Court for the Eastern District of North Carolina. This lawsuit alleges that certain cottonseed varieties containing the Roundup Ready(R) gene did not perform as promised and that the farmer suffered as a result of lack of tolerance of his growing crop to applications of Roundup(R). The Company and Monsanto are investigating this claim to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup Ready(R) gene. D&PL will not have a right to indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the failure of the herbicide tolerance gene and such claims are contained in this complaint.

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

On June 7, 2001, the Company was named in a lawsuit filed in the Circuit Court of the County of Crockett, Tennessee. This case was subsequently removed to the United States District Court for the Western District of Tennessee, Eastern Division. This lawsuit alleges that a specific cotton variety did not perform as promised and that the plaintiff farmers suffered lower than expected yields as a result of the allegedly defective variety. Although this lawsuit involves a cotton variety which contains the Roundup Ready(R) gene, no claim against Monsanto was alleged, nor is there an allegation that the Monsanto technology caused or contributed to plaintiffs' problems, thus, Monsanto is not contractually obligated to defend or indemnify the Company in this case. The Company is presently investigating this claim to determine the cause or causes of the alleged problem.

In October 1996, Mycogen Plant Science, Inc. and Agrigenetics, Inc. (collectively "Mycogen") filed a lawsuit in United States District Court in Delaware naming D&PL, Monsanto and DeKalb Genetics as defendants alleging that two of Mycogen's patents have been infringed by the defendants by making, selling, and licensing seed that contains the Bollgard gene. The suit, which went to trial in January 1998, sought injunctions against alleged infringement, compensatory damages, treble damages and attorney's fees and court costs. A jury found in favor of D&PL and Monsanto on issues of infringement holding Mycogen's patents invalid. Mycogen subsequently re-filed a motion for a new trial and for a judgment in favor of Mycogen as a matter of law. The trial court has ruled in these motions holding for Mycogen on certain issues but sustaining the jury verdict in favor of D&PL and Monsanto. Mycogen then appealed. On March 14, 2001, the United States Court of Appeals for the Federal Circuit affirmed the District Court's judgment for D&PL and Monsanto. Mycogen did not file a petition for certiorari in the United States Supreme Court and the time for such a petition has now expired. The judgment in this litigation in favor od D&PL and Monsanto is now final. Pursuant to the terms of the Bollgard Agreement, Monsanto was required to defend D&PL against patent infringement claims and to indemnify D&PL against damages, if any, had been awarded.

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

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $681,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have a material impact on the Company's consolidated financial statements. The Company continues to offer seed for sale in Guatemala.

In November 1999, Bios Agrosystems S.A. ("Bios"), a former distributor of SureGrow brand cottonseed in Greece, brought suit in the U.S. District Court in Delaware against D&PL International Technology, D&PL's subsidiary, to enjoin the termination of its distributorship which was to become effective at the end of November 1999. The suit demanded a declaratory judgment that the termination is not effective and compensatory and punitive damages for wrongful termination. Bios also filed a request for arbitration and a parallel suit seeking injunctive relief in a Greek court. In January 2000, the U. S. District Court denied the request for an injunction to prevent termination of Bios' distributorship and subsequently enjoined Bios from proceeding with parallel litigation in the Greek courts. Bios filed an interlocutory appeal to the District Court's Order on injunctive relief to the United States Court of Appeals for the Third Circuit. In March 2001, Bios dismissed its interlocutory appeal. The case remains pending in District Court. Bios has not indicated whether or not it will continue to seek to arbitrate its claims. D&PL believes this litigation will be resolved without material effect on D&PL's consolidated financial condition and without interference with the distribution of SureGrow brand cottonseed in Greece.

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

D&PL expects that both the 1996 CID and the 1999 CID will be closed, with respect to D&PL, with no material effect to the Company's consolidated financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Delta and Pine Land Company was held on June 20, 2001. The following matters were brought to a vote with the noted results:

                     Item                              For           Against         Abstain          Non-Voted
                     ----                              ---           -------         -------          ---------

1.  Re-elect of Class II Director                   32,238,202          0            41,605           6,259,187
     Joseph M. Murphy


2.   Re-elect of Class II Director                  32,248,308          0            31,499           6,259,187
      Rudi E. Scheidt


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

International
-------------

The Company markets its products, primarily cottonseed, internationally. Over a period of years, the Company has strengthened and expanded its international staff in order to support its expanding international business, primarily through joint ventures. In foreign countries, cotton acreage is often planted with farmer-saved seed which has not been delinted or treated and is of low overall quality. Management believes that D&PL has an attractive opportunity to penetrate foreign markets because of its widely adaptable, superior cotton varieties, technological know-how in producing and conditioning high-quality seed and brand name recognition. Furthermore, in many countries the Bollgard gene technology and Roundup Ready gene technology licensed from Monsanto is effective and could bring value to farmers.

D&PL sells its products in foreign countries through (i) export sales from the U.S., (ii) direct in-country operations and to a lesser degree (iii) distributors or licensees. The method varies and evolves, depending upon the Company's assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. Prior to 1999, a majority of the Company's international sales resulted from exports from the U.S. of the Company's products rather than direct in-country operations. Since 1999, direct in-country operations through joint ventures or subsidiaries (primarily Argentina, Australia, Brazil, China, and South Africa) have comprised over one-half of total international sales (which have represented approximately 10% of consolidated sales). In 2000 and the first three quarters of 2001, the majority of international sales were comprised of sales in China, Australia, Greece, and South Africa.

Joint Ventures
--------------

D&M  International,  LLC, is a venture through which D&PL (the managing  member)
and Monsanto plan to introduce, in combination, cotton planting seed in international markets combining D&PL's acid delinting technology and elite germplasm and Monsanto's Bollgard and Roundup Ready gene technologies. In November 1995, D&M International, LLC formed a subsidiary, D&PL China Pte Ltd. ("D&PL China"). In November 1996, D&PL China formed with parties in Hebei Province, one of the major cotton producing regions in the People's Republic of China, Hebei Ji Dai Cottonseed Technology Company Ltd. ("Ji Dai"), a joint venture controlled by D&PL China. In December 1997, Ji Dai completed construction of a cottonseed conditioning and storage facility in Shijiazhuang, Hebei, China, under terms of the joint venture agreement, and seed processing and sales commenced in 1998.

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

In July 1998, D&PL China and the Anhui Provincial Seed Corporation formed a joint venture, Anhui An Dai Cotton Seed Technology Company, Ltd. ("An Dai") which is located in Hefei City, Anhui, China. Under the terms of the joint venture agreement, the newly formed entity will produce, condition and sell acid delinted D&PL varieties of cottonseed which contain Monsanto's Bollgard gene. The joint venture received authority to operate from the Chinese government after the 1999 selling season was completed; therefore, commercial sales of D&PL cotton varieties containing the Bollgard gene technology began in 2000.

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

Employees
---------

As of May 31, 2001, the Company employed in the United States a total of 533 full time, non-seasonal, employees plus an estimated 86 employees of ex-US joint ventures. Due to the nature of the business, the Company utilizes seasonal employees in its delinting plants and its research and foundation seed programs. The maximum number of seasonal employees approximates 300 and typically occurs in October and November of each year. The Company considers its employee relations to be good.

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

In 2001, the Company had for sale 95 varieties as cotton planting seed for either commercial or experimental purposes. Of those varieties, 11 contain the Bollgard gene technology, 22 contain the Roundup Ready gene technology, 18 contain both gene technologies, and 44 are conventional varieties.

In February 1997, the Company and Monsanto executed the Roundup Ready Soybean License Agreement (the "Roundup Ready Soybean Agreement") which provides for the commercialization of Roundup Ready soybean seed and has provisions similar to the Roundup Ready Agreement for cottonseed. D&PL and Monsanto are currently renegotiating terms of the sale of Roundup Ready(R) Soybeans for 2001 and future years.

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

Risks and Uncertainties
-----------------------

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

     The recent publicity related to genetically modified organisms ("GMOs") or products made from plants that contain GMOs may have an effect on the Company's sales in the future. In 2000, approximately 89% of the Company's cottonseed that was sold in the United States contained either the Bollgard, Roundup Ready, or both gene technologies and 80% of the Company's soybean seed sales contained the Roundup Ready gene technology. Based on the Company's shipments and return estimates at May 31, 2001, approximately 91% of the Company's cottonseed that was sold in the United States in 2001 contained either the Bollgard, Roundup Ready, or both gene technologies and 87% of the Company's soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the alleged concern over finished products that contain GMOs could impact demand for crops (and ultimately seed) raised from seed containing such traits.

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

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended May 31, 2001.




                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DELTA AND PINE LAND COMPANY


Date:     July 16, 2001                         /s/ F. Murray Robinson
                                                --------------------------------
                                                F. Murray Robinson, Vice
                                                Chairman and Chief Executive
                                                Officer


Date:     July 16, 2001                         /s/ W. Thomas Jagodinski
                                                --------------------------------
                                                W. Thomas Jagodinski,
                                                Senior Vice President - Finance
                                                and Treasurer