Form 10-K
period 2001-08-31
DELTA & PINE LAND CO
filed 2001-11-29
CIK 902277

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange ---- Act of 1934 for the fiscal year ended August 31, 2001

     Transition Report Pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934


Commission File Number:    000-21788


                           DELTA AND PINE LAND COMPANY
             (Exact name of registrant as specified in its charter)

    Delaware                                                     62-1040440
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

One Cotton Row, Scott, Mississippi                                      38772
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (662) 742-4000

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                        -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on October 31, 2001 as reported on the New York Stock Exchange, was approximately $630,753,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 31, 2001, Registrant had 38,346,867 outstanding shares of Common Stock.

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

In 1980, D&PL added soybean seed to its product line. In 1996, D&PL commenced commercial sales in the United States of cotton planting seed containing Bollgard(R) gene technology licensed from Monsanto Company ("Monsanto") which expresses a protein toxic to certain lepidopteran cotton pests. Since 1997, D&PL has marketed in the U.S. cotton planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready(R) Cotton"). In 1997, D&PL commenced commercial sales in the U.S. of soybean planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready Soybeans"). In 1998, D&PL commenced sales of cottonseed of varieties containing both the Bollgard and Roundup Ready genes.

International

During the 1980's, as a component of its long-term growth strategy, the Company began to market its products, primarily cottonseed, internationally. Over a period of years, the Company has strengthened and expanded its international staff in order to support its expanding international business, primarily through joint ventures. In foreign countries, cotton acreage is often planted with farmer-saved seed which has not been delinted or treated and is of low overall quality. Management believes that D&PL has an attractive opportunity to penetrate foreign markets because of its widely adaptable, superior cotton varieties, technological know-how in producing and conditioning high-quality seed and its brand name recognition. Furthermore, in many countries the Bollgard gene technology and Roundup Ready gene technology licensed from Monsanto is effective and could bring value to farmers.

D&PL sells its products in foreign countries through (i) export sales, (ii) direct in-country operations through either joint ventures or wholly owned subsidiaries and to a lesser degree (iii) distributors or licensees. The method varies and evolves, depending upon the Company's assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. Prior to 1999, a majority of the Company's international sales resulted from exports from the U.S. of the Company's products rather than direct in-country operations. In 2001, the majority of international sales came from joint ventures and export sales (primarily China, Greece, Brazil, Australia, Mexico, and Spain). In 2000, the majority of international sales came from joint ventures and export sales (primarily China, Australia, Greece, and South Africa). In 1999, direct in-country operations through joint ventures or subsidiaries (primarily Argentina, Australia, Brazil, China, and South Africa) comprised over one-half of total international sales which represented approximately 10% of consolidated sales.

See Note 10 of the Notes to Consolidated Financial Statements in Item 8 for further details about business segments.

Joint Ventures

D&M International, LLC, is a venture formed in March, 1995 through which D&PL (the managing member) and Monsanto plan to introduce, in combination, cotton planting seed in international markets combining D&PL's acid delinting technology and elite germplasm and Monsanto's Bollgard and Roundup Ready gene technologies.

In November 1995, D&M International, LLC formed a subsidiary, D&PL China Pte Ltd. ("D&PL China") and in November 1996, D&PL China formed with parties in Hebei Province, one of the major cotton producing regions in the People's Republic of China, Hebei Ji Dai Cottonseed Technology Company Ltd. ("Ji Dai"), a joint venture controlled by D&PL China. In June 1997, Ji Dai commenced construction of a cottonseed conditioning and storage facility in Shijiazhuang, Hebei, China, pursuant to the terms of the joint venture agreement. The new facility was completed in December 1997 and seed processing and sales of seed of a D&PL cotton variety containing Monsanto's Bollgard technology commenced in 1998.

In December 1997, D&M International, LLC, formed a joint venture with Ciagro S.R.L. ("Ciagro"), a distributor of agricultural inputs in the Argentine cotton region, for the production and sale of genetically improved cottonseed. CDM Mandiyu S.R.L., is owned 60% by D&M International, LLC, and 40% by Ciagro. CDM Mandiyu S.R.L. has been licensed to sell D&PL cotton varieties containing Monsanto's Bollgard gene technology. Sales of such varieties commenced in 1999. Future plans include the production and sale of Roundup Ready cottonseed varieties, which received government approval in 2001.

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

In November 1998, D&M International LLC and Maeda Administracao e Participacoes Ltda, an affiliate of Agropem - Agro Pecuria Maeda S.A., formed a joint venture in Minas Gerais, Brazil. The new company, MDM Maeda Deltapine Monsanto Algodao Ltda. ("MDM"), produces, conditions and sells acid-delinted D&PL varieties of cotton planting seed. In 2000, the Company began selling D&PL conventional cotton varieties and first year sales accounted for more than 20% of cotton acreage planted in Brazil. MDM will introduce transgenic cottonseed varieties containing both Bollgard and Roundup Ready gene technologies in the Brazilian market as soon as government approvals are obtained.

In October 2001, the Company announced that it had recently signed Letters of Intent with two parties in China to form two new joint ventures there, one each in Hubei and Henan provinces. These two new potential markets contain 1.2 million acres which is almost 1.5 times the size of the combined Hebei and Anhui markets.

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

Employees

As of October 31, 2001, the Company employed a total of 538 full time employees worldwide excluding an estimated 150 employees of joint ventures. Due to the nature of the business, the Company utilizes seasonal employees in its delinting plants and its research and foundation seed programs. The maximum number of seasonal employees approximates 300 and typically occurs in October and November of each year. The Company considers its employee relations to be good.

Biotechnology

Insect Resistance for Cotton

Collaborative biotechnology licensing agreements, which were executed with Monsanto in 1992 and subsequently revised in 1993 and amended and restated in 1996 and further amended in December 1999, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in D&PL's varieties in the United States. The selected Bt is a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. This transgenic plant tissue is lethal to certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to D&PL for use under the trade name Bollgard. In D&PL's primary markets, the cost of insecticides is the largest single expenditure for many cotton growers. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, the United States Environmental Protection Agency ("EPA") completed its initial registration of the Bollgard gene technology, thus clearing the way for commercial sales of seed containing the Bollgard gene. In 1996, D&PL sold commercially for the first time two Deltapine varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") between the Company and Monsanto. This initial EPA registration had been set to expire on January 1, 2001 but was updated to expire January 1, 2002. In September 2001, the EPA renewed the registration for an additional five years, at which time the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.

Pursuant to the terms of the Bollgard Agreement, farmers must buy a limited use sublicense for the technology from D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), in order to purchase seed containing the Bollgard gene technology. D&M Partners contracts the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto. The distributor/dealers who coordinate the farmer licensing process receive a service payment not to exceed 20% of the technology sublicensing fee. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 71% of the net sublicense fee (technology sublicensing fees less distributor/dealer payments) and D&PL retains 29% for its services. The expiration date of the Bollgard Agreement is determined by the last to expire of the patent rights licensed under that agreement. Unless sooner terminated by the Company, as is permitted after October 11, 2008, the expiration date of the Bollgard Agreement based on the last to expire of the patents currently licensed thereunder will be September 28, 2016.

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

Herbicide Tolerance for Cotton

In February 1996, the Company and Monsanto executed the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") which provides for the commercialization of Roundup Ready cottonseed. Pursuant to the collaborative biotechnology licensing agreements executed in 1996 and amended in December 1999, D&PL has also developed transgenic cotton varieties that are tolerant to Roundup, a glyphosate-based herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. The Roundup Ready Agreement grants a license to D&PL and certain of its affiliates the right in the United States to sell cottonseed of D&PL's varieties that contain Monsanto's Roundup Ready gene. The Roundup Ready gene makes cotton plants tolerant to contact with Roundup herbicide. Similar to the Bollgard Agreement, farmers must execute limited use sublicenses in order to purchase seed containing the Roundup Ready Gene. The distributors/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee. D&PL's portion of the Roundup Ready technology fee varies depending on the technology fee per acre established by Monsanto. In 2000 and 2001, D&M Partners paid Monsanto approximately 70% of the Roundup Ready technology fees and D&PL retained the remaining 30%. The expiration date of the Roundup Ready Agreement is determined by the last to expire of the patent rights licensed under that agreement. Unless sooner terminated by the Company, as is permitted after October 11, 2008, the expiration date of the Roundup Ready
Agreement based on the last to expire of the patents currently licensed thereunder will be May 27, 2014.

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

Herbicide Tolerance for Soybeans

In February 1997, the Company and Monsanto executed the Roundup Ready Soybean License Agreement (the "Roundup Ready Soybean Agreement") which provides for the commercialization of Roundup Ready soybean seed. D&PL and Monsanto renegotiated the terms of sale of Roundup Ready Soybeans for 2001 and future years and executed a new agreement in September 2001.

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

Transformation, Enabling and Other Technologies

On July 27, 1999, United States Patent No. 5,929,300, entitled POLLEN BASED TRANSFORMATION SYSTEM USING SOLID MEDIA, was issued to the United States of America as represented by the Secretary of Agriculture (USDA). This patent covers transformation of plants. D&PL and the USDA executed on December 18, 2000 a commercialization agreement, providing D&PL exclusive rights to market this technology, subject to certain rights reserved to the USDA.

In March 1998, D&PL was granted United States Patent No. 5,723,765, entitled CONTROL OF PLANT GENE EXPRESSION. This patent is owned jointly by D&PL and the United States of America, as represented by the Secretary of Agriculture. The patent broadly covers all species of plants and seed, both transgenic and conventional, for a system designed to allow control of progeny seed viability without harming the crop. One application of the technology could be to control unauthorized planting of seed of proprietary varieties (sometimes called "brown bagging") by making such a practice non-economic since unauthorized saved seed will not germinate, and, therefore, would be useless for planting. The patent has the prospect of opening significant worldwide seed markets to the sale of transgenic technology in varietal crops in which crop seed currently is saved and used in subsequent seasons as planting seed. D&PL and the USDA executed a commercialization agreement on July 6, 2001 for this technology. D&PL intends licensing of this technology to be widely available to other seed companies.

The patents were developed from a research program conducted pursuant to a Cooperative Research and Development Agreement between D&PL and the U.S. Department of Agriculture's Agricultural Research Service ("USDA-ARS") in Lubbock, Texas. The technologies resulted from basic research and will require further development, currently underway, in order to be used in commercial seed. The Company estimates that it will be several years before these technologies could be available commercially.

The Company also has exclusive rights to market to third parties a method of plant transformation that was developed by the USDA-ARS under a research contract (funded by D&PL). This patent and the marketing rights apply to all plant species on which the method of transformation is effective. This transformation method uses techniques and plant parts that are not covered by currently issued plant transformation U.S. patents held by others. It is a method which should be more efficient and effective than many other plant transformation techniques currently available.

Other

The Company has licensing, research and development, confidentiality and material transfer agreements with providers of technology that the Company is evaluating for potential commercial applications and/or introduction. The Company also contracts with third parties to perform research on the Company's behalf for enabling and other technologies that the Company believes have potential commercial applications in varietal crops around the world.

Commercial Seed

In 2001, the Company had available for sale 95 varieties as cotton planting seed for either commercial or experimental purposes. Of those varieties, 11 contained the Bollgard gene technology, 22 contained the Roundup Ready gene technology, 18 contained both gene technologies, and 44 were conventional varieties.

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

Although cotton is varietal and, therefore, can be grown from seed of parent plants saved by the growers, most farmers in D&PL's primary domestic markets purchase seed from commercial sources each season because cottonseed requires delinting prior to seed treatment with chemicals and in order to be sown by modern planting equipment. Delinting and conditioning may be done either by a seed company on its proprietary seed or by independent delinters for farmers. Modern cotton farmers in upland picker areas generally recognize the greater assurance of genetic purity, quality and convenience that professionally grown and conditioned seed offers compared to seed they might save. Additionally, U.S. patent laws make unlawful any unauthorized planting of seed containing patented genetic technology saved from prior crops.

The Company farms approximately 2,500 acres in the U.S., primarily for research purposes and for production of cotton and soybean foundation seed. The Company has annual agreements with various growers to produce seed for cotton and soybeans. The growers plant parent seed purchased from the Company and follow quality assurance procedures required for seed production. If the grower adheres to established Company quality assurance standards throughout the growing season and if the seed meets Company standards upon harvest, the Company may be obligated to purchase specified minimum quantities of seed, usually in its first and second fiscal quarters, at prices equal to the commodity market price of the seed plus a grower premium. The Company then conditions the seed for sale.

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

Revenues from domestic seed sales are recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized when the seed is shipped. The licensing fees charged to farmers are based on pre-established planting rates for eight geographic regions and considers the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors.

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

Euro Currency Conversion

On January 1, 1999, the euro became the common legal currency of 11 of the 15 member countries of the European Union. On that date, the participating countries fixed conversion rates between their sovereign currencies ("legacy currencies") and the euro. On January 4, 1999, the euro began trading on currency exchanges and became available for non-cash transactions. The legacy currencies will remain legal tender through December 31, 2001. Beginning January 2, 2002, euro-denominated bills and coins will be introduced, and by July 1, 2002, legacy currencies will no longer be legal tender. To date, D&PL has not been affected by the euro currency conversion, nor does it expect to be adversely affected by these changes due to the nature of the Company's activities there. For the foreseeable future, the Company does not expect a material amount of its transactions to be denominated in the euro.

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

ITEM 2.   PROPERTIES

D&PL maintains facilities primarily used for research, delinting, conditioning, storage and distribution. The Company's world headquarters is located in Scott, Mississippi. This location is used for corporate offices, quality assurance, research and development, sales and marketing, seed production, and cotton planting seed delinting, conditioning and storage.

The Company's other owned cottonseed delinting, conditioning and storage facilities in the United States are in: Eloy, Arizona; Hollandale, Mississippi; Tunica, Mississippi; and Aiken, Texas. The Company owns a soybean processing plant in Harrisburg, Arkansas. The Company also owns cottonseed delinting facilities in Narromine, New South Wales, Australia; Groblersdal, South Africa; Canas, Costa Rica; Shijiazhuang, Hebei, China (through a Chinese joint venture); and Saenz Pena, Chaco, Argentina (through an Argentine joint venture).

The Company's plant breeders conduct research at eight facilities in the United States, six of which are owned by the Company and two of which are leased. The Company also owns a research facility in Australia and leases research facilities in Brazil, Greece, and Australia. In connection with its foundation seed program, the Company leases land in the United States, Argentina, Costa Rica, South Africa, Turkey, China, Brazil, and Australia.

All owned properties are free of encumbrances. Management believes that all of D&PL's facilities, including its conditioning, storage and research facilities, are well maintained and generally adequate to meet its needs for the foreseeable future. (See "Liquidity and Capital Resources" in Item 7).

PRINCIPAL COMPANY LOCATIONS, AFFILIATES AND SUBSIDIARIES:

World Headquarters                                         Operations Facilities
Scott, Mississippi, USA                                    Scott, Mississippi, USA
                                                           Hollandale, Mississippi, USA
Research Centers                                           Tunica, Mississippi, USA
Scott, Mississippi, USA                                    Chandler, Arizona, USA
Winterville, Mississippi, USA                              Eloy, Arizona, USA
Maricopa, Arizona, USA                                     Harrisburg, Arkansas, USA
Tifton, Georgia, USA                                       Aiken, Texas, USA
Hartsville, South Carolina, USA                            Lubbock, Texas, USA
Hale Center, Texas, USA                                    Catamarca, Argentina
Haskell, Texas, USA                                        Saenz Pena, Chaco, Argentina
Lubbock, Texas, USA                                        Narromine, New South Wales, Australia
Goondiwindi, Queensland, Australia                         Canas, Costa Rica
Narrabri, New South Wales, Australia                       Shijiazhuang, Hebei, People's Republic of China
Capinopolis, Minas Gerais, Brazil                          Groblersdal, South Africa
Larissa, Greece

                                                           Foreign Offices
                                                           Narrabri,  New  South Wales, Australia
                                                           Beijing, People's Republic   of   China
                                                           Thessaloniki,  Greece
                                                           Mexicali,      Mexico
                                                           Mexico  City,  Mexico
                                                           Wassenaar, The Netherlands
                                                           Seville, Spain
                                                           Izmir,  Turkey
                                                           Uberlandia, Minas Gerais,  Brazil
                                                           Hefei City, Anhui, People's Republic   of   China
                                                           Adana, Turkey

ITEM 3.  LEGAL PROCEEDINGS

Product Claims

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

The Company and Monsanto were also named as defendants in two additional lawsuits filed in the State of Texas. One lawsuit was filed in the 106th Judicial District Court of Gaines County, Texas, on April 27, 2000, and the other was filed in the 106th Judicial District Court of Dawson County, Texas, on April 20, 1999, although D&PL was not served with process until May 23, 2001. In both cases the plaintiffs allege, among other things, that certain cottonseed acquired from D&PL that contained the Roundup Ready(R) gene did not perform as the farmer had anticipated. The Company and Monsanto are investigating the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Gene License and Seed Services Agreement ("the Roundup Ready Agreement") between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup(R) glyphosate tolerance gene. D&PL will not have a right of indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the herbicide tolerance gene and such claims are contained in this litigation.

The Company and Monsanto are named as defendants, along with local seed or technology distributors in twenty-three lawsuits filed in Alabama. Four were filed in Autauga County, three on March 23, 2000 and one on March 27, 2000; three were filed in Barbour County, two on October 19, 2000, and one on November 7, 2000; three were filed in Chilton County on March 22, 2000; one was filed in Dallas County on March 22, 2000; one was filed in Elmore County on March 22, 2000; two were filed in Lowndes County, one on March 14 and one on March 22, 2000; and one was filed in Wilcox County on March 22, 2000; six were filed in Limestone County, one on April 25, 2001, one on May 17, 2001, and four on September 14, 2001; and two were filed in Lauderdale County, one on April 6, 2001 and one on April 20, 2001. In each case the plaintiff alleges, among other things, that certain cottonseed acquired from D&PL, which contained either the Roundup Ready(R) gene, the Bollgard(R) gene or both of such genes, did not perform as the farmers had anticipated or as allegedly represented to them. These lawsuits also include varietal claims aimed solely at the Company. Eleven of these lawsuits were earlier filed as seed arbitration claims with the Alabama Department of Agriculture, all of which were dismissed by that entity for lack of jurisdiction. The Company and Monsanto have investigated the claims, and are continuing to investigate the claims, to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between D&PL and Monsanto and the Bollgard(R) Gene License and Seed Services Agreement ("the Bollgard Agreement") between D&PL and Monsanto, D&PL has a right to be contractually indemnified against all claims arising out of the failure of Monsanto's gene technology. D&PL will not have a right to indemnification, however, from Monsanto for any claim involving varietal characteristics separate from or in addition to the failure of the Monsanto technology and such claims are contained in each of these lawsuits.

The Company and Monsanto and various retail seed suppliers were named in three pending lawsuits in the State of South Carolina. One lawsuit was filed November 15, 1999, in the Beaufort Division of the United States District Court, District of South Carolina; both of the other cases were filed on November 15, 1999, in the Court of Common Pleas of Hampton County, South Carolina. The two state court lawsuits were removed to the United States District Court for the District of South Carolina but were subsequently remanded back to the state court in which they were filed. In each of these cases the plaintiff alleges, among other things, that certain seed acquired from D&PL which contained the Roundup Ready(R) gene and/or the Bollgard(R) gene did not perform as the farmer had anticipated. These lawsuits also include varietal claims aimed solely at the Company. Of these cases, one filed in Hampton County and the other filed in the United States District Court seek class action treatment for all purchasers of certain D&PL varieties which contain the Monsanto technology. The Company and Monsanto are continuing to investigate the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between D&PL and Monsanto and the Bollgard(R) Agreement between D&PL and Monsanto, D&PL has a right to be contractually indemnified against all claims arising out of the failure of Monsanto's gene technology. D&PL will not have a right to indemnification, however, from Monsanto for any claim involving varietal characteristics separate from or in addition to the failure of the Monsanto technology and such claims are contained in each of these lawsuits.

The Company was named in two lawsuits filed in the State of Mississippi. One lawsuit was filed in the Circuit Court of Lowndes County, Mississippi on July 11, 2001. That suit alleges that certain cottonseed sold by D&PL did not germinate properly or at the rate stated on the label causing the farmer to incur losses during the 1998 growing season. The other suit was filed in the Circuit Court of Webster County on August 10, 2001. That suit alleges that the seed purchased by plaintiff failed to perform as represented and seeks damages for crop losses incurred during the 1999 growing season. The Company is presently investigating both claims to determine the cause or causes of the alleged problems. Neither Mississippi lawsuit alleges that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the Roundup Ready(R) Gene Agreement.

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

On February 5, 2001, D&PL and Monsanto and a local seed distributor were named in a lawsuit filed in the Sixth Judicial Court, Parish of East Carroll, Louisiana. This lawsuit alleges that certain cottonseed varieties sold by D&PL which contained Monsanto's licensed gene technology suffered from a disease or malady known as bronze wilt. The Company and Monsanto are presently investigating this claim to determine the cause or causes of the alleged problem. The lawsuit does not allege that the Monsanto gene technology failed and, accordingly, it does not appear that D&PL has a claim for indemnity or defense under the Roundup Ready(R) Agreement as the claim alleges defective varietal characteristics only.

On June 7, 2001, the Company was named in a lawsuit filed in the Circuit Court of the County of Crockett, Tennessee. This case was subsequently removed to the United Sates District Court for the Western District of Tennessee, Eastern Division. This lawsuit alleges that a specific cotton variety did not perform as promised and that the plaintiff farmers suffered lower than expected yields as a result of the allegedly defective variety. Although this lawsuit involves a cotton variety which contains the Roundup Ready(R) gene, no claim against Monsanto was alleged, nor is there an allegation that the Monsanto technology caused or contributed to plaintiffs' problems, thus, Monsanto is not contractually obligated to defend or indemnify the Company in this case. The Company is presently investigating this claim to determine the cause or causes of the alleged problem.

Other Matters

On May 15, 2000, several farmers and a seller of farm supplies filed suit in the United States District Court for the Northern District of Alabama, against Monsanto, the Company, and D&M International, LLC (a joint venture of Monsanto and the Company) under federal antitrust laws and requested class certification. Plaintiffs claim that defendants have: (1) unlawfully attempted to monopolize the U.S. cotton seed and herbicide market in violation of ss. 2 of the Sherman Act; (2) monopolized the U.S. cotton seed and herbicide market in violation of ss. 2 of the Sherman Act; (3) conspired to unreasonably restrain trade in the U.S. cotton seed and herbicide market in violation of ss. 1 of the Sherman Act; and (4) engaged in unlawful tying of cotton seed and herbicide in violation of ss. 3 of the Clayton Act. Plaintiffs demand unspecified antitrust damages, including treble and compensatory damages, plus costs of litigation, including attorneys' fees. In July 2000, the Company answered the complaint and in October 2000, moved for dismissal of the action on the ground that plaintiffs have failed to allege any conduct or action by the Company that violates the federal antitrust laws. Discovery has not commenced. On October 22, 2001, the Magistrate Judge to whom the case is assigned recommended that Monsanto's and DPL's motions to dismiss the complaint be granted with the plaintiffs having the right to replead and file a revised complaint within 30 days. The Court has not yet acted on the Magistrate Judge's recommendation.

In December 1999, Mycogen Plant Science, Inc. ("Mycogen") filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia Pty. Ltd., D&PL's wholly-owned Australian subsidiary, have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit seeks injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. The litigation is currently in discovery and pretrial proceedings. Consistent with its commitments, Monsanto has agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any are awarded. Monsanto is providing separate defense counsel for D&PL. D&PL is assisting Monsanto to the extent reasonably necessary.

In November 1999, Bios Agrosystems S.A. ("Bios"), a former distributor of SureGrow brand cottonseed in Greece, brought suit in the U.S. District Court in Delaware against D&PL International Technology, D&PL's subsidiary, to enjoin the termination of its distributorship which was to become effective at the end of November 1999. The suit demanded a declaratory judgment that the termination is not effective and compensatory and punitive damages for wrongful termination. Bios also filed a request for arbitration and a parallel suit seeking injunctive relief in a Greek court. In January 2000, the U.S. District Court denied the request for an injunction to prevent termination of Bios' distributorship and subsequently enjoined Bios from proceeding with parallel litigation in the Greek courts. Bios appealed to the United States Court of Appeals for the Third Circuit. In March 2001, Bios gave notice that it was dismissing its appeal. Bios has not indicated whether or not it will continue to seek to arbitrate its claims.

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $650,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. The Company continues to offer seed for sale in Guatemala.

US Department of Justice - Civil Investigative Demands

On July 18, 1996, the United States Department of Justice, Antitrust Division ("USDOJ"), served a Civil Investigative Demand (the "1996 CID") on D&PL seeking information and documents in connection with its investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. (which own the outstanding common stock of Sure Grow Seed, Inc.). The CID states that the USDOJ is investigating whether these transactions may have violated the provisions of Section 7 of the Clayton Act, 15 USC ss.18. D&PL has responded to the CID, employees were examined in 1997 by the USDOJ, and D&PL is committed to full cooperation with the USDOJ. D&PL believes that it has demonstrated to the USDOJ that this acquisition did not constitute a violation of the Clayton Act or any other anti-trust law. The USDOJ has taken no further action in connection with 1996 CID.

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

D&PL vs. Monsanto Company and Pharmacia Corp.

On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger of Monsanto with the Company under the May 8, 1998, Merger Agreement. On December 30, 1999, the Company filed suit (the "December 30 Suit") in the First Judicial District of Bolivar County, Mississippi, seeking among other things, the payment of the $81 million termination fee due pursuant to the merger agreement, compensatory damages and punitive damages. On January 2, 2000, the Company and Monsanto reached an agreement whereby the Company would withdraw the December 30 Suit, and Monsanto would immediately pay the $81 million. On January 3, 2000, Monsanto paid to the Company a termination fee of $81 million as required by the merger agreement. On January 18, 2000, the Company filed a suit (the "January 18 Suit") reinstating essentially all of the allegations contained in the December 30 Suit. The January 18 Suit by the Company against Monsanto seeks in excess of $1 billion in compensatory and $1 billion in punitive damages for breach of contract under the merger agreement between the parties. The Company alleges that Monsanto failed to make its best efforts, commercially reasonable efforts, and/or reasonable best efforts to obtain antitrust approval from the U.S. Department of Justice, as required under the terms of the merger agreement. The Company also seeks damages for breach of the January 2, 2000 agreement pursuant to which the parties were to negotiate for two weeks to resolve the dispute over failure of the merger to close.

The parties litigated for several months over the appropriate forum to hear the case. A Delaware Court of Chancery ruling rejected Monsanto's attempt to maintain the action in Delaware and returned the parties to the Circuit Court for the First Judicial District of Bolivar County, Mississippi. Monsanto filed a motion for summary judgment on the breach of contract claims alleging that the Company suffered no cognizable damages as a result of the failed merger. On December 18, 2000, the Company amended its complaint to include a claim for tortious interference with prospective business relations on the grounds that Monsanto's unreasonable delay prevented the consummation of the merger and kept the Company from being in a position to enter into transactions and relationships with others in the industry. In light of the merger of Monsanto into Pharmacia & Upjohn, Inc., after the filing of the original complaint, the Company named both Pharmacia Corp. (the newly formed corporation and existing defendant) and Monsanto Company (a newly spun-off majority-owned subsidiary) as defendants in the amended complaint. The parties are in discovery. The Company filed two motions to compel additional discovery from Monsanto. Monsanto filed a motion for summary judgment and a motion to dismiss the added claim of tortious interference contained in the amended complaint. Monsanto alleged that it was entitled to 1) dismissal of the action on the grounds that the Company's amended complaint did not satisfy any of the elements of a tortious interference claim and, thus, did not state a viable claim; and 2) summary judgment because the Company has not suffered any injury as a result of Monsanto's actions. On November 15, 2001, the Circuit Court denied Monsanto's motion for summary judgment on the breach of contract claims, holding that the case presents issues for trial by jury. The Court also denied Monsanto's motion to dismiss or for summary judgment on D&PL's claim for tortious interference with business relationships. The Court also granted substantially all of the discovery sought by D&PL in its motion to compel.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of Delta and Pine Land Company was held on June 20, 2001. The following matters were brought to a vote with the noted results:

                     Item                              For           Against         Abstain          Non-Voted

1.  Re-elect Class II Director                      32,238,202          0            41,605           6,259,187
     Joseph M. Murphy


2.   Re-elect Class II Director                     32,248,308          0            31,499           6,259,187
      Rudi E. Scheidt

Messrs. Jon E. M. Jacoby and F. Murray Robinson continue to serve as Class III Directors. Class III Directors were elected at the March 30, 2000 Annual Meeting (which served as a make-up meeting for the 1999 Annual Meeting) to a term effectively expiring at the 2002 Annual Meeting.

Messrs. Stanley P. Roth and Nam-Hai Chua continue to serve as Class I Directors. Class I Directors were elected at the December 29, 2000 Annual Meeting to serve a term expiring at the 2003 Annual Meeting.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

The Company's stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol DLP. The range of closing prices for these shares for the last two fiscal years, as reported by the NYSE, was as follows:

Common Stock Data                                1st Qtr        2nd Qtr          3rd Qtr        4th Qtr
-----------------                                -------        -------          -------        -------
FYE August 31, 2000
Market Price Range - Low                            $22.38         $14.87           $17.45         $21.35
                   - High                            32.69          24.39            23.37          28.59

FYE August 31, 2001
Market Price Range - Low                            $21.75         $20.00           $22.15         $18.65
                   - High                            26.88          25.55            26.80          25.09

Annual dividends of $0.12 and $0.15 per share were paid in 2000 and 2001, respectively. In November 2001, the Board of Directors announced it had increased the quarterly dividend to be paid to the shareholders of record on November 30, 2001 to $0.05 per share. It is anticipated that quarterly dividends of $0.05 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Aggregate dividends paid in 2001 were $5.8 million and should approximate $7.7 million in 2002.

On October 31, 2001, there were approximately 6,000 shareholders of the Company's 38,346,867 outstanding shares.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS                                              (In thousands, except per share amounts)
                                                                    As of and for Year Ended August 31,
------------------------------------------------------------------------------------------------------------------------------------
                                              1997            1998            1999            2000           2001
                                           -----------     ------------    -----------     -----------    ------------
Operating Results:
Net sales and licensing fees                 $183,249         $192,339       $260,465        $301,181        $305,806
Special charges and unusual
   items(1)                                  (20,700)         (22,662)       (29,884)          71,233         (6,301)
Net income applicable to
common          shares                          6,850            1,783          7,477          79,198          32,147
Balance Sheet Summary:
Current assets                               $145,449         $174,502       $217,543        $313,701        $337,737
Current liabilities                           112,524          116,136        174,947         215,315         208,041
Working capital                                32,925           58,366         42,596          98,386         129,696
Total assets                                  220,656          251,791        295,758         390,134         411,521
Long-term debt                                 30,572           47,070         17,000           2,482           2,836
Stockholders' equity                           72,531           80,651         89,404         159,628         188,408
Per Share Data:
Net income applicable to
common          shares - Basic                  $0.18            $0.05          $0.19           $2.06           $0.84
Book value                                       1.93             2.12           2.33            4.15            4.90
Cash dividends per common share                 0.078             0.12           0.12            0.12            0.15
Weighted average number of
shares        used in per share
calculations -            Basic                37,579           38,011         38,438          38,496          38,473

------------------------------------------------------------------------------------------------------------------------------------

(1) In 1997, the Company announced a production and cost optimization program which resulted in the Company taking a special charge of $19.0 million along with $1.7 million for nonrecurring charges related to acquisitions. In 1998, the Company reported (a) a $17.5 million special charge for inventory write-offs due to a reduction in cotton acreage in 1998, the realignment of the Company's product line to seed with new technologies and the recall of certain products and (b) $5.1 million in costs associated with the Company's evaluation of various strategic alternatives including the Monsanto merger. In 1999, the Company reported (a) special charges for inventory write-offs of $15.2 million resulting from the Company's decision to purchase additional seed in 1999 to ensure that ample seed of both transgenic and conventional varieties were available and due to lower than expected soybean sales, (b) special charges of approximately $9.0 million related to the now failed acquisition by Monsanto (c) nonrecurring charges for severance pay and relocation expenses of $2.0 million related to a reorganization of the sales and marketing and technical services divisions and (d) the loss on the disposal of fixed assets and other nonrecurring charges of $3.7 million. In 2000, the Company reported the $81 million merger termination fee, net of related expenses as an unusual income item. In 2001, the Company reported (a) a $3.0 million special charge for closing of a delinting plant and a write down of other long lived assets to be disposed of and (b) a $3.3 million charge for severance pay related to the plant closing and reductions in operations and corporate staffs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The shift from conventional cottonseed varieties to transgenic varieties in the U.S. continues. Overall, both domestic and international cottonseed sales were up while the soybean business was a disappointment. Domestically, despite low cotton fiber prices, picker cotton seed unit sales increased as did per unit selling prices. D&PL continued the successful execution of its international business plan as evidenced by the 41% increase in international revenues. Conversely, soybean sales were below both 2001 expectations and 2000 sales due to pricing decisions that priced our products higher than those of the two southern soybean market leaders. Lower sales resulted in excess soybean seed and higher than expected inventory writeoffs. Due to poor weather and low cotton fiber prices the number of stripper cotton units sold fell below 2001 expectations and 2000 actual sales. Since the revenue potential per acre for farmers who plant in areas where stripper cotton varieties are grown is significantly lower than the potential for picker cotton (grown elsewhere in the U.S.), when commodity prices fall farmers will either choose not to plant the acreage or will plant it with less expensive conventional or farmer-saved seed.

In August 2001, the Company announced a plant closing and a reorganization of the corporate staff which resulted in the Company taking a $6.3 million charge of which $3.0 million was related to asset write down and $3.3 million was for severance pay and related benefits to those terminated. Essentially all such severance payments were made by fiscal year end. The changes were made to reduce excess plant capacity, to reduce production costs, and to reduce corporate overhead by eliminating positions and realigning the Company's soybean breeding efforts. The Company expects annual payroll savings to approximate $2.0 million in 2002 resulting from these charges.

The litigation with Monsanto continues. The trial court has acted on pending motions. The parties are now in discovery. As discussed in Item 3 and the footnotes to the financial statements, the Company collected (after D&PL filed a lawsuit) the $81 million termination fee in 2000 and recorded it net of related expenses as an unusual item in fiscal 2000.

In July 1999, the Company announced the consolidation of the three divisional sales and marketing staffs and three divisional technical services staffs into one Company-wide sales and marketing team and one Company-wide technical services team that will serve the three brands (Deltapine, SureGrow, and Paymaster). Approximately forty salaried positions were eliminated which generated severance pay and relocation costs of approximately $2 million which were recorded as special charges. Actual savings approximated $4 million in fiscal 2000. The three divisional research programs were combined into a single Company-wide program, and two new research facilities were launched in the Company's effort to invest its resources where it believes it has the best opportunity for developing new products for commercial introduction.

Outlook

Although cotton fiber prices continued to decline in 2001, cotton farmers planted more cotton in 2001 over 2000 due in part to low commodity prices of potentially competing crops and the level of government payments under various farm programs. At the present time, we expect domestic cotton acreage to remain relatively flat in 2002 for the same reasons noted above and since 2002 represents the last year of the Freedom to Farm bill put into effect in 1996. Both houses of Congress are presently working on farm legislation presently expected to go into effect in 2003. The provisions of this bill are not yet final and could in fact affect domestic planted acreage of cotton and other row crops after the expiration of the current Farm bill.

Total cotton acreage worldwide has remained relatively consistent at 80 million to 85 million acres over the last several decades. The Company continues to expand its Ex-U.S. presence by forming new joint ventures and working to improve the operating results of existing Ex-U.S. operations. The tragic events of September 11, 2001 are not expected to directly affect our existing Ex-U.S. operations in 2002, however, the Company's five year business plan includes target markets such as Pakistan (2004) and Uzbekistan (2003). Presently we are unable to ascertain the effect of recent events on the Company's longer term growth markets. The Company announced the recent signing of Letters of Intent with two parties in China to form two new ventures there in addition to the two existing ventures to further penetrate Ex-U.S. markets in connection with the execution of its international business plans. The Company remains optimistic about its ability to execute its domestic and international growth strategies.

The Company also continues to review and evaluate alternative sources and types of technology that could bring valuable products to farmers. As agreements are reached with those parties, announcements will be made. In the meantime, the Company continues to maintain its cash position. The necessity to do so will be regularly evaluated.

Subsequent to August 31, 2001, the Company, pursuant to its previously announced re-purchase plan, has purchased in the open market, approximately 200,000 shares of its common stock and has increased its quarterly dividend to $0.05 per share from $0.04. The Board reviews the dividend policy quarterly. Assuming the dividend rate is maintained through 2002, the aggregate payments will be $7.7 million paid to the holders of the 38.5 million shares outstanding. See "Risks and Uncertainties" located in this item 7.

Net Sales and Licensing Fees

In 2001, D&PL's consolidated net sales and licensing fees increased 1.5% to $305.8 million from 2000 sales of $301.2 million. This increase is primarily the result of (a) a continued market penetration of the Company's stacked gene products in the domestic segment, (b) price increases in the domestic cotton segment, (c) increased export sales to Mexico, Greece, and Brazil and (d) increased sales by the Company's joint ventures in China and Brazil. The effects of these increases were partially offset by lower than expected sales of soybeans. In 2001, domestic transgenic cottonseed sales comprised approximately 91% of total domestic unit sales of cottonseed, compared to approximately 89% in 2000. International sales increased to $43.9 million in 2001 from $31.0 million in 2000 due to sales increases in Mexico, Greece, China, and Brazil. In 2001, soybean sales and licensing fees decreased 34% from 2000.

In 2000, D&PL's consolidated net sales and licensing fees increased 15.6% to $301.2 million from 1999 sales of $260.5 million. The increase is primarily the result of (a) increased sales of upland picker cottonseed varieties that contain either or both of the Bollgard and Roundup Ready gene technologies, (b) increased sales of Roundup Ready soybeans and (c) increased international sales. In 2000, domestic transgenic cottonseed sales comprised approximately 89% of total domestic unit sales of cottonseed, compared to approximately 80% in 1999. Roundup Ready soybean units comprised approximately 80% of total units sold in 2000 compared to 64% in 1999. International sales increased to $31.0 million in 2000 from $26.5 million in 1999 due to sales increases in China, Australia and Greece. The effects of these increases were partially offset by a decline in export sales in certain smaller markets.

Gross Profit

D&PL's consolidated gross profit increased to $105.6 million in 2001 compared to $99.4 million in 2000. This increase is primarily attributable to continued penetration of transgenic cottonseed varieties in the U.S., a price increase in the U.S. market, and increased sales in the Company's international segment as discussed above, the positive effects of which were partly offset by lower soybean margins.

D&PL's consolidated gross profit increased to $99.4 million in 2000 compared to $75.2 million in 1999. This is primarily attributable to the increased penetration of transgenic cottonseed varieties in the U.S., increased sales in the Company's international segment as discussed above and the absence of special charges in 2000 compared to special charges of $15.2 million which were recorded in 1999.

Operating Expenses

Operating expenses before special charges increased to $47.6 million in 2001 from $46.0 million in 2000. This increase is primarily due to higher general and administrative and research costs which were partially offset by continued cost savings generated from the Company's 1999 reorganization of the sales and marketing staff and the related synergies for the Company's advertising and promotional efforts.

Operating expenses before special charges decreased to $46.0 million in 2000 from $46.4 million in 1999. This decrease is primarily due to savings which resulted from the 1999 reorganization of the Company's sales and marketing and technical service staffs which were partially offset by higher research and general and administrative costs. In 1999, special charges related to severance pay and benefits of $2.0 million resulting from the elimination of the divisional sales and marketing and divisional technical services staffs, and costs associated with the ultimately terminated merger with Monsanto which approximated $9.0 million, were included as operating expenses.

Research and Development Expenses

Research and development expenses increased 6.6% to $19.9 million in 2001 from $18.7 million in 2000. The increase was primarily attributable to additional breeding programs in Georgia and Texas, advanced breeding programs, evaluation of new technologies, and additional international seed testing.

Research and development expenses did not change materially in 2000 from 1999 levels since savings achieved by the 1999 consolidation were offset by the cost of new research programs.

Selling Expenses

Selling expenses decreased 9.3% to $12.9 million in 2001 from $14.2 million in 2000. Selling expenses decreased 11.6% to $14.2 million in 2000 from $16.1 million in 1999. These decreases are primarily attributable to the Company's previous reorganization of the sales and marketing staff and the related synergies of combining the Company's advertising and promotional efforts.

General and Administrative Expenses

General and administrative expenses increased 12.9% to $14.8 million in 2001 from $13.1 million in 2000. The increase primarily consists of an increase in property, casualty and health insurance costs.

General and administrative expenses increased 12.7% to $13.1 million in 2000 from $11.6 million in 1999. The increase primarily consists of expenses related to expansion of the Company's operations in Argentina and Brazil, an increase in insurance costs and higher legal fees associated with the non-U.S. patents, trademark and variety registrations.

Special Charges and Unusual Item

In connection with the closing of its Chandler, Arizona delinting facility, as of August 31, 2001, and the reduction in its domestic operations and corporate staffs, the Company recorded a $6.3 million charge for the severance, plant closing, and related costs associated with these actions. Of the $6.3 million, $3.0 million is related to the write down of fixed assets and $3.3 million to severance pay and related benefits.

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

Interest Income/Expense

The Company reported net interest income of $3.5 and $0.9 million in 2001 and 2000, respectively, compared to net interest expense of $3.5 million in 1999. The interest income was primarily earned on cash generated from operating activities and the $81 million merger termination fee collected from Monsanto in early 2000.

Net Income and Earnings Per Share

Net income after special charges applicable to common shares was $32.1 million, $79.2 million, and $7.5 million in 2001, 2000 and 1999, respectively. Net income per share (diluted) after special and nonrecurring charges was $0.81, $1.98 and $0.18 in 2001, 2000, and 1999, respectively.

Net income per share (diluted) before special and nonrecurring charges was $0.91., $0.90, and $0.66 in 2001, 2000, and 1999, respectively. The number of shares deemed outstanding was 40.1 million, 40.2 million, and 41.0 million in 2001, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company's business significantly impacts cash flow and working capital requirements. The Company has maintained credit facilities, and used early payments by customers and cash from operations to fund working capital needs. For more than 18 years D&PL has borrowed on a short-term basis to meet seasonal working capital needs. However, cash generated from operations in 2000 and 2001 along with the collection of the merger termination fee has been used to meet working capital needs in 2001 and to a lesser degree in 2000. The Company is currently evaluating potential uses of its cash for purposes other than for working capital needs. One potential such use is the acquisition or funding of alternative technologies that could be used to enhance the Company's product portfolio and ultimately the Company's long-term earnings potential. Another potential use is the repurchase in the open market of the Company's shares pursuant to its previously announced share repurchase program. Subsequent to August 31, 2001, the Company repurchased approximately 200,000 shares. Once the evaluation of certain transactions that are currently being considered is brought to conclusion (perhaps resulting in such acquisitions), the Company may reconsider other potential uses of the remaining cash, up to and including repurchasing shares more aggressively depending on market considerations and other factors.

In the United States, D&PL purchases seed from contract growers in its first and second fiscal quarters. Seed conditioning, treating and packaging commence late in the first fiscal quarter and continue through the third fiscal quarter. Seasonal cash needs normally begin to increase in the first fiscal quarter and cash needs peak in the third fiscal quarter. Cash is generated and loan repayments normally begin in the middle of the third fiscal quarter and are typically completed by the first fiscal quarter of the following year. D&PL also offers customers financial incentives to make early payments. To the extent D&PL attracts early payments from customers, bank borrowings under the credit facility are reduced.

In the United States, the Company records accounts receivable for licensing fees on Bollgard and Roundup Ready seed sales as the seed is shipped, usually in the Company's second and third quarters. The Company has contracted the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto. In September, the technology fees are due at which time D&PL, as managing partner of D&M Partners, receives payment from Monsanto. D&PL then pays Monsanto its royalty for the Bollgard and Roundup Ready licensing fees. As a result of the timing of these events, accounts receivable and accrued expenses generally peak at year end.

In April 1998, the Company entered into a syndicated credit facility with its then existing lender and two other financial institutions which provided for aggregate borrowings of $110 million. This agreement provided a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment was a long-term loan that could be borrowed upon at any time and was due April 1, 2001. The seasonal commitment was a working capital loan that could be drawn upon from September 1 through June 30 of each fiscal year. Each commitment offered variable and fixed interest rate options and required the Company to pay facility or commitment fees and to comply with certain financial covenants. This agreement expired on April 1, 2001.

The financial covenants under the loan agreements required the Company to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at the Company's other quarter ends)
(b) maintain a fixed charge coverage ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and (c) maintain at all times tangible net worth of not less than the sum of (i) $40 million plus (ii) 50% of net income (but not losses) determined on the last day of each fiscal year, commencing with August 31, 1998. At August 31, 2001, the Company was in compliance with the covenants of the now expired credit facility. See Note 4 of the Notes to Consolidated Financial Statements in Item 8. D&PL and the lenders are currently negotiating a replacement facility that will provide for aggregate borrowings of $100 million plus a $25 million overline and will contain terms and conditions similar to the 1998 facility.

Capital expenditures were $7.5 million, $7.1 million, and $8.1 million in fiscal 2001, 2000 and 1999, respectively. The Company anticipates that capital expenditures are expected to approximate $9.0 million in 2002. In 2001, the Company paid dividends aggregating $5.9 million, approximately $0.15 per share. In November 2001 the Board increased the quarterly dividend, commencing with the first quarter, to $0.05 per share. The Board reviews the dividend policy quarterly. However, assuming that the present rate is maintained throughout 2002, aggregate dividends will approximate $7.7 million in 2002.

Cash provided from operations, cash on hand, early payments from customers and borrowings under the loan agreement if necessary should be sufficient to meet the Company's 2002 working capital needs.

RISKS AND UNCERTAINTIES

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, existing products, technical developments, new products, new technologies, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those noted elsewhere in this Item and filing and the following:

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

     The planting seed market is highly competitive, and D&PL products face competition from a number of seed companies, diversified chemical companies, agricultural biotechnology companies, governmental agencies and academic and scientific institutions. A number of chemical and biotechnology companies have seed production and/or distribution capabilities to ensure market access for new seed products and new technologies that may compete with the Bollgard and Roundup Ready gene technologies. The Company's seed products and technologies contained therein may encounter substantial competition from technological advances by others or products from new market entrants. Many of the Company's competitors are, or are affiliated with, large diversified companies that have substantially greater resources than the Company.

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

     The publicity related to genetically modified organisms ("GMOs") or products made from plants that contain GMOs may have an effect on the Company's sales in the future. In 2001, approximately 90% of the Company's cottonseed that was sold contained either the Bollgard, Roundup Ready, or both gene technologies and 86% of the Company's soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the alleged concern over finished products that contain GMOs could impact demand for crops (and ultimately seed) raised from seed containing such traits.

     Due to the varying levels of agricultural and social development of the international markets in which the Company operates and because of factors within the particular international markets targeted by the Company, international profitability and growth may be less stable and predictable than domestic profitability and growth. Furthermore, recent action taken by the U.S. government, including that taken by the U.S. Military in the aftermath of the tragic events of September 11, 2001, may serve to further complicate the Company's ability to execute its long range Ex-U.S. business plans because those plans include future expansion into Uzbekistan (2003) and Pakistan (2004).

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Therefore, D&PL must adopt this statement no later than September 1, 2002. Management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Therefore, D&PL must adopt this statement no later than September 1, 2002. Management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

SFAS No. 142, "Goodwill and Other Intangible Assets," addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. This statement is effective for fiscal years beginning after December 15, 2001, however, early application is permitted for entities with fiscal years beginning after March 15, 2001, provided the first interim financial statements have not been issued previously. Effective September 1, 2001, the Company adopted SFAS 142 at which time all goodwill amortization ceased (fiscal 2002 goodwill amortization would have been approximately $366,000). Other provisions of the statement require that goodwill be measured periodically for impairment. The impact of adoption on the Company's consolidated financial position and results of operations related to those provisions has not yet been determined.

SFAS No. 141, "Business Combinations," requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 1, 2001. Management has determined the impact of this statement will not have an effect on its consolidated financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure relative to fluctuations in the price of soybean raw material inventory, foreign currency fluctuations and interest rate changes. From time to time the Company enters into various agreements that are considered derivatives to reduce its commodity price risk. During the year ended August 31, 2001, derivative instruments have not been used to manage foreign currency or interest rate risks. The Company does not enter into speculative hedges or purchase or hold any derivative financial instruments for trading purposes.

A discussion of the Company's accounting policies related to derivative financial instruments is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8. Further information on the Company's exposure to market risk is included in Note 12 of the Notes to Consolidated Financial Statements in Item 8.

The fair value of derivative commodity instruments outstanding as of August 31, 2001, was $210,000. A 10 percent adverse change in the underlying commodity prices upon which these contracts are based would not result in a material impact on future earnings.

The Company's earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. The Company conducts non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, and South Africa. At August 31, 2001, the result of a uniform 10 percent strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

The Company utilizes fixed and variable-rate debt to maintain liquidity and fund its business operations, with the terms and amounts based on business requirements, market conditions and other factors. At August 31, 2001, a 100 basis point change to interest rates (with all other variables held constant) on the portion of the Company's debt with variable interest rates would not result in a material change to the Company's interest expense or cash flow.

PART II

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                        INDEX

Financial Statements                                                                                       Page(s)

The following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

       Report of Independent Public Accountants...............................................................23

         Management's Report     .............................................................................24

      Consolidated Statements of Income - for each of the three years in the period ended August 31, 2001........................................................................25

      Consolidated Balance Sheets - August 31, 2000 and 2001..................................................26

      Consolidated Statements of Cash Flows - for each of the three years in the period ended August 31, 2001.........................................................................27

      Consolidated Statements of Stockholders' Equity - for each of the three years in the period ended August 31, 2001..................................................................28

      Notes to Consolidated Financial Statements..............................................................29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND THE SHAREHOLDERS OF DELTA AND PINE LAND COMPANY:

We have audited the accompanying consolidated balance sheets of DELTA AND PINE LAND COMPANY (a Delaware corporation) and subsidiaries as of August 31, 2000 and 2001, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta and Pine Land Company and subsidiaries as of August 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Memphis, Tennessee,
October 26, 2001.

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

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                        Consolidated Statements of Income

                         FOR THE YEARS ENDED AUGUST 31,

                    (In thousands, except per share amounts)

                                                                           1999             2000             2001
                                                                       -------------    -------------     ------------
NET SALES AND LICENSING FEES                                              $ 260,465        $ 301,181       $  305,806
COST OF SALES                                                              (170,127)        (201,814)        (200,236)
SPECIAL CHARGES                                                             (15,187)               -                -
                                                                       -------------    -------------     ------------
GROSS PROFIT                                                                 75,151           99,367          105,570
                                                                       -------------    -------------     ------------
OPERATING EXPENSES:
   Research and development                                                  18,702           18,685           19,924
   Selling                                                                   16,054           14,198           12,878
   General and administrative                                                11,624           13,104           14,797
                                                                       -------------    -------------     ------------
                                                                             46,380           45,987           47,599
SPECIAL CHARGES AND UNUSUAL INCOME ITEM                                     (10,997)          71,233           (6,301)
                                                                       -------------    -------------     ------------
OPERATING INCOME                                                             17,774          124,613           51,670
INTEREST (EXPENSE) INCOME, net                                               (3,502)             852            3,455
OTHER (EXPENSE) INCOME                                                       (3,747)              67           (4,255)
MINORITY INTEREST IN  LOSS / (EARNINGS) OF SUBSIDIARIES                         475              909             (390)
                                                                       -------------    -------------     ------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                                            11,000          126,441           50,480
PROVISION FOR INCOME TAXES                                                   (3,427)         (44,150)         (18,173)
                                                                       -------------    -------------     ------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     FOR START-UP COSTS                                                       7,573           82,291           32,307

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR START-UP
COSTS                                                                             -          (2,965)                -
                                                                       -------------    -------------     ------------
NET INCOME                                                                    7,573          79,326            32,307
DIVIDENDS ON PREFERRED STOCK                                                    (96)           (128)             (160)
                                                                       -------------    -------------     ------------
NET INCOME APPLICABLE TO COMMON SHARES                                    $   7,477       $  79,198         $  32,147
                                                                       =============    =============     ============
BASIC EARNINGS PER SHARE                                                  $    0.19       $    2.06         $    0.84
                                                                       =============    =============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS - BASIC                                    38,438          38,496            38,473
                                                                       =============    =============     ============
DILUTED EARNINGS PER SHARE                                                $    0.18       $    1.98         $    0.81
                                                                       =============    =============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS - DILUTED                                  40,973          40,159            40,111
                                                                       =============    =============     ============



The accompanying notes are an integral part of these consolidated statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                           Consolidated BALANCE SHEETS

                                AS OF AUGUST 31,

               (In thousands, except share and per share amounts)

                                                                                                 2000                2001
                                                                                            ---------------      --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                     $ 87,467           $ 114,003
   Receivables, net                                                                               181,305             176,177
   Inventories                                                                                     35,278              36,745
   Prepaid expenses                                                                                 2,231               2,138
   Deferred income taxes                                                                            7,420               8,674
                                                                                           ---------------     ---------------
       Total current assets                                                                       313,701             337,737
PROPERTY, PLANT AND EQUIPMENT, NET                                                                 65,044              62,839
EXCESS OF COST OVER NET ASSETS OF
      BUSINESSES ACQUIRED, net of accumulated amortization of $686 and $772                         4,514               4,148
INTANGIBLES, net of accumulated amortization of $854 and $1,118                                     4,250               4,383
OTHER ASSETS                                                                                        2,625               2,414
                                                                                           ---------------      --------------
Total Assets                                                                                    $ 390,134           $ 411,521
                                                                                           ===============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
   Notes payable                                                                                 $  2,000           $   1,629
   Accounts payable                                                                                23,441              15,279
   Accrued expenses                                                                               164,702             175,085
   Income taxes payable                                                                            25,172              16,048
                                                                                           ---------------     ---------------
        Total current liabilities                                                                 215,315             208,041
                                                                                           ---------------     ---------------
LONG-TERM DEBT                                                                                      2,482               2,836
DEFERRED INCOME TAXES                                                                               4,975               4,706
COMMITMENTS AND CONTINGENCIES (Notes 7 and 13)
MINORITY INTEREST IN SUBSIDIARIES                                                                   7,734               7,530

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share;  2,000,000 shares authorized:  Series
A
   Junior  Participating  Preferred,  par value $0.10 per share;  456,989  shares
authorized;                                                                                           107                 107
   no shares issued or outstanding;  Series M Convertible  Non-Voting  Preferred, par

   value $0.l0 per share;  1,066,667 shares  authorized,  issued and outstanding
Common stock, par value $0.10 per share; 100,000,000 shares

   authorized; 38,945,725 and 39,111,233 shares issued;
   38,377,759 and 38,543,267 shares outstanding                                                     3,895               3,911
Capital in excess of par value                                                                     45,096              48,406
Retained earnings                                                                                 123,552             149,923
Accumulated other comprehensive loss                                                               (3,146)             (4,063)
Treasury stock, at cost; 567,966 shares                                                            (9,876)             (9,876)
                                                                                                                --------------
                                                                                          ---------------
    Total stockholders' equity                                                                    159,628             188,408
                                                                                          ---------------      --------------
Total Liabilities and Stockholders' Equity                                                     $  390,134          $  411,521
                                                                                          ===============      ==============




The accompanying notes are an integral part of these consolidated balance sheets.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE YEARS ENDED AUGUST 31,

                                 (in thousands)

                                                                                  1999           2000          2001
                                                                              ----------    -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                    $ 7,573       $ 79,326       $ 32,307
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                6,882          7,114          7,435
      Noncash items associated with special charges and disposition of             8,902            203          2,348
      assets
      Minority interest in net (loss) income of subsidiaries                        (475)          (909)           390
      Change in deferred income taxes                                             (7,704)         4,647         (1,523)
      Changes in assets and liabilities:
           Receivables                                                           (42,822)       (33,379)         5,128
           Inventories                                                            (4,416)        12,449         (1,257)
           Prepaid expenses                                                         (279)          (758)            93
           Accounts payable                                                       (3,320)         3,451         (8,162)
           Accrued expenses                                                       51,465         21,646         10,383
           Income taxes                                                           17,028         18,763         (8,669)
           Intangibles and other assets                                           (2,769)         1,438             89
                                                                              ----------    -----------     ----------
              Net cash provided by operating activities                           30,065        113,991         38,562
                                                                              ----------    -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (8,093)        (7,144)        (7,466)
  Sale of investments and property                                                   100            171            243
                                                                              ----------    -----------     ----------
              Net cash used in investing activities                               (7,993)        (6,973)        (7,223)
                                                                              ----------    -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term debt                                                      (53,889)        (9,487)        (1,838)
Payments of long-term debt                                                       (38,185)       (33,000)       (19,269)
Dividends paid                                                                    (4,712)        (4,744)        (5,936)
Proceeds from long-term debt                                                       9,000         18,482         19,623
Proceeds from short-term debt                                                     56,500          7,668          1,467
Minority interest portion of investment in Subsidiaries                            6,459            250              -
Minority interest in dividends paid by Subsidiaries                                 (263)          (241)          (594)
Payments to acquire treasury stock                                                     -         (7,703)             -
Proceeds from exercise of stock options                                            1,974          2,273          2,871
                                                                              ----------    -----------    -----------
              Net cash used in financing activities                              (23,116)       (26,502)        (3,676)
                                                                              ----------    -----------    -----------
EFFECTS OF FOREIGN CURRENCY TRANSLATION GAINS (LOSSES)                               534           (601)        (1,127)
                                                                              ----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (510)        79,915         26,536
CASH AND CASH EQUIVALENTS, beginning of year                                       8,062          7,552         87,467
                                                                              ----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                           $ 7,552       $ 87,467      $ 114,003
                                                                              ==========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest, net of capitalized interest                                      $ 3,600       $  1,100      $     500

      Income taxes                                                               $   600       $ 18,200      $  27,600

   Noncash financing activities:
      Tax benefit of stock option exercises                                      $ 3,400       $  1,700      $     500

The accompanying notes are an integral part of these consolidated statements.

                           DELTA AND PINE LAND COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1999, 2000 AND 2001
                      (In thousands, except per share data)

                                                                                           Accumulated
                                                                Capital in                    Other                      Total
                                      Preferred      Common      Excess of     Retained   Comprehensive   Treasury    Stockholders'
                                        Stock        Stock       Par Value     Earnings   Income/(Loss)    Stock        Equity
                                     -------------------------- ------------ ---------------------------------------- ------------
Balance at August 31, 1998               $    107    $   3,847    $  35,840     $  46,109    $  (3,079)   $  (2,173)     $ 80,651

Net income                                      -            -            -         7,573             -            -        7,573
Foreign currency translation                    -            -            -             -           534            -          534
adjustment
                                                                                                                      ------------
     Total comprehensive income                                                                                             8,107
Exercise of stock options and
     tax benefit of stock option                -           19        5,339            -              -            -        5,358
exercises
Cash dividends, $0.12 per share                 -            -            -       (4,712)             -            -       (4,712)
                                     -------------------------- ------------ ---------------------------------------- ------------
Balance at August 31, 1999                    107        3,866       41,179        48,970        (2,545)      (2,173)      89,404
Net income                                      -            -            -        79,326             -            -       79,326
Foreign currency translation                    -            -            -             -          (601)           -         (601)
adjustment
                                                                                                                      ------------
      Total comprehensive income                                                                                           78,725
Exercise of stock options and tax
benefit                                         -           29        3,917             -             -            -        3,946
       of stock option exercises
Cash dividends, $0.12 per share                 -            -            -        (4,744)            -            -       (4,744)
Purchase of common stock                        -            -            -             -             -       (7,703)      (7,703)
                                     -------------------------- ------------ ---------------------------------------- ------------
Balance at August 31, 2000                    107        3,895       45,096       123,552        (3,146)      (9,876)     159,628

Net income                                      -            -            -        32,307             -            -       32,307
Foreign currency translation                    -            -            -             -        (1,127)           -       (1,127)
adjustment

Unrealized gain on hedging                      -            -            -             -           210            -          210
instruments

                                                                                                                      ------------
      Total comprehensive income                                                                                           31,390
Exercise of stock options and tax
benefit                                         -           16        3,310             -             -            -        3,326
       of stock option exercises
Cash dividends, $0.15 per share                 -            -            -       (5,936)             -            -      (5,936)
                                     -------------------------- ------------ ---------------------------------------- ------------
Balance at August 31, 2001               $    107    $   3,911    $  48,406     $ 149,923    $  (4,063)   $  (9,876)   $  188,408
                                     ========================== ============ ======================================== ============

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Delta and Pine Land Company and subsidiaries (the "Company" or "D&PL") breed, produce, condition and market cotton and soybean planting seed. In connection with its seed operations, the Company farms approximately 2,500 acres, largely for the production of cotton and soybean foundation seed.

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

Special Charges/Unusual Items

2001

In August 2001, D&PL announced a series of actions to enhance the company's ability to execute its long-term growth plans and improve performance and profitability. The Company closed its Chandler, Arizona facility, as of August 31, 2001, and reduced its operations and corporate staffs. The Company recorded a $6.3 million charge; $3.0 million for fixed asset write downs and $3.3 million for severance and related benefits in its fourth quarter. This charge is included in "SPECIAL CHARGES AND UNUSUAL INCOME ITEM" in the accompanying Consolidated Statements of Income.

2000

On May 8, 1998, Delta and Pine Land Company ("DPLC") entered into a Merger Agreement with Monsanto Company ("Monsanto"), pursuant to which DPLC would be merged with and into Monsanto. On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger. On December 30, 1999, the Company filed suit (the "December 30 Suit") in the Circuit Court for the First Judicial District of Bolivar County, Mississippi, seeking among other things, the payment of the $81 million termination fee due pursuant to the merger agreement, and compensatory damages and punitive damages for Monsanto's breach of contract. On January 2, 2000, the Company and Monsanto reached an agreement whereby the Company would withdraw the December 30 Suit, and Monsanto would immediately pay the $81 million. On January 3, 2000, Monsanto paid to the Company a termination fee of $81 million, as required by the merger agreement, which is separately presented as "SPECIAL CHARGES AND UNUSUAL INCOME ITEM" net of related expenses in the accompanying Consolidated Statements of Income.

1999

In July 1999, D&PL announced a restructuring program aimed to improve operating efficiencies by consolidating the Company's three domestic divisions into one. The Company recorded a $2.0 million charge in its fourth quarter for the severance and related costs associated with this plan, substantially all of which were paid prior to August 31, 1999. This charge is included in "SPECIAL CHARGES AND UNUSUAL INCOME ITEM" in the accompanying Consolidated Statements of Income as is $9.0 million in costs related to the now failed merger with Monsanto. In 1999, the Company wrote off inventory that was deemed to be excess or obsolete. The portion of this inventory write-off deemed to be in excess of normal levels ($15.2 million) is separately presented as a component of cost of sales. Other income and expense includes a $3.7 million loss on the disposition of fixed assets and other nonrecurring charges.

At August 31, 2001, all reserves established in 2000, 1999 and prior years for the above matters have been fully utilized. At August 31, 2001 essentially all amounts related to severance pay for the 2001 reorganization have been paid.

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

The germplasm, breeder and foundation seed were purchased as part of acquisitions and include amounts for specifically identified varieties and for breeding stocks. The amounts associated with specific varieties are amortized over the expected commercial life of those varieties. Breeding stocks are amortized over 40 years, since they can be revitalized from time to time and remain viable indefinitely after such revitalization.

Intangible Assets and Deferred Charges

Intangible assets consist of trademarks, patents and other intangible assets and are being amortized using the straight-line method over 5 to 40 years. Excess of cost over net assets of businesses acquired is being amortized using the straight-line method over 40 years (amortization will be discontinued as of September 1, 2001 as discussed under Recently Issued Financial Accounting
Standards below). Organization costs for foreign ventures are amortized over five years.

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

Fair Value of Financial Instruments

The fair value of the Company's financial instruments at August 31, 2001 approximates their carrying value.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws.

Revenue Recognition

Revenues from domestic seed sales are generally recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized when the seed is shipped. The licensing fees charged to farmers are based on pre-established planting rates for each of eight geographic regions and the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors. International export revenues are recognized upon the later of when seed is shipped or the date letters of credit are confirmed. Generally, international export sales are not subject to return. All other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

All of the Company's domestic seed products (including Bollgard and Roundup Ready technologies) are subject to return or credit risks, which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during the Company's third and fourth quarters. The Company provides for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to the Company's operating results are recorded when such differences become known, typically in the Company's fourth quarter. All significant returns occur or are accounted for by fiscal year end.

Research and Development

All research and development costs incurred to breed and produce experimental seed are expensed. Costs incurred to produce sufficient quantities of planting seed needed for commercialization are carried as inventory until such seed is sold. Cotton lint and other by-products of seed production are also carried as inventory until sold.

Accounting for Stock-Based Compensation

Effective in fiscal 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its employee stock option plans. See Note 14 for a summary of the pro forma effects on reported net income and earnings per share for fiscal 2001, 2000 and 1999 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

Derivative Financial Instruments

The Company uses various financial instruments that are considered derivatives to mitigate its risk to variability in cash flows related to soybean purchases and to effectively fix the cost of a significant portion of its soybean raw material inventory. The terms of the hedging derivatives used by the Company are negotiated to approximate the terms of the forecasted transaction; therefore, the Company expects the instruments used in hedging transactions to be highly effective in offsetting changes in cash flows of the hedged items. Realized and unrealized hedging gains and losses are recorded as a component of other comprehensive income and are reclassified into earnings in the period in which the forecasted transaction affects earnings (i.e., is sold or disposed) and generally occurs during the Company's second and third fiscal quarters. Quantities hedged that do not exceed the forecasted transactions are accounted for as cash flow hedges. However, to the extent that the quantities hedged exceed the forecasted transactions due to intra-season changes to the sales forecast where it is probable that the originally forecasted transaction will no longer occur, the Company accounts for these derivative instruments as discontinued cash flow hedges. The Company does not enter into any derivative instruments that extend into the future for more than one fiscal year. The Company adopted the requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," September 1, 2000. The adoption of SFAS 133 did not have a material impact on the Company's financial statements.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2001 presentation.

Recently Issued Financial Accounting Standards

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Therefore, D&PL must adopt this statement no later than September 1, 2002. Management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Therefore, D&PL must adopt this statement no later than September 1, 2002. Management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

SFAS No. 142, "Goodwill and Other Intangible Assets," addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. This statement is effective for fiscal years beginning after December 15, 2001, however, early application is permitted for entities with fiscal years beginning after March 15, 2001, provided the first interim financial statements have not been issued previously. Effective September 1, 2001, the Company adopted SFAS 142 at which time all goodwill amortization ceased (fiscal 2002 goodwill amortization would have been approximately $366,000). Other provisions of the statement require that goodwill be measured periodically for impairment. The impact of adoption on the Company's consolidated financial position and results of operations related to those provisions has not yet been determined.

SFAS No. 141, "Business Combinations," requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 1, 2001. Management has determined the impact of this statement will not have an effect on its consolidated financial position or results of operations.

2.   INVENTORIES

Inventories at August 31, consisted of the following:

                               2000                         2001
                       -----------------------      ----------------------
 Finished goods        $    28,649,000                   $   31,835,000
 Raw materials              11,327,000                       12,515,000
 Growing crops               1,744,000                        2,218,000
 Supplies                    1,165,000                        1,162,000
                       -----------------------      ----------------------
                            42,885,000                       47,730,000
 Less reserves              (7,607,000)                     (10,985,000)
                       -----------------------      ----------------------
                       $    35,278,000                   $   36,745,000
                       =======================      ======================


Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops and supplies are recorded at cost.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at August 31, consisted of the following:

                                       2000                     2001
                              -----------------------    --------------------

Land and improvements                $     4,046,000           $   4,284,000
Buildings and improvements                37,759,000              38,777,000
Machinery and equipment                   46,239,000              48,279,000
Germplasm                                  7,500,000               7,500,000
Breeder and foundation seed                2,000,000               2,000,000
Construction in progress                   4,444,000               1,529,000
                              -----------------------    --------------------
                                         101,988,000             102,369,000
Less accumulated depreciation           (36,944,000)            (39,530,000)
                              -----------------------    --------------------

                                     $    65,044,000          $   62,839,000
                              =======================    ====================

4.     NOTES PAYABLE AND LONG-TERM DEBT

The Company had a syndicated credit facility with three financial institutions which provided for aggregate unsecured borrowings of $110 million comprised of a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment was a long-term loan that could be borrowed upon at any time and was due April 1, 2001. The seasonal commitment was a working capital loan that could be drawn upon from September 1 through June 30 of each fiscal year and expired April 1, 2001. Each commitment offered variable and fixed interest rate options and required the Company to pay facility or commitment fees and to comply with certain financial covenants.

The interest rate charged for each loan was based on LIBOR plus 35 to 55 basis points depending on the achievement of certain financial ratios. The average interest rate was 5.6%, 7.26% and 5.34% during 1999, 2000 and 2001, respectively.

The financial covenants required the Company to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at the Company's fiscal quarter ends) (b) maintain a fixed charge coverage ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and (c) maintain at all times tangible net worth of not less than the sum of (i) $40 million, plus (ii) 50% of net income (but not losses) determined as of the last day of each fiscal year, commencing with August 31, 1998. This agreement expired April 30, 2001 and was replaced with a $30 million unsecured credit line with the same covenants. At August 31, 2000 and 2001, the Company was in compliance with these covenants. The lenders and the Company are currently negotiating a replacement facility that provides for unsecured borrowings of $100 million. The lender and the Company have executed a term sheet and are finalizing the formal agreement.

5.   ACCRUED EXPENSES

Accrued expenses at August 31, consisted of the following:

                                             2000                   2001
                                       ------------------     ------------------
Bollgard and Roundup Ready
royalties and related expenses
   due Monsanto                             $128,581,000           $133,956,000
Sales returns and allowances                  11,285,000             16,383,000
Payroll                                        4,011,000              4,162,000
Other accrued expenses                        20,825,000             20,584,000
                                       ------------------     ------------------
                                           $ 164,702,000          $ 175,085,000
                                       ==================     ==================
6.   INCOME TAXES

The provisions for income taxes for the years ended August 31, consisted of the following:

                                  1999                        2000                       2001
                             ---------------            -----------------          -----------------
         Current-
             Federal            $ 9,628,000                  $43,452,000               $ 16,972,000
             State                  858,000                    1,647,000                  2,064,000
         Deferred               (7,059,000)                    (949,000)                  (863,000)
                             ---------------            -----------------          -----------------
                                $ 3,427,000                  $44,150,000               $ 18,173,000
                             ===============            =================          =================

The differences between the statutory federal income tax rate and the effective rate are as follows:

                                                                                1999            2000           2001
                                                                             -----------     -----------    ------------

           Statutory rate                                                         35.0%           35.0%           35.0%
           Increases (decreases) in tax resulting from:
              State taxes, net of federal tax benefit                              2.3             0.7             2.4
              Research and development tax credits                                (8.6)           (0.4)           (1.0)
              Tax effects resulting from non deductible costs
                   and foreign activities                                         (1.2)           (1.1)           (1.7)
              Other                                                                3.7             0.6             1.3
                                                                             -----------     -----------    ------------
           Effective rate                                                         31.2%           34.8%           36.0%
                                                                             ===========     ===========    ============




Deferred income taxes at August 31, consisted of the following:

  Deferred tax assets:                         2000                2001
                                          ----------------    ----------------
         Inventory                            $ 3,821,000         $ 4,098,000
         Seed claims                              582,000           1,635,000
         Other                                  3,649,000           3,818,000
                                          ----------------    ----------------
                                              $ 8,052,000         $ 9,551,000
                                          ================    ================
  Deferred tax liabilities:

         Property                           $ (5,285,000)        $(5,034,000)
         Other                                  (322,000)           (549,000)
                                                              ----------------
                                          ----------------
                                              (5,607,000)         (5,583,000)
                                          ----------------    ----------------
         Net deferred income taxes            $ 2,445,000         $ 3,968,000
                                          ================    ================

Income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries, either because any income taxes on the distribution of those earnings in the form of dividends would be offset substantially by foreign tax credits, or because the Company intends to reinvest those earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

7.   LEASES

The Company leases real estate and machinery and equipment used in its operations. Substantially all rent expense is recorded as cost of sales. The Company has no capital leases. Future minimum rental payments after 2001 under operating leases with initial or remaining noncancellable terms in excess of one year are as follows:

                         2002      $        462,000
                         2003      $        136,000
                         2004      $         29,000
                         2005      $              -
                         2006      $              -

Rent and lease expense including land rent approximated $2,993,000, $3,354,000 and $3,182,000 in 2001, 2000 and 1999, respectively.

8. EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

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

The Company has adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." The measurement of Plan and SERP assets and obligations was performed as of June 30. The following table provides a reconciliation of the changes in the Plan's and SERP's benefit obligations and fair value of assets over the two-year period ended August 31, 2001, and a statement of the funded status as of August 31, 2000 and 2001.

                                                                      Plan                             SERP
                                                 ------------------------------------    -----------------------------------
                                                        2000             2001                  2000            2001
                                                 ----------------    ----------------    ---------------   -----------------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at beginning of  year          $ 10,387,000         $ 11,223,000     $      643,000        $   642,000
     Service cost                                      571,000              634,000              6,000              7,000
     Interest cost                                     754,000              815,000             46,000             46,000
     Actuarial  loss (gain)                            229,000              (90,000)             8,000            (94,000)
     Benefits paid                                    (718,000)            (677,000)           (61,000)           (54,000)
                                                 ----------------    ----------------    ---------------   -----------------
Benefit obligation at end of year                 $ 11,223,000         $ 11,905,000     $      642,000        $   547,000
                                                 ================    ================    ===============   =================
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year    $ 11,213,000         $ 12,123,000    $       641,000        $   642,000
     Actual return on plan assets                    1,722,000           (1,144,000)            64,000            (47,000)
     Benefits paid                                   (718,000)             (677,000)           (61,000)           (54,000)
     Expenses                                         (94,000)              (71,000)            (2,000)            (1,000)
                                                 ----------------    ----------------    ---------------   -----------------
Fair value of plan assets at end of year          $ 12,123,000         $ 10,231,000     $      642,000        $   540,000
                                                 ================    ================    ===============   =================
Funded status                                       $  900,000        $  (1,674,000)          $      -        $    (7,000)
Unrecognized transition obligation                     184,000               65,000                  -                  -
Unrecognized prior service cost                         50,000               47,000                  -                  -
Unrecognized net (gain) loss                        (2,160,000)             102,000                  -              9,000
                                                ----------------     ----------------   ----------------  -----------------
Accrued pension cost                              $(1,026,000)         $(1,460,000)           $      -       $      2,000
                                                ================     ================   ================  =================

Periodic Pension Expense:
                                                      Plan                                           SERP
                                ----------------------------------------------- ----------------------------------------------
                                      1999            2000           2001           1999             2000           2001
                                ----------------  ------------- --------------- --------------  --------------- --------------
Service cost                    $       482,000      $ 571,000  $      634,000  $      39,000      $     6,000  $       7,000
Interest cost on projected
benefit                                 687,000        754,000         815,000         43,000           46,000         46,000
  obligation
Expected  return on                    (850,000)      (974,000)     (1,055,000)       (43,000)         (55,000)       (55,000)
assets
Amortization of transitional
  obligation                            119,000        120,000         119,000              -                -              -
Net unrecognized  (gain)/loss
  and amortization                      (52,000)       (58,000)        (79,000)        20,000          (38,000)             -
                                  --------------  -------------  -------------- --------------  ---------------  -------------
Net periodic pension
  expense/(income)                      386,000        413,000         434,000         59,000          (41,000)        (2,000)
                                  ==============  =============  ============== ==============  ===============  =============
Company contributions           $       700,000        $     - $             -      $  85,000         $      - $            -
                                ================  =============  ============== ==============  ===============  =============


The actuarial present value of the projected benefit obligation of the Plan and the SERP was determined using a discount rate of 7.5% in 2000 and 7.25% in 2001, with assumed salary increases of 4% in 2000 and 2001 to age 65. The expected long-term rate of return on assets was 9% in 2000 and 2001. Prior service cost is amortized over 15 years.

Defined Contribution Plan

D&PL sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees of the Company. The Company, at its option, may elect to make matching contributions to the Plan. No matching contributions were made in 1999, 2000 or 2001.

9. MAJOR CUSTOMERS

In fiscal 1999, 2000, and 2001 seed sales to each of three customers and the related licensing fees ultimately billed to farmers for sales made by these customers for transgenic products comprised more than 10% of total sales and licensing fees. The table below presents the approximate amount of annual sales including technology fees to each of the customers. These amounts were reported in the Company's domestic segment.

   Customer            1999                  2000                  2001
---------------  ------------------   -------------------   -------------------
      A                $34,615,000           $34,246,000           $31,833,000
      B                 50,767,000            51,938,000            54,937,000
      C                 74,710,000            69,951,000            72,358,000

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

Information about the Company's segments for the years ended August 31, is as follows (in thousands):

                                             1999                   2000                      2001
                                        ---------------       ------------------       --------------------
Net sales
     Domestic                          $      233,949              $   270,205               $    261,883
     International                             26,516                   30,976                     43,923
                                       ---------------       ------------------       --------------------
                                       $      260,465              $   301,181               $    305,806
                                       ===============       ==================       ====================
Operating income/(loss)
     Domestic                          $       19,856              $   120,305               $     43,429
     International                             (2,082)                   4,308                      8,241
                                       ---------------       ------------------       --------------------
                                       $       17,774              $   124,613               $     51,670
                                       ===============       ==================       ====================
Capital expenditures
     Domestic                          $        3,824              $     6,805               $      6,594
     International                              4,269                      339                        872
                                       ---------------       ------------------       --------------------
                                       $        8,093               $    7,144                $     7,466
                                       ===============       ==================       ====================

Information about the financial position of the Company's segments as of August 31, is as follows (in thousands):

                                          2000                    2001
                                    -----------------        ----------------
Long-term assets
    Domestic                               $ 62,033                $ 60,215
    International                            14,400                  13,569
                                    ----------------         ----------------
                                           $ 76,433                $ 73,784
                                    ================         ================
Total assets
    Domestic                              $ 367,600               $ 382,879
    International                            22,534                  28,642
                                    -----------------        ----------------
                                          $ 390,134               $ 411,521
                                    =================        ================

11.  RELATED PARTY TRANSACTIONS

A partner of a law firm that represents the Company is also a stockholder and serves as corporate secretary. The Company paid legal fees to that firm of approximately $740,000, $943,000, and $833,000 in 1999, 2000 and 2001,
respectively.

During 1999, 2000 and 2001 the Institute of Molecular Agrobiology ("IMA"), which is owned by the National University of Singapore and the National Science and Technology Board of Singapore, conducted contract research upon the Company's instruction related to the development of certain technologies for varietal crops such as cotton and soybeans. The Company paid approximately $340,000, $296,000 and $406,000 in 1999, 2000 and 2001, respectively, for such research projects.

Dr. Chua, a member of the Board of Directors of the Company, was the Chairman of the Management Board of Directors of IMA until September 2000 and Deputy Chairman from that time until September 2001 and was also Chairman of the Board of an affiliate of IMA, IMAGEN, until August 2001. IMAGEN, together with Singapore Bio-Innovations Pte. Ltd., STIC Investments Pte. Ltd., and OCBC Wearnes and Walden Investments Pte. Ltd., own 20% of the stock of D&PL China Pte. Ltd.

In 1999, the Company sold at a loss of approximately $1.1 million its site at Centre, Alabama to an entity that is controlled by an officer who is also a shareholder. This shareholder was an officer and shareholder of the Sure Grow Companies at the time of their acquisition by D&PL.

12. DERIVATIVE FINANCIAL INSTRUMENTS

Net losses of $631,000 were deferred to other comprehensive income during the year ended August 31, 2001. During the year ended August 31, 2001, $841,000 of losses that previously had been deferred to other comprehensive income was reclassified from equity into current year net income, of which $205,000 arose in the fourth quarter due to positions that were opened and closed in the fourth quarter. These charges are reflected as a component of cost of sales. For the year ended August 31, 2001, the Company recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges. At August 31, 2001, the deferred gain of $210,000, reflected as a component of accumulated other comprehensive loss, includes realized gains of approximately $84,000. If the value of the underlying commodity does not change from the quarter ended August 31, 2001, the deferred gain would be reclassified into earnings within the next fiscal year. The actual amount that will be reclassified in earnings may vary from this amount as a result of changes in market conditions.

13.  COMMITMENTS AND CONTINGENCIES

Product Liability Claims

The Company is named as a defendant in various lawsuits that allege, among other things, that certain of the Company's products (including Monsanto's technology) did not perform as the farmer had anticipated or expected. In many of these suits, Monsanto and, in some cases, the distribution/dealer who sold the seed were also named. In all cases where the seed sold contained either or both of Monsanto's Bollgard and Roundup Ready gene technologies, D&PL tendered the defense of these cases to Monsanto and requested indemnity. Pursuant to the terms of the February 2, 1996 Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") and the February 2, 1996 Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") (both as amended December 8, 1999) D&PL has a right to be contractually indemnified by Monsanto against all claims arising out of the failure of Monsanto's gene technology. Some of the product liability lawsuits contain varietal claims which are aimed solely at the Company. D&PL does not have a right to indemnification, however, from Monsanto for any claims involving varietal characteristics separate from or in addition to the failure of the Monsanto technology. The Company believes that the resolution of these matters will not have a material impact on the consolidated financial statements. The Company intends to vigorously defend itself in these matters. See Part I, Item III for a discussion of each case.

Other Matters

On May 15, 2000, several farmers and a seller of farm supplies filed suit in the United States District Court for the Northern District of Alabama, against Monsanto, the Company, and D&M International, LLC (a joint venture of Monsanto and the Company) under federal antitrust laws and requested class certification. Plaintiffs claim that defendants have: (1) unlawfully attempted to monopolize the U.S. cotton seed and herbicide market in violation of ss. 2 of the Sherman Act; (2) monopolized the U.S. cotton seed and herbicide market in violation of ss. 2 of the Sherman Act; (3) conspired to unreasonably restrain trade in the U.S. cotton seed and herbicide market in violation of ss. 1 of the Sherman Act; and (4) engaged in unlawful tying of cotton seed and herbicide in violation of ss. 3 of the Clayton Act. Plaintiffs demand unspecified antitrust damages, including treble and compensatory damages, plus costs of litigation, including attorneys' fees. In July 2000, the Company answered the complaint and in October 2000, moved for dismissal of the action on the ground that plaintiffs have failed to allege any conduct or action by the Company that violates the federal antitrust laws. Discovery has not commenced. On October 22, 2001, the Magistrate Judge to whom the case is assigned recommended that Monsanto's and DPL's motions to dismiss the complaint be granted with the plaintiffs having the right to replead and file a revised complaint within 30 days. The Court has not yet acted on the Magistrate Judge's recommendation.

In December 1999, Mycogen Plant Science, Inc. ("Mycogen") filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia Pty. Ltd., D&PL's wholly-owned Australian subsidiary, have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit seeks injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. The litigation is currently in discovery and pretrial proceedings. Consistent with its commitments, Monsanto has agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any are awarded. Monsanto is providing separate defense counsel for D&PL. D&PL is assisting Monsanto to the extent reasonably necessary.

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

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $650,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have a material impact on the Company's consolidated financial statements. The Company continues to offer seed for sale in Guatemala.

U.S. Department of Justice - Civil Investigation Demands

On July 18, 1996, the United States Department of Justice, Antitrust Division ("USDOJ"), served a Civil Investigative Demand ("CID") on D&PL seeking information and documents in connection with its investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. (which own the outstanding common stock of Sure Grow Seed, Inc). The CID states that the USDOJ is investigating whether these transactions may have violated the provisions of Section 7 of the Clayton Act, 15 USC ss.18. D&PL has responded to the CID, employees were examined in 1997 by the USDOJ, and D&PL is committed to full cooperation with the USDOJ. D&PL believes that it has demonstrated to the USDOJ that this acquisition did not constitute a violation of the Clayton Act or any other anti-trust law. The USDOJ has taken no further action in connection with the 1996 CID.

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

14.  STOCKHOLDERS' EQUITY

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

The 1995 Long-Term Incentive Plan, as amended and restated in March 2000, (the "LTIP") allows for the awarding of stock options to officers, key employees and directors. The amended and restated 1995 plan eliminates the ability of the Board of Directors to award stock appreciation rights, restricted shares of common stock and performance units. Under the LTIP, 5,120,000 shares (after effect of stock splits through November 1997) of Common Stock of D&PL were available for grant. Shares subject to options and awards which expire unexercised are available for new option grants and awards. New members of the Board of Directors receive automatic grants of 62,222 shares upon being named to the Board and each director is given an additional annual grant of 2,666 shares for each of the second through sixth years each director serves as such (which grants began in February 1998). At the March 30, 2000 Annual Meeting, the Board of Directors agreed to grant options to each Director for 80,000 shares of the Company Common Stock. Such options are exercisable ratably over five years commencing after one year from the date of grant.

Additional information regarding options granted and outstanding is summarized below:

Stock Options                           Number of
                                         Shares                 Price Range

                                      --------------     --------------------------
Outstanding at August 31,1998             3,320,467             4.67         49.31
Granted                                      70,996            32.80         37.80
Exercised                                  (194,948)            4.67         26.82
Lapsed or canceled                          (53,558)           10.69         41.97
                                      --------------     ------------    ----------
Outstanding at August 31, 1999            3,142,957             4.67         49.31
Granted                                   1,785,443            16.91         19.81
Exercised                                  (281,160)            4.67         26.82
Lapsed or canceled                         (209,620)           10.69         48.56
                                      --------------     ------------    ----------
Outstanding at August 31, 2000            4,437,620             4.67         49.31
Granted                                      84,218            23.68         25.19
Exercised                                  (165,508)            4.67         22.36
Lapsed or canceled                         (300,370)           15.71         49.31
                                      --------------     ------------    ----------
Outstanding at August 31, 2001            4,055,960           $ 4.67       $ 49.31
                                      ==============     ============    ==========

The pro forma effects of the total compensation expense that would have been recognized under SFAS No. 123 are as follows:

                                                                               August 31,
(Dollars in thousands, except per share data)                  1999               2000                2001
--------------------------------------------------------- ---------------  -------------------  ----------------
Pro forma compensation cost                                    $   3,621           $    4,568     $       5,743
Net income applicable to common shares, as reported                7,477               79,198            32,147
Pro forma net income                                               3,856               74,630            26,404
Basic earnings per share, as reported                               0.19                 2.06              0.84
Pro forma basic earnings per share                                  0.10                 1.94              0.69
Diluted earnings per share, as reported                             0.18                 1.98              0.81
Pro forma diluted earnings per share                           $    0.10            $    1.86     $        0.66

The determination of fair value is only required for stock options issued beginning in fiscal 1996. The weighted average fair values of options granted in fiscal 1999, 2000 and 2001 were $19.24, $9.61 and $10.41 per share, respectively. D&PL utilized the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted using the following assumptions:

                                 1999                2000            2001
                              ---------------  ---------------   --------------
Expected dividend yield                    3%               3%               3%
Expected option lives                 5 years          5 years          5 years
Expected volatility                    64.41%           51.88%           39.09%
Risk-free interest rates                6.29%            5.96%            5.86%


The following table summarizes certain information about outstanding and exercisable stock options ended August 31, 2001:

                                                          Options Outstanding            Options Exercisable
                             ---------------------------------------------------   --------------------------------------
                                            Weighted Average
                                               Remaining            Weighted                           Weighted
                                            Contractual Life        Average                            Average
Exercise Price Range        Number              in Years            Exercise          Number           Exercise
                          Outstanding                                Price          Outstanding         Price
---------------------    --------------    -------------------    -------------    --------------    -------------
  $ 4.67 to 16.50            1,029,251            3.48               $ 8.73            1,004,960        $ 8.55
  $ 16.91 to 28.90           2,886,717            7.23              $ 21.62            1,258,166       $ 22.63
  $ 32.80 to 39.19              86,992            7.22              $ 35.85               37,996       $ 35.98
  $ 41.69 to 49.31              53,000            6.62              $ 45.95               31,800       $ 45.95


Treasury Stock

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of the Company's common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of the Company's Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2001, the Company had repurchased 453,700 shares at an aggregate purchase price of approximately $7,703,000 under this program. The Company purchased no additional shares under this plan in the year ended August 31, 2001. Subsequent to August 31, 2001, the Company repurchased approximately 200,000 shares.

Earnings Per Share

Dilutive common share equivalents consist of both the Company's Series M Convertible Non-Voting Preferred Shares and outstanding stock options under the Company's 1993 Stock Option Plan and the 1995 Long-Term Incentive Plan. Approximately 142,000, 781,000 and 748,000 outstanding stock options were not included in the computation of diluted earnings per share for the years ended August 31, 1999, 2000 and 2001, respectively, because the effect of their exercise was not dilutive based on the average market price of the Company's common stock for each respective reporting period. These options expire at various dates from 2006 to 2011.

                                                                       For the Twelve Months Ended August 31,
                                                                      ---------------------------------------
                                                                 1999                2000                2001
                                                           -----------------    ----------------    ---------------
Basic Earnings per Share:
Net income per share before cumulative effect of
accounting change                                          $           0.19     $          2.14     $         0.84
Cumulative effect of accounting change
                                                                          -               (0.08)                 -
                                                           -----------------    ----------------    ---------------
Net income                                                 $           0.19     $          2.06     $         0.84
                                                           =================    ================    ===============

Diluted Earnings per Share:
Net income per share before cumulative effect of
accounting change                                          $           0.18     $          2.05     $         0.81
Cumulative effect of accounting change
                                                                          -               (0.07)                 -
                                                           -----------------    ----------------    ---------------
Net income                                                 $           0.18     $          1.98     $         0.81
                                                           =================    ================    ===============
Number of shares used in basic earnings per
share calculations                                                   38,438              38,496             38,473
                                                           =================    ================    ===============
Number of shares used in diluted earnings per
share calculations                                                   40,973              40,159             40,111
                                                           =================    ================    ===============

The table below reconciles the basic and diluted per share computations for income before the cumulative effect of a change in accounting principle:

                                                                      For the Twelve Months Ended August 31,
                                                                      --------------------------------------
                                                                 1999                2000                2001
                                                           -----------------    ----------------    ---------------
Income
    Income before cumulative
       effect of accounting change                                 $ 7,573           $ 82,291            $ 32,307
    Less:  Preferred stock dividends                                   (96)              (128)               (160)
                                                          -----------------    ---------------     ---------------
    Basic EPS:
      Income available to common stockholders                        7,477             82,163              32,147
    Effect of Dilutive Securities:
      Convertible Preferred Stock Dividends                             96                128                 160
                                                          -----------------    ---------------     ---------------
    Diluted EPS:
    Income available to common stockholders
       plus assumed conversions                                    $ 7,573           $ 82,291            $ 32,307
                                                          =================    ===============     ===============
Shares
    Basic EPS shares                                                38,438             38,496              38,473
    Effect of Dilutive Securities:
        Options to purchase common stock                             1,468                596                 571
        Convertible preferred stock                                  1,067              1,067               1,067
                                                          -----------------    ---------------     ---------------
    Diluted EPS shares                                              40,973             40,159              40,111
                                                          =================    ===============     ===============
Per Share Amounts
    Basic                                                          $  0.19            $  2.14             $  0.84
                                                          =================    ===============     ===============
    Diluted                                                        $  0.18            $  2.05             $  0.81
                                                          =================    ===============     ===============

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

Summarized unaudited quarterly financial data is as follows:

                                                                                               (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------
              Fiscal 1999: Three months ended
                                                                November 30    February 28         May 31    August 31
------------------------------------------------------------------------------------------------------------------------------
         Net sales and licensing fees                                 7,195  $      72,800   $    158,591 $     21,879
         Gross profit(2)                                              2,248         23,116         51,378       (1,591)
         Net income (loss) applicable to
            common shares(2)                                         (6,463)         2,382         20,724       (9,166)
         Net income (loss) per share-basic(1)(2)                      (0.17)          0.06           0.54        (0.24)
         Weighted average number of shares  used
            in quarterly per share calculations -basic               38,380         38,422         38,454       38,513
         Net  income(loss) per share- diluted(1)(2)                   (0.17)          0.06           0.51        (0.24)
         Weighted average number of shares used
              in quarterly per share calculations- diluted           38,380         41,085         41,017       38,513
         Fiscal 2000: Three months ended
------------------------------------------------------------------------------------------------------------------------------
                                                                November 30    February 29         May 31    August 31
------------------------------------------------------------------------------------------------------------------------------

         Net sales and licensing fees                               $ 4,549      $ 104,203      $ 177,365     $ 15,064
         Gross profit                                                   301         31,041         65,190        2,835
         Net income (loss) applicable to
              common shares(3)                                       (9,540)        58,595         34,856       (4,713)
         Net income (loss) per share-basic(1)(3)                      (0.25)          1.52           0.91        (0.12)
         Weighted average number of shares  used
            in quarterly per share calculations -basic               38,662         38,664         38,319       38,363
         Net income (loss) per share-diluted(1)(3)                    (0.25)          1.46           0.88        (0.12)
         Weighted average number of shares used
              in quarterly per share calculations-diluted            38,662         40,110         39,845       38,363
         Fiscal 2001: Three months ended
------------------------------------------------------------------------------------------------------------------------------
                                                                November 30    February 28         May 31    August 31
------------------------------------------------------------------------------------------------------------------------------

         Net sales and licensing fees                               $ 9,694      $ 150,154      $ 139,331     $  6,627
         Gross profit                                                 2,295         51,782         48,596        2,897
         Net income (loss) applicable to
              common shares(4)                                       (4,958)        23,843         22,885       (9,623)
         Net income (loss) per share-basic(1)(4)                      (0.13)          0.62           0.59        (0.25)
         Weighted average number of shares  used
            in quarterly per share calculations -basic               38,386         38,425         38,963       38,543
         Net income (loss) per share- diluted(1)(4)                   (0.13)          0.59           0.56        (0.25)
         Weighted average number of shares used
              in quarterly per share calculations- diluted           38,386         40,101         40,667       38,543

(1) The sum of the quarterly net income (loss) per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter, whereas annual earnings per share are based on the annual weighted average shares deemed outstanding during the year.
(2) The fourth quarter of 1999 includes the effect of recording special charges of $20.3 million of which $15.2 million is recorded as cost of sales and is associated with inventory write-offs due to product phase outs and reserves established for excess inventory, $3.1 million in operating expenses related to the merger and approximately $2.0 million in other income associated with loss on sale of fixed assets.
(3) The second quarter includes the effect of recording the $81.0 million merger termination fee paid by Monsanto, net of related expenses.
(4) The fourth quarter includes the effect of recording a $6.3 million charge for the closing of a delinting plant and severance related to the reduction in operations and corporate staffs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS OF THE COMPANY

------------------------------ ---------------------- --------------------------------------------------------------
                                                                       Offices Held with Company;
          Name (Age)                Position (1)                 Principal Occupation for Past Five Years
------------------------------ ----------------------- --------------------------------------------------------------
Jon E. M. Jacoby (63)          Chairman of the Board   Mr. Jacoby has been employed by Stephens, Inc. and Stephens
                                                       Group, Inc., companies that engage in investment banking
                                                       activities, since 1963 and is presently a director and
                                                       officer for each of these companies. Stephens Inc. and
                                                       Stephens Group, Inc. are stockholders of D&PL. Mr. Jacoby is a director of Sangamo Bio- sciences, Eden Bioscience Corp.,
                                                       Energy Exploration Technologies and Power-One, Inc. He was a
                                                       director of American Classic Voyages Co. until he resigned on June 30, 1997 and of Beverly Enterprises, Inc. until May
                                                       24, 2001.
------------------------------ ----------------------- --------------------------------------------------------------
Stanley Roth (64)              Vice Chairman           Mr. Roth controls and has been the Chairman of NACC, a
                                                       private merchant banking firm, since 1976. Since 1988, Mr.
                                                       Roth has served as the Chairman of Royal-Pioneer Industries,
                                                       Inc., and a director of Hollis Corporation. Mr. Roth became the Vice Chairman of CPG International, Inc., in 1990 and
                                                       the Chairman of GPC International, Inc., its successor
                                                       corporation, in 1994.  In 2001, Mr. Roth relinquished the
                                                       Chairmanship of GPC International, Inc. but continues to
                                                       serve as a director.  Mr. Roth is not an employee of D&PL and receives no additional compensation for his role as Vice-Chairman.
------------------------------ ----------------------- --------------------------------------------------------------
F. Murray Robinson (67)        Vice Chairman and       Mr. Robinson has been employed by D&PL as Chief Executive
                               Chief Executive         Officer and Vice Chairman since October 2000. Prior to his
                               Officer                 retirement from D&PL in April 1999, Mr. Robinson had been
                                                       employed by D&PL  serving as Executive Vice President  from  December
                                                       1998 until April 1999 and President  and  COO  from February 1989 until
                                                       December 1998  and Executive  Vice President from   April  1988  until
                                                       February 1989.  From 1981 through  1988, Mr. Robinson  served  in
                                                       various   capacities  for Agrigenetics Corporation, an  agribusiness company with various seed divisions and biotechnology  plant operations.
------------------------------ ---------------------- --------------------------------------------------------------
Charles R. Dismuke, Jr. (46)   Senior Vice President  Mr. Dismuke has served as Senior Vice President since August
                                                      1999.  From January 1997 until August 1999, he served as
                                                      Senior Vice President and as President of Deltapine Seed
                                                      Division.  From October 1989 until January 1997, he served as Vice President-Operations.  Mr. Dismuke was a General
                                                      Manager of one of the Company's subsidiaries, Greenfield
                                                      Seed Company, from 1982 until 1989.  Mr. Dismuke has been
                                                      employed by D&PL or one of its subsidiaries since June 1977.
------------------------------ ---------------------- --------------------------------------------------------------
W. Thomas Jagodinski (45)      Senior Vice            Mr. Jagodinski has served as Senior Vice President and Chief
                               President, Chief       Financial Officer and Assistant Secretary since September
                               Financial Officer      2000 and from March 2000 until September 2000 as Senior Vice
                               and Assistant          President-Finance, Treasurer and Assistant Secretary. From
                               Secretary              February 1993 until March 2000, he served as Vice President
                                                      -  Finance  and  Treasurer and  Assistant  Secretary.
                                                      From   May   1992    until February  1993,  he served
                                                      as  Treasurer   and  Chief Financial  Officer.   From
                                                      October  1991 to May 1992, Mr.  Jagodinski  served as
                                                      the  Director of Corporate Accounting  and  Financial
                                                      Reporting    and    Income Taxes.  Prior  to  joining
                                                      the      Company,      Mr. Jagodinski was employed by
                                                      Arthur   Andersen  LLP  in various  capacities  since 1983.
------------------------------ ---------------------- --------------------------------------------------------------
Harry B. Collins (60)          Vice                   Dr. Collins has served as Vice President-Technology Transfer
                               President-Technology   since April 1998.  From 1985 until April 1998, Dr. Collins
                               Transfer               served as the Company's Vice President-Research.  Prior to that, Dr. Collins was the senior soybean breeder for the
                                                      Company.  Dr. Collins has been employed by D&PL since 1974.
------------------------------ ---------------------- --------------------------------------------------------------
Earl E. Dykes (48)             Vice                   Mr. Dykes has served as Vice-President - Operations since
                               President-Operations   February 1997 until present.  Prior to that time, Mr. Dykes served as the General Manger - Arizona Processing, Inc.
                                                      (which was acquired by the Company in May 1996 as the result of the Sure Grow merger).  Mr. Dykes was a shareholder of
                                                      Arizona Processing, Inc. at the time of acquisition.
------------------------------ ---------------------- --------------------------------------------------------------
Ricky D. Greene (31)           Vice                   Mr. Greene has served as Vice President-Business Development
                               President-Business     since September 2000. From May 1997 until September 2000,
                               Development            Mr. Greene served as Director of International Taxation and
                                                      Finance. Prior to joining the Company, Mr. Greene was
                                                      employed by Arthur Andersen LLP in various capacities since
                                                      1991.
------------------------------ ---------------------- --------------------------------------------------------------
Dr. Kater D. Hake (49)         Vice                   Dr. Hake has served as Vice President - Technology
                               President-Technology   Development since May 2001. From September 1996 until May
                               Development            2001, he served as International Division Vice President -
                                                      Technical Services. Prior to joining the company, Dr. Hake was Associate Professor with Texas A&M University, Manager of Cotton Physiology for the National Cotton Council of
                                                      America and Extension Farm Advisor with the University of
                                                      California.
------------------------------ ---------------------- --------------------------------------------------------------
William V. Hugie (42)          Vice President-        Dr. Hugie has served as Vice President-Research since
                               Research               September 1998.  From September 1996 until August 1998, he served  as  Vice President-New Technologies.  From August
                                                      1994 until September 1996, he  served  as  a  Project
                                                      Leader  of the  Transgenic Cotton  Breeding  Program,
                                                      and  from   December  1988 until  August   1994,   he
                                                      served as a Project Leader of  the  Sorghum  Breeding
                                                      Program.  Prior to joining the Company, Dr. Hugie was
                                                      employed   by  Funk   Seed International from 1986 to
                                                      1988.
------------------------------ ---------------------- --------------------------------------------------------------
Thomas A. Kerby (57)           Vice                   Dr. Kerby has served as Vice President-Technical Services
                               President-Technical    since September 1994 and Director - Technical Services from
                               Services               November 1993, when he joined D&PL, until 1994.  Prior to
                                                      joining the  Company,  Dr. Kerby  served  the  cotton
                                                      industry of California and  the University of California
                                                      as  Extension Cotton Agronomist from 1981 through October 1993.
------------------------------ ---------------------- --------------------------------------------------------------
Donald L. Kimmel (63)          Vice                   Mr. Kimmel has served as Vice President-Industry Relations
                               President-Industry     of D&PL since September 2001, and prior to that time, as
                               Relations              Vice-President Sales and Marketing of D&PL since 1986.  From
                                                      1985 to 1986, Mr. Kimmel served as D&PL Marketing Manager.
------------------------------ ---------------------- --------------------------------------------------------------
Charles V. Michell (39)        Vice                   Mr. Michell has served as Vice President-Supply Chain
                               President-Supply       Management, Corporate Quality Assurance, and Information
                               Chain Management,      Systems since August 2001.  From April 2000 until August
                               Corporate Quality      2001, he served as Vice President-Supply Chain Management
                               Assurance, and         and Information Systems.  From October 1998 until April
                               Information Systems    2000, he served as Vice President of Information Systems,
                                                      and prior to that time, as Corporate Director-Information
                                                      Systems and Telecommunications since March 1995.  He joined the
                                                      Company in 1987 as Manager of  Information   Systems.
                                                      Prior   to   joining   the Company,  Mr.  Michell was
                                                      Manager    of     Computer Operations at St.  Dominic
                                                      Jackson Memorial  Hospital and he  was  self-employed
                                                      as     an      Information Technology  Consultant  in
                                                      the hospital,  banking and custom welding industries.
------------------------------ ---------------------- --------------------------------------------------------------

------------------------------ ---------------------- --------------------------------------------------------------
Ann J. Shackelford (43)        Vice                   Ms. Shackelford has served as Vice President - Corporate
                               President-Corporate    Services since September 1997 and, until that time, as
                               Services               Director of New Business Product Development since January
                                                      1997.  From October 1994 until December 1996, she served as
                                                      Legal Coordinator.  Prior to joining the Company, Ms.
                                                      Shackelford was involved in private business.

------------------------------ ---------------------- --------------------------------------------------------------
John D. Stewart (42)           Vice                   Mr. Stewart has served as Vice President and President of
                               President-President    D&PL International  Division since September 2000. From June
                               D&PL International     1988 to September  2000, Mr. Stewart served as the General
                               Division               manager for Europe and  Africa. He joined the company in
                                                      1996  as   Marketing   and Technical  Service manager Deltapine
                                                      Australia,   a subsidiary. Prior to joining the  company,  Mr.
                                                      Stewart   established  and managed  a  private consulting business,
                                                      serving  cotton farmers in Australia.
------------------------------ ---------------------- --------------------------------------------------------------
James H. Willeke (57)          Vice President-        Mr. Willeke has served as Vice President- Sales and
                               Sales and Marketing    Marketing since August 1999.  From January 1997 until August
                                                      1999,  he served as Senior Vice   President   and  as
                                                      President-Paymaster  Division.  From 1987 until
                                                      1996,    he    served   as  President  - Hartz Seed in
                                                      Stuttgart,   Arkansas,   a subsidiary   of   Monsanto
                                                      Company.   From   1982  to  1987, he directed Lynks in
                                                      Marshalltown,     IA,    a  subsidiary    of   Mycogen
                                                      Seeds, as General Manager.
------------------------------ ---------------------- --------------------------------------------------------------
Jerome C. Hafter (56)          Secretary              Mr. Hafter has served as Secretary of D&PL since July 1993, and he served as Assistant Secretary from April 1990 until
                                                      July 1993. From 1976 until September 30, 2001, Mr. Hafter
                                                      was a partner in Lake Tindall, LLP, D&PL's general counsel where he had performed legal services for D&PL since 1983, and from October 1, 2001, he has been a partner of Phelps
                                                      Dunbar, LLP, now D&PL's general counsel.
------------------------------ ---------------------- --------------------------------------------------------------

(1) All biographical information is provided as of October 31, 2001.

DIRECTORS OF THE COMPANY

---------------------------------------- ------------ --------------------------------------------------------------
                Name (1)                                               Offices Held with Company;
    (Year First Elected a Director)                              Principal Occupation for Past Five Years
---------------------------------------- ------------ --------------------------------------------------------------
Jon E. M. Jacoby (1992)                                (See the description of Mr. Jacoby's offices with the
                                                       company and principal occupation under the "Officers of the
                                                       Company".)
---------------------------------- ------------------- --------------------------------------------------------------
Nam-Hai Chua (1993)                                    Dr. Chua has acted as a consultant to D&PL since April 1991.
                                                       Dr. Chua is the Andrew W. Mellon Professor and Head of the
                                                       Plant Molecular Biology Laboratory of Rockefeller
                                                       University, New York, New York, and has been with the
                                                       University for over 20 years. In addition, Dr. Chua served as the Chairman of the Management Board of Directors of the
                                                       Institute of Molecular Agrobiology ("IMA") until September
                                                       2000, Deputy Chairman from that time until September 2001, and Chairman of the Board of IMAGEN Holdings Pte. Ltd, an
                                                       affiliate of IMA, until August 2001. Dr. Chua was also a
                                                       member of the Board of Directors of DNAP Holdings (formerly
                                                       DNA Plant Technology Corporation), until he resigned in 1998 and BioInnovations of America (an entity owned by the
                                                       Government of Singapore, which invest in United States
                                                       biotechnology companies) until he resigned in 2000.  Dr.
                                                       Chua also acted as a scientific consultant to Monsanto
                                                       Company for matters relating to plant biology through 1995.
                                                       Dr. Chua is 57 years of age.
---------------------------------- ------------------- --------------------------------------------------------------
Joseph M. Murphy (1992)                                Since 1987 and February 1993, respectively, Mr. Murphy has been the Chairman of Value Investors, Inc., a closely-held real estate investment company, and the Chairman of Country
                                                       Bank, New York, New York.  Mr. Murphy is 66 years of age.
---------------------------------- ------------------- --------------------------------------------------------------
F. Murray Robinson (2000)                              (See the description of Mr. Robinson's offices with the
                                                       company and principal occupation under the "Officers of the
                                                       Company".)
------------------------------ ----------------------- --------------------------------------------------------------
Stanley P. Roth (1988)                                 (See the description of Mr. Roth's offices with the company and principal occupation under the " Officers of the
                                                       Company".)
------------------------------ ----------------------- --------------------------------------------------------------
Rudi E. Scheidt (1993)                                 Since 1990, Mr. Scheidt has been a private investor.  From
                                                       1973 to 1989, he served as President of Hohenberg Bros. Co., a worldwide cotton merchant, headquartered in Memphis,
                                                       Tennessee, and as its Chairman during 1990.  Mr. Scheidt is
                                                       Director Emeritus of National Commerce Financial
                                                       Corporation, a bank holding company, headquartered in
                                                       Memphis, Tennessee.  Mr. Scheidt is 76 years of age.

------------------------------ ----------------------- --------------------------------------------------------------

(1)      All biographical information is provided as of October 31, 2001.






Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on review of the copies of reporting forms furnished to the Company, or written representations that no forms were required, the Company believes that during fiscal 2001, all required events of its officers, directors and 10% stockholders to the Securities and Exchange Commission of their ownership and changes in ownership of Shares (as required pursuant to Section 16(a) of the Securities Exchange Act of 1934) have been filed, except that the following individuals filed the following number of late reports with respect to the following number of transactions: One Form 4 for Mr. Scheidt relating to shares donated pursuant to a gift to the family foundation, one Form 4 for Mr. Dykes relating to the sale of stock, and one Form 5 for Mr. Roth relating to a stock option grant.

ITEM 11.         EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

Note: Roger D. Malkin died November 22, 2000. Mr. Malkin was the Chief Executive Officer of Delta and Pine Land Company until he retired on October 30, 2000. Steven M. Hawkins resigned effective September 30, 2001. Mr. Hawkins was President and Chief Operating Officer. F. Murray Robinson has been employed by D&PL as Chief Executive Officer and Vice Chairman since October 2000. Prior to his retirement from D&PL in April 1999, Mr. Robinson had been employed by D&PL serving as Executive Vice President from December 1998 until April 1999 and President and COO from February 1989 until December 1998. Following are compensation related tables and information as required by the Securities and Exchange Commission reflecting Messrs. Malkin's, Robinson's, and Hawkins' compensation for the fiscal year ended August 31, 2001.




































Annual Compensation

The following table sets forth certain information regarding compensation paid to, or accrued for, the Company's Chief Executive Officer and the Company's four other most highly-compensated executive officers (the "Named Officers") during the year ended August 31, 2001:

                           Summary Compensation Table

                                                                               Long- Term
                                            Annual Compensation               Compensation
                                            -------------------               ------------
                                                                     Securities
Name and                                                             Underlying             All Other
Principal Position             Year.     Salary($)   Bonus($)         Options(1)         Compensation
------------------             ----      ---------   --------      --------------         ------------
Roger D. Malkin                2001         82,500         --              --              $  6,667(3)
  Chief Executive Officer      2000        290,000    300,000         199,113(2)            $29,000(3)
  (Retired October 30, 2000)   1999        290,000    487,228(4)        2,666(2)            $30,000(3)

F. Murray Robinson             2001        205,000    155,000          64,888               $50,583(3)
Chief Executive Officer        2000             --         --              --                    --
                               1999        126,667         --              --                    --

Steven M. Hawkins              2001        280,000    150,000              --                    --
   President and Chief         2000        240,000    200,000         150,000                    --
   Operating Officer           1999        218,000    150,000              --                    --

W. Thomas Jagodinski           2001        205,000    215,000              --                    --
   Senior Vice President,      2000        180,000    200,000         137,000                    --
   Chief Financial Officer,    1999        162,500     75,000              --                    --
   and Assistant Secretary

Charles R. Dismuke, Jr.        2001        204,000    135,000              --                    --
   Senior Vice President       2000        179,000    115,000         100,000                    --
                               1999        170,000     45,000              --                    --

James H. Willeke               2001        180,600     80,000              --                    --
   Vice President Sales        2000        170,600     65,000          20,000                    --
   and Marketing               1999        165,600     25,000              --                    --



(1)  All stock options reflected on a post-split basis.
(2) Includes options for 80,000 Shares granted to Mr. Malkin in his capacity as a director of the Company, concurrently with identical grants to all directors of the Company, 2,666 shares granted by formula to Mr. Malkin in his capacity as a director, and 116,447 shares granted in his capacity as chief executive officer.
(3)  Director's and attendance fees for serving as a director of the Company.
(4) Consists of a cash bonus of $250,000 and the transfer by the Company to Mr. Malkin of certain real property with a fair market value of $237,228.

Employment Contracts and Change-In-Control Arrangements

Mr. Jagodinski is employed pursuant to an employment agreement effective September 1, 1997 which provided for an annual base salary of $150,000 subject to upward adjustment plus bonus, the amount of which is determined in accordance with the bonus program described herein, plus insurance and other fringe benefits. The agreement is automatically extended each day so that at any given date, the time remaining under the contract will be for an additional two year period. The contract may be terminated, except as a result of a change in control or in anticipation of a change in control, upon three months written notice. The employment agreement includes provisions pursuant to which Mr. Jagodinski will receive, in the event of the termination of his employment due to a change in control or in anticipation of a change in control, an amount that in effect is equal to two times his highest salary and bonus paid during any of the previous five calendar years; plus a continuation for 24 months of his insurance and fringe benefits. Mr. Jagodinski's agreement provides him the right to surrender his stock options to the Company and receive cash in lieu of stock, plus provides for certain tax protection payments of amounts paid to him under this plan. In addition, Mr. Jagodinski was granted an option for 53,333 shares of common stock at $28.04 per share. Pursuant to the terms of this agreement, Mr. Jagodinski shall not compete with the Company for one year upon his termination in the event of a change in control.

Option Grants in Last Fiscal Year

The only options exercisable into securities of the Company are those outstanding under the 1993 Stock Option Plan adopted in April 1993 and the 1995 Long-term Incentive Plan. The 1993 Plan has not been available for further grants since 1996. The Company granted options for 84,218 Shares under the 1995 Plan in 2001. All options granted under both plans vest 20% per annum commencing on the first day of the second and each succeeding year following each grant and expire ten years from the date of grant.

The following table sets forth certain information concerning stock options granted during fiscal 2001:

                                            Option Grants in Fiscal 2001
                                            ----------------------------
                Number of      Percentage of Total                                      Potential Realized Value at
                Securities     Options Granted                                     Assumed Annual Rates of Stock
                Underlying    to Employees In                                        Price Appreciation of Option
Name             Options        Fiscal Year      Exercise Price  Expiration Date                 Term (1)
----             -------        -----------      --------------  ---------------                --------
                                                                                     0 %      5%             10%
                                                                                     ---      --             ---
F. Murray          62,222         73.88%           $ 25.19        10/2/10             --   986,000      2,498,000
Robinson            2,666          3.16%           $ 23.68        6/20/11             --    40,000        101,000

(1) The dollar amount under these columns are the result of calculations at 5% and 10% rates arbitrarily set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price. Any actual gain on exercise of options is dependent on the future performance of the Company's stock.

Options Exercised in Last Fiscal Year

The following table sets forth certain information concerning stock option exercises during 2001and unexercised options held as of August 31, 2001 for each of the Named Officers:

 Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
 ---------------------------------------------------------------------------------

                                                          Number of Securities
                                                      Underlying Unexercised Options        Value of Unexercised
                                                                  at the                   In-The-Money Options at
                                                              Fiscal Year End              The Fiscal Year End (1)
                                                              ---------------              -----------------------
                               Shares     Gain
                              Acquired    Realized
                                 on          on
                              Exercise     Exercise    Exercisable     Unexercisable    Exercisable     Unexercisable
---------------------------- ------------ ----------- -------------- ----------------- -------------- -----------------
Roger D. Malkin (2)(3)           --       $  --          141,777                -        $  57,486       $        -
F. Murray Robinson               --          --           77,510           64,888                -                -
Steven M. Hawkins (3)            --          --          140,667          192,667          255,493          332,373
W.T. Jagodinski (3)              --          --          123,044          125,600          559,549          197,984
Charles R. Dismuke, Jr.(3)       --          --          111,022           84,978        1,019,773           89,760
James H. Willeke                 --          --           59,000           16,000          249,270            9,280

(1) Based on $20.20 per Share, the August 31, 2001, closing value as quoted by the New York Stock Exchange.
(2) According to the terms of Mr. Malkin's options, all of his options became fully exercisable upon his retirement because he was over 65 years of age.
(3) Computation excludes the "out-of-the-money" options for the following number of shares: 42,664 shares for Mr. Malkin, 142,398 shares for Mr. Robinson, 130,000 shares for Mr. Hawkins, 74,667 shares for Mr. Jagodinski, and 24,889 shares for Mr. Dismuke.

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

The following table shows the estimated benefits payable in the form of a single-life annuity upon retirement in specified average compensation and years of credited service classifications:

                               Pension Plan Table

                            Years of Credited Service

Compensation          15                20               25                30               35
------------          --                --               --                --               --
$ 25,000           4,036             5,381            6,727             6,934            7,142
$ 50,000           9,886            13,181           16,477            17,497           18,517
$ 75,000          15,736            20,981           26,227            28,059           29,892
$100,000          21,586            28,781           35,977            38,622           41,267
$150,000          33,286            44,381           55,477            59,747           64,017
$200,000          36,562            48,749           60,937            65,662           70,387
$250,000          36,562            48,749           60,937            65,662           70,387
$300,000          36,562            48,749           60,937            65,662           70,387
$400,000          36,562            48,749           60,937            65,622           70,387


The above estimated annual benefits were calculated by the actuary for the Pension Plan. Benefit amounts shown are the annual pension benefits payable in the form of a single-life annuity for an individual attaining the age of 65 in 2001. In addition, such amounts reflect the 2001 maximum compensation limitation under the Internal Revenue Code of 1986, as amended, and are not subject to any deduction for social security or other amounts.

The estimated years of credited service and eligible average compensation for each of the Named Officers as of January 1, 2001, the most recent Pension Plan valuation date, are as follows:

                                        Years of Credited      Average Plan
        Name                                 Service           Compensation
        ----                                 -------           ------------
        F. Murray Robinson                      11             154,000
        Steven M. Hawkins                       4              159,375
        W.T. Jagodinski                         9              150,417
        Charles R. Dismuke, Jr.                 24             158,500
        James H. Willeke                        5              161,133















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

         Name (1)                             Annual Cash Benefit

      F. Murray Robinson..........................      $27,000

(1) Benefits in the amount of $3,000 were paid to Roger D. Malkin pursuant to the SERP during fiscal 2001; however, these payments ceased upon the death of Mr. Malkin in November 2000.

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

Under the terms of the SERP, the Company may discontinue additional eligibility and planned payments under the SERP at any time. The Named Officer noted above is fully vested in the SERP.

Defined Contribution Plan

Effective April 1, 1994, the Company established a defined contribution plan under the rules of Internal Revenue Code Section 401(k) (the "401(k) Plan"). The 401(k) Plan covers substantially all full-time employees. Eligible employees of the Company and its domestic subsidiaries, who have both attained age 21 and completed one year of service, may participate in the 401(k) Plan. Prior to January 1, 2001, a participant could elect to contribute up to 18% of his or her eligible earnings to the 401(k) Plan, however, effective January 1, 2001, a participant may elect to contribute up to 25% of his or her eligible earnings to the 401(k) Plan. The 401(k) Plan allows the Company to match a maximum of six percent of eligible employee contributions. As of August 31, 2001, the Company has elected not to match such contributions.

Incentive Plans

The Company maintains two incentive plans that compensate key employees and directors through the grant of options to buy shares of Common Stock. In July 1993, the Company adopted the 1993 Stock Option Plan, but no more options were granted under the plan effective with the adoption of the 1995 Long-term Incentive Plan. On October 17, 1995, the Company's Board of Directors adopted the 1995 Long-term Incentive Plan which the shareholders ratified at the 1996 Annual Meeting. In March 2000, the plan was amended and restated eliminating the ability of the Board of Directors to award stock appreciation rights, restricted Shares of Common Stock and performance units. Pursuant to the amended and restated 1995 Plan, the Board of Directors may award stock options to officers, key employees and directors. Under the amended and restated 1995 Plan, 5,120,000 Shares are authorized for grant, which is an increase from the original 2,560,000 Shares. As of August 31, 2001, options for 4,288,645 Shares have been granted under the 1995 Plan, leaving available for grant 1,463,591 Shares, including 632,236 Shares that have been forfeited and are available for re-grant.

Under both plans, all options for stock granted vest 20% per annum commencing on the first day of the second and each succeeding year following each grant and expire ten years from the date of grant. Shares subject to options and awards under the LTIP which expire unexercised are available for new option grants and awards. The number of shares available for grant under the 1993 Plan upon forfeitures of options outstanding thereunder has been reduced to zero and the granting of options thereunder has ceased.

Director's Compensation

Effective December 1, 2000, each Director receives an annual fee of $40,000 and attendance fees of $1,000 for each meeting of the Board of Directors attended. Prior to December 1, the annual fee was $25,000. Directors are reimbursed for actual expenses incurred in connection with attending Board or Committee meetings. Under the 1995 Long-Term Incentive Plan, as amended, the initial option granted to each new director of the Company was increased to 62,222 shares (on a post-split basis). In addition, each director will be granted options for an additional 2,666 shares in each of the second through sixth years each director serves as such (which began in February 1998 for the present directors at that time). At the March 30, 2000 Annual Meeting, the Board of Directors agreed to grant options to each Director for 80,000 shares of the Company Common Stock.

Performance of Delta and Pine Land Company Shares

The Company's Shares were first publicly traded on June 29, 1993. The following table shows a comparison of cumulative total return to stockholders for D&PL Common Stock, the NYSE/AMEX/NASDAQ Market Index and the S&P Supercap Agriculture Index. Pioneer HiBred International, Inc., DeKalb Genetics Corp., Mycogen Corp., and Calgene, Inc., each of which has been included in the peer group in the past, are excluded from the Company's current peer group because their respective stocks are no longer traded on a public market. The table assumes $100 invested on August 31, 1996, and the reinvestment of dividends.


                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                       AMONG DELTA AND PINE LAND COMPANY,
                       THE S&P SUPERCAP AGRICULTURE INDEX
           AND THE NYSE/AMEX/NASDAQ STOCK MARKET (US COMPANIES) INDEX

                                                                       Cumulative Total Return
                                                        -------------------------------------------------
                                                        8/96      8/97     8/98    8/99     8/00     8/01
                                                        ----      ----     ----    ----     ----     ----
Delta and Pine Land Company                           100.00    173.30   270.86  179.28   155.60   129.45
S&P Supercap Agriculture                              100.00    133.19   103.94   94.28    72.14   110.02
NYSE/AMEX/NASDAQ Stock Market (US Companies)          100.00    136.95   140.58  195.51   237.32   175.83

*$100 Invested on 8/31/96 in Stock or Index (including reinvestment of dividends) for each fiscal year ending August 31.

Graph provided by Research Data Group, Inc. and the University of Chicago Center for Research in Security Price


















ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Share Ownership by Principal Stockholders and Management

To the best knowledge of the Company based on information filed with the Securities and Exchange Commission and the Company's stock records, the following table sets forth as of October 31, 2001, Shares beneficially owned by each director, each nominee for director, certain executive officers, any person owning more than 5% of the Shares individually, others with significant ownership, and by all executive officers and directors as a group.

Name of Beneficial Owner                                   Shares Beneficially Owned

                                                            Amount of
                                                           Beneficial       Percentage
                                                            Ownership        of Class
------------------------------------------------------- ------------------ --------------
Stephens Group, Inc.(1)                                     2,589,137              6.8
Monsanto Company (2)                                        1,777,776              4.6
John Hancock Financial Services, Inc.(3)                    1,264,698              3.3
F. Murray Robinson (4)                                        113,246               *
W. Thomas Jagodinski (4)(5)                                    70,211               *
James H. Willeke (4)                                               --               *
Charles R. Dismuke, Jr. (4)                                    82,666               *
Joseph M. Murphy (6)                                              698               *
Jon E. M. Jacoby (7)                                          133,731               *
Rudi E. Scheidt (8)                                            45,112               *
Nam-Hai Chua (9)                                               45,505               *
Stanley P. Roth (10)                                           27,500               *
All Directors and Executive Officers as a Group               812,990               *

[19 persons]  (11) (12)
--------------------------
*    Less than one percent
(1) Mr. Jacoby, a director of Stephens Group, Inc. ("SGI") and its subsidiary, Stephens, Inc., owns 133,731 Shares which are not included. See Note 7 below. The mailing address for Stephens Group, Inc. and affiliates is 111 Center Street, Little Rock, Arkansas 72201.
(2) Excludes shares obtainable by conversion of Series M Convertible Preferred Stock. If Monsanto converts pursuant to the terms of the preferred stock, Monsanto would receive 1,066,667 Shares of Common Stock which would make its amount of beneficial ownership 2,844,443 Shares, or 7.4%. The mailing address for Monsanto Company is 800 North Lindbergh Blvd., St. Louis, Missouri 63167.
(3) The mailing address for John Hancock Financial Services, Inc. is John Hancock Place, Post Office Box 111, Boston, Massachusetts 02117.
(4) The mailing address for Messrs. Robinson, Jagodinski, Willeke and Dismuke is One Cotton Row, Scott, Mississippi 38772.
(5) Includes 3,555 Shares owned by Mr. Jagodinski's wife. Mr. Jagodinski disclaims beneficial ownership of Shares owned by his wife.
(6) The Shares indicated are owned by Mr. Murphy's wife. Mr. Murphy disclaims beneficial ownership of these Shares. The mailing address for Mr. Murphy is 2687 North Ocean Boulevard, Boca Raton, Florida 33431.
(7) Includes the following Shares: 113,637 Shares owned by Jacoby Enterprises, Inc., as to which Mr. Jacoby has sole power to vote and sole power of disposition; and 20,094 Shares owned beneficially by Mr. Jacoby. Does not include Shares owned by Stephens Group, Inc., or other of its affiliates, except Jacoby Enterprises, Inc. See Note 1 above. The mailing address for Jacoby Enterprises, Inc., and Mr. Jacoby is 111 Center Street, Little Rock, Arkansas 72201.
(8) The mailing address for Mr. Scheidt is 54 South White Station Road, Memphis, Tennessee 38117.
(9) Consists of 10,666 Shares owned by Dr. Chua's wife and 34,839 Shares held jointly by Dr. Chua's wife and child. Dr. Chua disclaims beneficial ownership of these Shares. The mailing address for Dr. Chua is c/o Laboratory of Plant Molecular Biology, Rockefeller University, 1230 York Avenue, New York, New York 10021-6399.
(10) These Shares are owned by North American Capital Corporation, as to which Mr. Roth has sole power to vote and sole power of disposition. The mailing address for Mr. Roth is 510 Broad Hollow Road, Suite 206, Melville, New York 11747.
(11) Includes the following Shares: 698 Shares owned by the wife of Joseph M. Murphy; 3,555 Shares owned by the wife of Mr. Jagodinski; and 45,505 Shares owned by the wife and child of Dr. Chua.
(12) As a group, the 812,990 Shares shown exclude vested and unvested options for 461,811 Shares pursuant to the 1993 Delta and Pine Land Company Stock Option Plan and options for 1,654,826 Shares pursuant to the 1995 Long-Term Incentive Plan for a total of 2,116,637. These option amounts include vested options for each individual listed in the table as follows: Joseph
     M. Murphy, 24,532; Jon E.M. Jacoby, 79,644; W. Thomas Jagodinski, 128,378; Rudi E. Scheidt, 79,644; Charles R. Dismuke, Jr., 116,000; Nam-Hai Chua, 79,644; Stanley P. Roth, 79,644; F. Murray Robinson, 89,954; and James H. Willeke, 59,000 for a total of 736,440.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

Registration Rights

John Hancock Mutual Life Insurance Company has a one-time right to register, under the Act, Shares owned by it on June 28, 1993, less the number of Shares sold by Hancock in the Company's initial public offering. All of the expenses of such registration, except for the cost of printing and Hancock's counsel, will be paid by the Company. Hancock's registration rights are conditioned on Hancock providing the Company with a legal opinion that its Shares may not otherwise be publicly sold.

The holder of the convertible Series M Non-Voting Preferred Stock has certain registration rights associated with the Common Stock into which the Preferred Stock is convertible. The Preferred Stock is convertible into Common Stock beginning upon the seventh anniversary of the date on which it was issued (February 2, 1996) or the occurrence of certain specified events, whichever occurs first.

Cotton Biotechnology Research Contract

The Company has a Cotton Biotechnology Research contract with the Institute of Molecular Agrobiology ("IMA"). Nam-Hai Chua, a director of the Company, was the Deputy Chairman of the Management Board of Directors of IMA, until September 2001. The value of the contract exceeds $60,000, however, the contract is not a material contract, as defined by the Securities Exchange Commission. The contract is also not a material contract for IMA, and according to Dr. Chua he derives no particular or direct benefit from the contract.

Future Transactions with Affiliates and Advances

The Company requires that any transactions between the Company and persons or entities affiliated with officers, directors, employees or stockholders of the Company be on terms no less favorable to the Company than could be obtained in an arm's-length transaction with an unaffiliated party. Such transactions will also be subjected to approval by a majority of the non-employee directors of the Company. The Board of Directors has adopted resolutions prohibiting advances without its approval, except for ordinary business and travel advances in accordance with the Company's policy.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          1. Financial Statements - the following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

               Report of Independent Public Accountants

               Consolidated Statements of Income - for each of the three years in the period ended August 31, 2001

               Consolidated Balance Sheets - August 31, 2000 and 2001

               Consolidated Statements of Cash Flows - for each of the three years in the period ended August 31, 2001

               Consolidated Statements of Changes in Stockholders' Equity - for each of the three years in the period ended August 31, 2001

               Notes to Consolidated Financial Statements

          2. Financial Statement Schedule - the following financial statement schedule of Delta and Pine Land Company and subsidiaries is submitted in response to Part IV, Item 14:

               Report of Independent Public Accountants.......................65

               Schedule II - Consolidated Valuation and Qualifying Accounts...66

               All other schedules have been omitted as not required, not applicable or because all the data is included in the financial statements.

          3.   Results of Shareholder Vote

               The Result of Shareholder Vote is submitted in response to Part I, Item 4 on Page 13.

          4.   Exhibits

               The exhibits to the Annual Report of the Delta and Pine Land Company filed herewith are listed on Page 67.

          5.   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended August 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 26, 2001.

DELTA AND PINE LAND COMPANY
(Registrant)

/s/ Jon E. M. Jacoby                                           November 26, 2001
-------------------------------------------------
By:  Jon E. M. Jacoby, Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                          Title                            Date

/s/ F. Murray Robinson
---------------------------         Vice Chairman and                  November 26, 2001
F. Murray Robinson                  Chief Executive Officer
                                    (Principal Executive Officer)
/s/ W. Thomas Jagodinski
---------------------------         Senior Vice President and          November 26, 2001
W. Thomas Jagodinski                Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)
/s/ Stanley P. Roth
---------------------------         Vice Chairman and Director         November 26, 2001
Stanley P. Roth

/s/ Nam-Hai Chua
---------------------------         Director                           November 26, 2001
Nam-Hai Chua

/s/ Joseph M. Murphy
---------------------------         Director                           November 26, 2001
Joseph M. Murphy

/s/ Rudi E. Scheidt
---------------------------         Director                           November 26, 2001
Rudi E. Scheidt

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

Memphis, Tennessee,
October 26, 2001.

SCHEDULE II

DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)
Column A                              Column B                            Column C       Column D             Column E
Description                           Balance at       Charged           Charged to                          Balance
                                       Beginning       to Costs             Other                              at End
                                          of           and                Accounts        Deductions             of
                                        Period          Expenses                                               Period
------------------------------------------------------------------------------------------------------------------------
Fiscal year ended August 31, 1999
Allowance for doubtful accounts      $        368     $       118       $     -         $        (11)(a)    $       475

Inventory valuation reserve          $      9,922     $    15,365(d)    $     -         $    (11,179)(c)    $    14,108

Fiscal year ended August 31, 2000

Allowance for doubtful accounts      $        475     $       643       $     -         $        (27)(a)    $     1,091

Inventory valuation reserve          $     14,108     $     8,500       $     -         $    (15,001)(c)    $     7,607

Fiscal year ended August 31, 2001

Allowance for doubtful accounts      $      1,091     $       153       $     -         $        (57)(a)    $     1,187

Inventory valuation reserve          $      7,607     $    10,818       $  (49)(b)      $     (7,391)(c)    $    10,985

(a)  Write off of uncollectible accounts, net of recoveries

(b) Amount charged to cumulative translation adjustment for fluctuations in non-U.S. dollar denominated reserves.

(c)  Disposal and/or write-off of inventory

(d) Reserves of excess planting seed inventory and for the realignment of the Company's product line.

                                      INDEX

                     EXHIBITS TO ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED AUGUST 31, 2001

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

4.06 Amendment No. 2 to the Rights Agreement dated May 8, 1998 by and between Delta and Pine Land Company and the Harris Trust and Savings Bank. (14)

4.07 Certificate of Designations of the rights and privileges of the shares of junior participating preferred stock created on August 13, 1996, to be filed pursuant to Section 151 of the Delaware General Corporation Law. (4)

10.05 Incentive Bonus Program. (1)(6)

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

10.25 Roundup Ready Gene License and Seed Services Agreement dated February 2, 1996 between Monsanto, D&M Partners and the Company. (3)

10.26 Option Agreement dated February 2, 1996 between  Monsanto and the Company.
      (3)(6)

10.27 Agreement between the D&PL Companies and the Sure Grow Companies, Sure Grow Shareholders and Sure Grow Principals dated May 20, 1996. (9)

10.28 Delta and Pine Land Company 1995 Long-Term Incentive Plan, as adopted on February 6, 1996. (6)(10)

10.29 Amendment to Agreements dated as of December 8, 1999, by and between Monsanto Company, Registrant, D&M Partners, a partnership of Monsanto and D&PL, and Paymaster Technology Corp. (12)

10.30 D&M International Operating Agreement on March 10, 1995, between Delta and Pine Land Company, through its wholly owned subsidiary D&PL International Technology Corp. and Monsanto Company. (13)

10.31 Bollgard(R)II Gene License and Seed Services Agreement. (11)

10.32 Roundup Ready(R)Soybean License and Seed Services Agreement and the Amended and Restated Licensee Incentive Agreement. (11)

10.33 Bollgard(R)Gene License Agreement for the Republic of Mexico. (11)

10.34 Roundup Ready(R)License Agreement for the Republic of South Africa. (11)

10.35 Glyphosate-Tolerant Cotton Agreement - Australia. (11)

21.01 Subsidiaries of the Registrant. (11)

23.01 Consent of Independent Public Accountants. (11)

-------------------------
(1) All incorporated by reference from Registration Statement on form S-1, File No. 33-61568, filed June 29, 1993 except as otherwise noted herein.
(2)  Incorporated by reference from Form 8-K filed May 14, 1998
(3) Incorporated by reference from Form 8-K, File No. 000-14136, filed February 19, 1996
(4) Incorporated by reference from Form 8-A, File No. 000-21293, filed September 3, 1996
(5) Incorporated by reference from Form 10-K, File No. 00-21788, filed November 22, 1995
(6)  Represents management contract or compensatory plan
(7) Incorporated by reference from Form 10-Q, File No. 000-21788, filed July 14, 1995
(8)  Incorporated by reference from Form 8-K filed May 16, 1994
(9) Incorporated by reference from Form 8-K, File No. 000-21788, filed June 4, 1996
(10) Incorporated by reference from Form 10-K, File No. 001-14136, filed November 27, 1996
(11) Filed herewith
(12) Incorporated by reference from Form 8-K filed May 18, 2000
(13) Incorporated by reference from Form 8-K filed September 14, 2000
(14) Incorporated by reference from Form 10-K filed November 24, 1998

Exhibit 10.31

             BOLLGARD(R) II GENE LICENSE AND SEED SERVICES AGREEMENT


         THIS AGREEMENT is made as of the _____ day of December, 2000, by and between Monsanto Company, a subsidiary of Pharmacia Corporation, having a place of business at 800 North Lindbergh Boulevard, St. Louis, Missouri 63167, and Delta and Pine Land Company, having a place of business at One Cotton Row, Scott, Mississippi 38772.

                             SECTION 1 -- BACKGROUND

         1.1 MONSANTO, D&M PARTNERS, and D&PL have entered into the BOLLGARD(R) GENE LICENSE, pertaining to the commercialization of certain MONSANTO TECHNOLOGY in the United States.

         1.2 MONSANTO has developed and has a present intention to continue to develop TECHNOLOGY which is useful in the production of genetically modified cotton plants exhibiting resistance to LEPIDOPTERAN INSECTS and also possesses certain know-how and germplasm relating to such cotton plants. MONSANTO has developed a line of cotton, known as EVENT 15985, that contains two LEPIDOPTERAN-ACTIVE GENES and will be marketed as BOLLGARD(R) II cotton. The two LEPIDOPTERAN-ACTIVE GENES are the FIRST GENE and a SUBSEQUENT GENE.

         1.3 In July of 1998, MONSANTO delivered to D&PL pollen of EVENT 15985 and D&PL proceeded to increase seed of that event and to introgress the two LEPIDOPTERAN-ACTIVE GENES into various cotton varieties, including stacking it with the ROUNDUP READY GENE now being commercialized by the parties.

         1.4 D&PL has an option to acquire a license for SUBSEQUENT GENES under the BOLLGARD(R) GENE LICENSE and MONSANTO desires for D&PL to have such a license.

                           SECTION 2 - INTERPRETATION

         2.1 DEFINITIONS: In this Agreement, unless the context otherwise requires, all capitalized terms shall have the meaning set forth in the BOLLGARD(R) GENE LICENSE, if present, or:

         2.1.1 The term "ROUNDUP READY(R) GENE" means a DNA molecule, including regulatory sequences, or a replicate thereof supplied by MONSANTO, which when inserted into cotton results in increased tolerance to GLYPHOSATE.

         2.1.2  The term  "EVENT  15985"  means  the line of  transgenic  cotton
containing  two   LEPIDOPTERAN-ACTIVE   GENES  for  which  MONSANTO  is  seeking
GOVERNMENTAL APPROVAL(S) as of the date first written above.

         2.1.3 The term "BOLLGARD(R) GENE LICENSE means the Bollgard(R) Gene License and Seed Services Agreement between MONSANTO, D&M PARTNERS, and D&PL dated February 2, 1996, and amended as of December 8, 1999, as the same may be further amended in accordance with its terms.

         2.1.4 The term "COST OF GOODS" with respect to LICENSED COMMERCIAL SEED means the sum of costs required to acquire and prepare a particular lot or amount of seed. Such costs shall be calculated in accordance with generally accepted accounting principles and are all direct and indirect costs for fuzzy seed, field inspection, quality assurance, transportation of seed, storage of fuzzy seed, processing of fuzzy seed into delinted seed, seed treatments, package costs, including bags and labels and labor, and storage of bagged seed.

         2.1.5 The term "COTTON PLANTING SEED" means cotton seed which is intended for and has been so produced and conditioned as to be suitable for planting to produce a commercial cotton crop.

                        SECTION 3 -- TERMS AND CONDITIONS

         3.1 As prescribed by Section 3.4(a) of the BOLLGARD(R) GENE LICENSE, MONSANTO hereby licenses the SUBSEQUENT GENE contained in EVENT 15985 under the terms and conditions of the BOLLGARD(R) GENE LICENSE, as they pertain to the FIRST GENE, except for any differences explicitly stated herein, to D&PL.

        3.2 Exhibit A contains the LICENSED PATENT RIGHTS relevant to the Event 15985. The trademark "BOLLGARD" shall be applied as follows:
                                  BOLLGARD II
and any shorthand designation used in documents shall be "BGII".

         3.3 MONSANTO hereby agrees to pay to D&PL ______________ of the COST OF GOODS, including warehousing costs through ______________, for seed derived from Event 15985 which meets the purity standard as set forth in Section 3.2 of the DEVELOPMENT PLAN of the BOLLGARD(R) GENE LICENSE and which is (i) produced on __ acres in winter nurseries in _________ and (ii) produced in field plantings in ____ in an amount to be agreed upon in writing between MONSANTO and D&PL on or before ________________, such agreement not to be unreasonably withheld or delayed by either MONSANTO or D&PL provided that in the absence of such mutual agreement, then the amount shall be seed produced in field plantings on up to _____ acres. Payment shall be made by MONSANTO on ______________, if, and only if, the Event 15985 seed covered by this reimbursement provision (i) is not sold as COTTON PLANTING SEED on or before _______________, because GOVERNMENTAL APPROVAL of the SUBSEQUENT GENE is not obtained and (ii) has not been used to produce COTTON PLANTING SEED which may be later sold, provided that, in the event that MONSANTO obtains GOVERNMENTAL APPROVAL of the SUBSEQUENT GENE after ______________, and thereafter D&PL sells any of such seed as COTTON PLANTING SEED, D&PL shall refund to MONSANTO payments received by D&PL under this Section
3.3 with respect to the seed thus sold or used, provided further, however, that this provision shall not require D&PL to retain any seed beyond ______________, or to sell any seed as COTTON PLANTING SEED which does not meet D&PL's applicable quality assurance standards. All seed subject to the reimbursement provisions of this Section 3.3 shall be considered to be LICENSED COMMERCIAL SEED and subject to all terms governing LICENSED COMMERCIAL SEED.

         3.4 INCORPORATION OF EXHIBITS: The Exhibit is incorporated herein and made a part hereto.

         IN WITNESS WHEREOF, this Agreement has been executed by duly authorized representatives of the parties herein.


                           DELTA AND PINE LAND COMPANY

                           By:________________________________

                           Title:_____________________________


                           MONSANTO COMPANY

                           By:________________________________

                           Title:_____________________________

                                    Exhibit A

                             LICENSED PATENT RIGHTS

_________ (but do not add to bag label)
_________ (but do not add to bag label)
_________ (but do not add to bag label)
_________
_________
_________
_________
_________
_________
_________
_________
_________
_________
_________ (but do not add to bag label)
_________ (but do not add to bag label)
_________ (but do not add to bag label)
_________ (but do not add to bag label)
_________ (but do not add to bag label)
_________ (but do not add to bag label)
_________ (but do not add to bag label)
Serial number ___________ to issue soon
Serial number ___________ to issue soon

Exhibit 10.32

          Roundup Ready(R) Soybean License and Seed Services Agreement
          ------------------------------------------------------------


     This Agreement (the "AGREEMENT") is made by and between Monsanto Company, and Delta and Pine Land Company regarding the non-exclusive license of certain patent rights and proprietary technology of Monsanto Company for use in producing soybean plants with tolerance to glyphosate herbicide. Based on the mutual consideration between the parties recited below, the parties agree and covenant as set forth below.

                        Section 1-Background and Parties

          1.01 MONSANTO is a corporation organized and existing under the laws of the State of Delaware with principal offices at 800 N. Lindbergh Boulevard, St. Louis, MO 63167.

          1.02 LICENSEE is a corporation organized and existing under the laws of Delaware with principal offices at 100 Main Street, Scott, MS 38772.

          1.03 MONSANTO has certain rights relating to BIOLOGICAL MATERIALS, including technical information and know-how relating to, among other things, transformed plants and seeds, useful for making SOYBEAN varieties exhibiting tolerance to glyphosate herbicide and has rights in and to patents and/or patent applications covering the BIOLOGICAL MATERIAL.

          1.04 LICENSEE possesses knowledge or has legal access to know-how, technical information, germplasm and expertise regarding the development, production and marketing of SOYBEAN varieties.

          1.05 LICENSEE is interested in the commercialization of SOYBEAN varieties exhibiting such herbicide tolerance and LICENSEE seeks to obtain a limited license under MONSANTO's proprietary rights and MONSANTO desires to grant such license, all upon the terms and conditions provided herein. Such terms and conditions shall include either a ROYALTY and a GROWER AGREEMENT as provided below or a GROWER FEE and a GROWER AGREEMENT as provided below.

          1.06 LICENSEE and MONSANTO are parties to a Roundup Ready(R) Soybean License and Seed Services Agreement effective February 12, 1997, as it may have been amended from time to time, under which LICENSEE has been commercializing such herbicide tolerant SOYBEANS. The parties wish to terminate that prior agreement and replace it with this AGREEMENT.


                              Section 2-Definitions

     For purposes of this AGREEMENT, the following words and phrases shall have the following meanings:

          2.01 The term "AFFILIATE(S)" shall mean with respect to an entity, any other entity that, directly or indirectly, is wholly-owned by, are each wholly-owned by a common owner, or wholly-owns that entity.

          2.02 The term "BIOLOGICAL MATERIALS" shall mean any biological material or germplasm and data obtained, produced or made by or for MONSANTO relating to the GENE and its expression in SOYBEANS disclosed to LICENSEE by MONSANTO pursuant to this AGREEMENT.

          2.03 The term "COMMERCIAL TOLERANCE" means tolerance under field conditions to 1.5 pounds/acre acid equivalent of GLYPHOSATE which includes a one hundred percent

     (100%) safety margin (i.e., twice the target use rate). The SOYBEANS containing the GENE shall satisfy the criteria for COMMERCIAL TOLERANCE when plants sprayed at the above rates exhibit no significant differences (at a 95% confidence level) from control plants in mean yield, as verified by the protocol set forth in Exhibit E.

          2.04 The term "EFFECTIVE DATE" or "EFFECTIVE DATE OF THIS AGREEMENT" shall mean September 1, 2001.

          2.05 The term "FISCAL YEAR" shall mean a twelve-month period ending August 31, e.g. Fiscal Year 2002 is the 12 month period that ends on August 31, 2002.

          2.06 The term "GENE(S)" means a DNA molecule received from MONSANTO or a replicate thereof which when inserted into the SOYBEANS results in increased tolerance to GLYPHOSATE.

          2.07 The term  "GLYPHOSATE"  means any herbicidally  effective form of
     N-phosphonomethylglycine   including   any  salt   thereof   or  any  other
     5-enolpyruvyl-3-shikimate phosphate synthase inhibitor.

          2.08 The term "GROWER AGREEMENT" shall mean the agreement between MONSANTO and the SOYBEAN grower in the form provided by MONSANTO from time to time.

          2.09 The term "GROWER FEE" shall mean the per UNIT fee charged to the SOYBEAN grower under the terms of the GROWER AGREEMENT at such time as MONSANTO may have elected to license growers pursuant to Subsection 3.10(c).

          2.10 The term "LICENSED PATENT RIGHTS" shall mean the patents and patent applications listed in Exhibit B (which may be amended by MONSANTO from time to time to add additional patents or patent applications) and any and all patents maturing from these applications or maturing from applications that are divisionals, continuations or continuations-in-part of these applications in the TERRITORY and any and all reissues or extensions of any of the foregoing.

          2.11 The term "LICENSED COMMERCIAL SEED" means LICENSEE-brand seed of the SOYBEAN, identified by the brand(s) listed in Subsection 3.02 (a), below, which incorporates the GENE through traditional breeding by LICENSEE or another licensee of MONSANTO from transgenic SOYBEAN germplasm supplied by MONSANTO using transgenic SOYBEAN line 40-3.

          2.12 The term "LICENSEE" shall mean Delta and Pine Land Company, a company organized and existing under the laws of the State of Delaware and its wholly-owned AFFILIATES.

          2.13 The term "NET-GROWER FEE" shall mean the "GROWER FEE" less: (i) any grower rebate on LICENSED COMMERCIAL SEED provide by MONSANTO directly to growers; and/or (ii) any LICENSEE rebate on LICENSED COMMERCIAL SEED provided by MONSANTO directly to LICENSEE.

          2.14 The term "NET-ROYALTY" shall mean the "ROYALTY" less: (i) any grower rebate on LICENSED COMMERCIAL SEED provided by MONSANTO directly to growers; and/or (ii) any LICENSEE rebate on LICENSED COMMERCIAL SEED provided by MONSANTO directly to LICENSEE.

          2.15 The term "NON-MONSANTO HERBICIDE TOLERANCE GENE" shall mean any DNA molecule not naturally-occurring in SOYBEANS providing herbicide tolerance from a source other than MONSANTO. For purposes of this definition, a DNA molecule shall be considered to be naturally-occurring in SOYBEANS if it exists in a SOYBEAN plant at a high enough frequency to provide herbicide tolerance without further selection and/or if it has not been produced as a result of tissue culture selection, mutagenesis, genetic engineering using recombinant DNA techniques or other in vitro or in vivo modification to the plant.

          2.16 The term "MONSANTO" shall mean Monsanto Company, a company organized and existing under the laws of the State of Delaware with offices at 800 N. Lindbergh Boulevard, St. Louis, Missouri 63167.

          2.17 The term "MONSANTO KNOW-HOW" shall mean any knowledge and information in the possession of MONSANTO as of the EFFECTIVE DATE relating to the GENE and its expression in SOYBEANS which is reasonably needed for commercialization of LICENSED COMMERCIAL SEED.

          2.18 The term "MONSANTO PATENT RIGHTS" means the patents and patent applications listed in Exhibit A, and any patents granted or issued pursuant to any of the foregoing in the TERRITORY and any extensions, continuations, continuations-in-part, reissues or divisions thereof and any patent applications and patents hereafter filed, granted or issued relating directly to the GENE and wholly-owned by MONSANTO.

          2.19 The term "ROYALTY" shall mean a fee determined annually solely by MONSANTO as provided in Subsection 4.02 below, payable to MONSANTO by LICENSEE as provided in Subsection 3.10(b) below.

          2.20 The term "ROUNDUP(R) HERBICIDE" means any GLYPHOSATE formulation sold by MONSANTO that is registered for use on SOYBEANS and includes the ROUNDUP(R) HERBICIDE brand name or any other brand name designated by MONSANTO to LICENSEE from time to time.

          2.21 The term "ROUNDUP READY(R) TRADEMARK AGREEMENT" means the agreement between MONSANTO and LICENSEE for use of the Roundup Ready(R) trademark attached hereto as Exhibit C.

          2.22 The term "ROUNDUP READY(R) SOYBEAN SEED SERVICES FEE" shall mean the fee to be paid to LICENSEE under Subsection 4.01 and described in Exhibit G below.

          2.23 The term "SOYBEAN(S)" means Glycine max, other than varieties that are marketed as high or enhanced or modified oil; high, enhanced or modified carbohydrate; high, enhanced or modified protein or as containing any other compositional attribute that distinguishes the variety from industry-standard commodity SOYBEANS.

          2.24 The term "TERRITORY" shall mean the United States of America.

          2.25 The term "THIRD PARTY(IES)" shall mean any person, organization, firm, company, partnership or entity other than MONSANTO, LICENSEE and their respective AFFILIATES.

          2.26 The term "UNIT" means:

          (a) If LICENSEE prices on a per weight basis, a quantity of SOYBEAN seed weighing fifty (50) pounds;

          (b) If LICENSEE prices on a seed count basis, 160,000 SOYBEAN seeds. MONSANTO will notify LICENSEE of any change in the seed count used to determine a "UNIT" under the seed count basis, annually.

                         Section 3-Conveyance of Rights

          3.01 License Grant:

          (a) MONSANTO hereby grants to LICENSEE and LICENSEE hereby accepts, on and subject to the terms and conditions of this AGREEMENT, the right, without the right to sublicense or otherwise transfer, a non-exclusive license in the TERRIITORY under MONSANTO PATENT RIGHTS, MONSANTO KNOW-HOW, BIOLOGICAL MATERIALS and LICENSED PATENT RIGHTS to develop, produce, have produced, and sell, via LICENSEE'S distribution system, LICENSED COMMERCIAL SEED to SOYBEAN growers licensed by MONSANTO to purchase and use such LICENSED COMMERCIAL SEED without the right to sublicense, subject to the provisions of this AGREEMENT, including but not limited to the provisions of Section 3 hereof.

          (b) In the event that LICENSEE desires to produce seed of LICENSED COMMERCIAL SEED outside the TERRITORY for subsequent sale in the TERRITORY, LICENSEE must obtain the prior written approval of MONSANTO.

          3.02 Distribution of LICENSED COMMERCIAL SEED:

          (a) With respect to the sales of LICENSED COMMERCIAL SEED hereunder in the TERRITORY, LICENSEE shall distribute and/or sell LICENSED COMMERCIAL SEED branded solely under the following trademarks or trade name exclusively owned or used by LICENSEE: Deltapine, Sure-Grow, Paymaster, and D&PL. LICENSEE may establish a new trade name to sell LICENSED COMMERCIAL SEED, provided the new trade name is exclusively owned by LICENSEE and such trade name has not been acquired directly or indirectly from a third party with financial indebtedness to MONSANTO. LICENSEE shall not use any trademark of any THIRD PARTY in connection with sales of LICENSED COMMERCIAL SEED other than trademarks associated with non-genetically engineered traits present in LICENSED COMMERCIAL SEED, trademarks associated with seed treatments, or the STS(R) trademark and logo in connection with LICENSED COMMERCIAL SEED containing that trait and which have been approved by MONSANTO as provided for in Subsection 3.06 (b) below.

          (b) Pursuant to Subsection 3.01(a) above, the LICENSEE may not give, sell or otherwise transfer LICENSED COMMERCIAL SEED(s) except as (1) planting seed (A) to growers directly licensed by MONSANTO for their sole use in producing a commercial grain crop, and/or (B) to retail dealers, or distributors for resale to retail dealers, for retail sale to growers directly licensed by MONSANTO for the growers' sole use in producing a commercial grain crop or (2) for crushing or other non-reproductive use to oil mills subject to agreements prohibiting use for planting. In order to give LICENSEE an opportunity to sell its excess quantities of LICENSED COMMERCIAL SEED(s) at wholesale, the LICENSEE may sell LICENSED COMMERCIAL SEED(s) to another of MONSANTO's LICENSEEs if and only if such wholesale transactions are (1) brokered through Corn States Hybrid Service, L.L.C. of Des Moines, Iowa; (2) brokered through another brokerage company approved by MONSANTO; or (3) sold directly to another MONSANTO LICENSEE after first identifying such LICENSEE and obtaining MONSANTO's prior written consent to the sale.

          (c) LICENSEE shall be permitted to supply specific varieties of LICENSED COMMERCIAL SEED in the TERRITORY to THIRD PARTIES for subsequent production and/or sale by such THIRD PARTY so long as, at the time of supplying seed of such variety, the THIRD PARTY is a licensee of MONSANTO under the MONSANTO PATENT RIGHTS and LICENSED PATENT RIGHTS for the development, production and sale of SOYBEAN seed which exhibits COMMERCIAL TOLERANCE to GLYPHOSATE herbicide. If LICENSEE does supply such specific varieties to THIRD PARTIES, LICENSEE shall be responsible: (i) for payment of ROYALTIES due under Subsection 3.10 (b) below for UNITS of such varieties transferred by such THIRD PARTIES, or (ii) for collection and transfer to MONSANTO of the GROWER FEES due in connection with transfers of such varieties by such THIRD PARTIES if MONSANTO has provided notice of its option to use the GROWER FEE approach under Subsection 3.10(c). LICENSEE may comply with this responsibility by requiring as part of its contract with the THIRD PARTY that the THIRD PARTY pay ROYALTIES directly to MONSANTO or to collect and transfer GROWER FEES directly to MONSANTO, provided that THIRD PARTY agreement designates MONSANTO as a THIRD PARTY beneficiary to such agreement and such agreement is enforceable by MONSANTO.

          (d) LICENSEE shall notify MONSANTO of the company or companies and employee contact(s) therewith which LICENSEE would like MONSANTO to consider as licensees of GLYPHOSATE-tolerant seed technology. MONSANTO, with the permission of its licensees, will make known to LICENSEE those companies which are licensed by MONSANTO to sell GLYPHOSATE-tolerant SOYBEAN seed and which may desire to purchase/source SOYBEAN seed/germplasm containing the GENE from LICENSEE.

          (e) Notwithstanding the provisions of subparagraphs 3.02(c) and 3.02(d), MONSANTO shall have no obligation to grant a license under either the MONSANTO PATENT RIGHTS or LICENSED PATENT RIGHTS for the development, production and sale of SOYBEAN seed which exhibits COMMERCIAL TOLERANCE to GLYPHOSATE herbicide to any THIRD PARTY, nor any obligation to require or suggest that any THIRD PARTY which may obtain such a license procure from LICENSEE transgenic SOYBEAN seed/germplasm which exhibits COMMERCIAL TOLERANCE to GLYPHOSATE herbicide.

          (f) LICENSEE shall not sell, under contract or license from any THIRD PARTY, including other licensees of the subject MONSANTO technology, any SOYBEAN variety within the scope of either the MONSANTO PATENT RIGHTS or the LICENSED PATENT RIGHTS unless seed of such SOYBEAN variety is sold, by LICENSEE or its distributor customers, only to growers licensed under the GROWER AGREEMENT.

          3.03 Marking of LICENSED COMMERCIAL SEED:

          (a) In conjunction with the use of a GROWER AGREEMENT and subject to Subsection 3.03(b), LICENSEE shall conspicuously display directly on all packages containing LICENSED COMMERCIAL SEED to be sold or transferred to permitted THIRD PARTY growers or customers, the following notice:

          THESE SEEDS ARE COVERED UNDER U.S. PATENTS 4,940,835; 5,188,642; 5,352,605; 5,530,196; 5,633,435; 5,717,084; 5,728,925; AND 5,804,425.
          THE PURCHASE OF THESE SEEDS CONVEYS NO LICENSE UNDER SAID PATENTS TO USE THESE SEEDS. A LICENSE MUST FIRST BE OBTAINED FROM MONSANTO BEFORE THESE SEEDS CAN BE USED IN ANY WAY.

          (b) MONSANTO reserves the right to amend, or otherwise specify a substitute notice under Subsection 3.03(a). LICENSEE agrees to promptly implement and use any amended or substituted notice as may be specified by MONSANTO from time to time.

          3.04 Trademark Usage:

          (a) It is agreed that the ROUNDUP READY(R) trademark (or another trademark) owned by MONSANTO shall be licensed to LICENSEE on a non-exclusive basis pursuant to ROUNDUP READY(R) TRADEMARK AGREEMENT. The parties shall execute said trademark license agreement set forth in Exhibit C upon execution of this AGREEMENT. LICENSEE shall conspicuously display said trademark and any accompanying logo on all packages and promotional literature containing or relating to LICENSED COMMERCIAL SEED. Each occurrence of said trademark shall be accompanied by the following footnote:

          "Roundup Ready(R) is a registered trademark of, and used under license from, Monsanto Company."

          (b) Upon notice to LICENSEE, MONSANTO can substitute another trademark to be used by the LICENSEE in place of the MONSANTO-owned trademark then in use pursuant to the terms of Subsection 3.04(a). Upon such notice by MONSANTO, LICENSEE shall promptly cease use of such trademark and commence use of such substitute trademark. MONSANTO shall notify LICENSEE by May 1 prior to the FISCAL YEAR in which the substitute trademark is to be first used. LICENSEE shall be permitted to continue use of the current trademark for a period of time, not to exceed one FISCAL YEAR from such notice, to exhaust inventory of seed packaging and other materials containing the trademark to be discontinued.

          (c) In the event that MONSANTO should no longer require the use of the ROUNDUP READY(R) trademark by GENE licensees in SOYBEANS, LICENSEE shall be so notified, and shall terminate use of the ROUNDUP READY(R) trademark. In such event, LICENSEE shall, if legally permissible, be permitted to continue use of the current trademark for a period of time, not to exceed one FISCAL YEAR from such notice, to exhaust inventory of seed packaging and other materials containing the trademark to be discontinued.

          (d) In the event that MONSANTO should terminate the ROUNDUP READY(R) TRADEMARK AGREEMENT as permitted therein, without cause, LICENSEE's obligation to display said trademark pursuant to Subsection 3.04(a) shall be waived.

          3.05 No Other Licenses:

          (a) No license is granted by this AGREEMENT, under MONSANTO PATENT RIGHTS (or any other patent right), MONSANTO KNOW-HOW, BIOLOGICAL MATERIALS or LICENSED PATENT RIGHTS by implication or otherwise to make, have made, use, sell, offer to sell, or import any DNA or genes or transgenic Glycine max cells, Glycine max plants or Glycine max seed other than that produced by LICENSEE through the use of MONSANTO KNOW-HOW and BIOLOGICAL MATERIALS.

          (b) No license is granted by this AGREEMENT, under the MONSANTO PATENT RIGHTS (or any other patent right), MONSANTO KNOW-HOW and BIOLOGICAL MATERIALS, or LICENSED PATENT RIGHTS, by implication or otherwise, to make, have made, use, sell, offer to sell or import LICENSED COMMERCIAL SEED produced from direct transformation of MONSANTO KNOW-HOW and BIOLOGICAL MATERIALS or their progeny without the prior express written authorization of MONSANTO.

          (c) No license is granted by this AGREEMENT, under the MONSANTO PATENT RIGHTS (or any other patent right), MONSANTO KNOW-HOW and BIOLOGICAL MATERIALS or LICENSED PATENT RIGHTS by implication or otherwise to make, have made, use, sell, offer to sell, or import LICENSED COMMERCIAL SEED which contains any gene, not naturally-occurring in SOYBEANS, other than the licensed GENE which results in increased tolerance to any herbicide.

          (d) LICENSEE shall not, without the prior written consent of MONSANTO,
     (i) modify the GENE, (ii) modify or use any regulatory sequence contained in the GENE, or (iii) insert or cross into any LICENSED COMMERCIAL SEED any NON-MONSANTO HERBICIDE TOLERANCE GENE which exhibits any in-planta activity with the exception of those NON-MONSANTO HERBICIDE TOLERANCE GENEs which express the trait of resistance to acetolactate synthase ("ALS") inhibiting herbicide compounds, trademarked STS(R). Without prejudice to any other remedy available under terms of this AGREEMENT, in the event that (i) the GENE or any regulatory sequence is modified, or (ii) any other gene (non-naturally occurring in SOYBEANS) sourced from a party other than MONSANTO is inserted or crossed into any LICENSED COMMERCIAL SEED, LICENSEE SHALL DEFEND AND INDEMNIFY AGAINST, AND HOLD MONSANTO AND ITS EMPLOYEES, DIRECTORS, OFFICERS AND AGENTS HARMLESS FROM, ANY LOSS, COST, LIABILITY OR EXPENSE INCLUDING COURT COSTS AND REASONABLE FEES OF ATTORNEYS AND OTHER PROFESSIONALS) INCURRED FROM ANY CLAIM ARISING OR ALLEGED TO ARISE OUT OF ANY LICENSED COMMERCIAL SEED CONTAINING SUCH MODIFIED GENE, MODIFIED REGULATORY SEQUENCE OR NON-NATURALLY OCCURRING GENE.

          (e) THE INDEMNIFICATION UNDER SUBSECTION 3.05(d) SHALL NOT APPLY TO ANY CLAIM AGAINST MONSANTO FOR INFRINGEMENT OF A PATENT OWNED BY A THIRD-PARTY PATENTEE, INSOFAR AS SUCH CLAIM ARISES SOLELY OUT OF LICENSEE'S USE OF TRANSGENIC SOYBEAN GERMPLASM SUPPLIED BY MONSANTO USING TRANSGENIC SOYBEAN LINE 40-3 AND TO THE EXTENT SUCH CLAIM SPECIFICALLY ALLEGES PATENT INFRINGEMENT BASED ON A CLAIM THAT LICENSEE'S USE OF TRANSGENIC SOYBEAN GERMPLASM SUPPLIED BY MONSANTO USING TRANSGENIC SOYBEAN LINE 40-3 IS INFRINGING UPON THE PATENT RIGHTS OF SUCH THIRD PARTY.

          (f) No license is granted to LICENSEE by MONSANTO for any country outside the TERRITORY.

          (g) No license is granted by this AGREEMENT, to any proprietary germplasm of MONSANTO or its AFFILIATES other than as provided herein.

          3.06 Herbicide Use and Other Herbicide Tolerance Genes

          (a) If LICENSEE, directly or indirectly, uses any GLYPHOSATE containing herbicide or any other EPSP synthase inhibitor herbicide in connection with the SOYBEAN crop produced from LICENSED COMMERCIAL SEED, the herbicide shall be a ROUNDUP(R) HERBICIDE labeled for use on ROUNDUP READY(R) SOYBEANS. No other GLYPHOSATE or other EPSP synthase inhibitor herbicide may be used by LICENSEE on plants produced from LICENSED COMMERCIAL SEED. This provision shall not limit the use of herbicides other than GLYPHOSATE on such SOYBEAN plants.

          (b) LICENSEE agrees not to commercialize a variety of LICENSED COMMERCIAL SEED which carries one or more NON-MONSANTO HERBICIDE TOLERANCE GENE(s). Except, LICENSEE shall be permitted to commercialize varieties of LICENSED COMMERCIAL SEED which contain the trait of resistance to ALS inhibiting herbicidal compounds, trademarked STS(R), provided that LICENSEE will be responsible to secure any rights necessary to commercialize said varieties, for example, from E. I. DU PONT DE NEMOURS AND CO, a corporation of the State of Delaware, having its principal place of business at 1007 Market Street, Wilmington, Delaware, 19898. LICENSEE may source SOYBEAN germplasm which contains the trait of resistance to acetolactate synthase ("ALS") inhibiting herbicidal compounds trademarked STS(R) from any available supplier. MONSANTO must approve all varieties of LICENSED
     COMMERCIAL SEED which contain the trait of resistance to acetolactate synthase ("ALS") inhibiting herbicidal compounds, as defined in Exhibit E, prior to commercialization by LICENSEE. For avoidance of doubt, it is understood that LICENSEE shall comply with Subsection 3.06 (a) with respect to these stacked lines.

          3.07 Product Specification and Promotion:

          (a) LICENSEE shall not commercialize any germplasm/seed produced using MONSANTO KNOW-HOW and BIOLOGICAL MATERIALS as planting seed without written authorization from MONSANTO as set forth herein.

          (b) Prior to marketing a new variety of LICENSED COMMERCIAL SEED as tolerant to GLYPHOSATE, LICENSEE shall disclose to MONSANTO sufficient field evaluation data for such variety to demonstrate to the reasonable satisfaction of MONSANTO that such variety exhibits COMMERCIAL TOLERANCE and acceptable agronomic performance according to the procedures set forth in Exhibit E. MONSANTO shall approve or disapprove the marketing of the subject variety of LICENSED COMMERCIAL SEED in writing within thirty (30) days of the receipt of all data pursuant to this Subsection 3.07.

          (c) In the event that MONSANTO has authorized the marketing of a variety of LICENSED COMMERCIAL SEED, that authorization of the subject variety shall continue unless the subject variety should fail to exhibit COMMERCIAL TOLERANCE.

          (d) LICENSEE shall include ROUNDUP READY(R) trademark, logo, and positioning statements or taglines reasonably provided by MONSANTO on all promotional materials for LICENSED COMMERCIAL SEED.

          (e) In the event that the data described in this Subsection 3.07 has been previously supplied to MONSANTO by an authorized licensee of SOYBEAN varieties containing the GENE, MONSANTO shall inform LICENSEE, upon the written request of LICENSEE, and LICENSEE shall not have to supply the data previously supplied to MONSANTO.

          3.08 LICENSEE's Marketing Responsibilities: MONSANTO and LICENSEE shall meet from time to time to determine which of the following services shall be provided by LICENSEE. Upon the written request of MONSANTO, LICENSEE shall perform the following activities:

          (a) Provide the skill, personnel, equipment, facilities and supplies (including, as may be requested by MONSANTO, providing the GROWER AGREEMENT to growers) required to administer the GROWER AGREEMENT in the form supplied by MONSANTO from time to time. The responsibilities of Subsections
     3.08 and 3.09 shall be performed in an efficient, safe and timely manner at the LICENSEE's location and in accordance with such reasonable instructions as provided by MONSANTO from time to time. The responsibilities set forth in Subsections 3.08 and 3.09 may be reasonably amended by MONSANTO from time to time.

          (b) Require in written agreements with distributors authorized by LICENSEE to resell LICENSED COMMERCIAL SEED, (and in the event that LICENSEE sells LICENSED COMMERICAL SEED directly to dealers for resale, in written agreements with such dealers) by addendum to existing agreements and inclusion in future agreements, that such distributors (and such dealers, if any) carry out the activities set forth in Exhibit F. LICENSEE shall use commercially reasonable efforts to have each of its distributors (and such dealers, if any) comply with such requirements and to obligate its distributors to require dealers to which they resell LICENSED COMMERCIAL SEED to comply with such requirements. LICENSEE shall only permit its distributors to convey or transfer LICENSED COMMERCIAL SEED to any THIRD PARTY for further distribution if the distributor has an agreement with such THIRD PARTY obligating such THIRD PARTY to the terms set forth in Exhibit F which MONSANTO may reasonably change from time to time.

          (c) LICENSEE shall obligate each distributor (and any dealer to which LICENSEE sells LICENSED COMMERCIAL SEED) and shall obligate its distributors to obligate dealers to which they resell LICENSED COMMERCIAL SEED to supply copies of the GROWER AGREEMENT to growers on behalf of MONSANTO for execution by the grower, and remit to LICENSEE all GROWER AGREEMENTS. Each such dealer or distributor shall retain a copy of the GROWER AGREEMENT, provide a copy to the grower (or the grower's authorized representative) and the designated LICENSEE representative and shall forward the other to MONSANTO or to a THIRD PARTY designated by MONSANTO.

          (d) Keep appropriate and complete records with respect to all matters covered by this Subsection 3.08 for a period of at least three (3) years from the date the record is made. LICENSEE shall make all such records available to MONSANTO for information at all reasonable times and shall provide copies thereof as requested by MONSANTO without charge.

          (e) Not utilize as distributors or, in the event that LICENSEE sells LICENSED COMMERCIAL SEED directly to dealers as dealers of LICENSED COMMERCIAL SEED and shall require its distributors not to utilize as retailers of LICENSED COMMERCIAL SEED entities which MONSANTO has notified D&PL of in writing to have previously breached the covenants set forth in Exhibit F or similar covenants in other MONSANTO licenses. MONSANTO may inform LICENSEE of entities which MONSANTO reasonably believes LICENSEE may be considering or then using who are in breach of the activities set forth in Exhibit F. In the event that a dealer or distributor of LICENSED COMMERCIAL SEED breaches the pertinent obligations set forth in Exhibit F and the involved dealer or distributor does not cure such breach within thirty (30) days, LICENSEE shall (or shall cause its distributor, in the case of distributor's retail dealer, to), at its election, either terminate its agreement with such dealer or distributor or modify such agreement so that the involved dealer or distributor is no longer involved in the sale of LICENSED COMMERCIAL SEED.

          (f) Handle, in consultation with MONSANTO, complaints regarding the performance of any LICENSED COMMERCIAL SEED.

          (g) Provide information (to the extent LICENSEE makes any sales directly to growers) regarding the volumes of LICENSED COMMERCIAL SEED purchased and names and addresses of purchasers of LICENSED COMMERCIAL SEED to ensure that GROWER AGREEMENTS are being executed.

          (h) Permit MONSANTO to use the names and addresses of purchasers of LICENSED COMMERCIAL SEED disclosed pursuant to Subsection 3.08(a), in direct marketing of LICENSED COMMERCIAL SEED; provided however that, MONSANTO shall not disclose the names and addresses of purchasers of LICENSED COMMERCIAL SEED to any THIRD PARTY or competitor of LICENSEE including any AFFILIATE of MONSANTO. MONSANTO shall take reasonable action to use separate personnel to handle such information from the personnel directly involved in the marketing of LICENSED COMMERCIAL SEED by MONSANTO or its AFFILIATES.

          3.09 Additional Responsibilities of LICENSEE:

          (a) LICENSEE shall be responsible for the production, packaging, distribution and sale of LICENSED COMMERCIAL SEED.

          (b) LICENSEE shall handle the initial stages of any customer inquiries or complaints regarding the performance of any LICENSED COMMERCIAL SEED. LICENSEE shall document all complaints and provide a product performance report within thirty (30) days of the close of each FISCAL YEAR. MONSANTO shall have the right to participate in any and all responses to farmer complaints at its sole discretion.

          (c) LICENSEE shall conduct technical training meetings for its seed company salaried employees and dealers as may be appropriate in its discretion. Any training materials not provided directly by MONSANTO must be approved in writing by MONSANTO prior to use by LICENSEE or its distributors/dealers.

          (d) LICENSEE shall conduct meetings as may be provided for in a grower education plan mutually agreed upon by MONSANTO and LICENSEE, to explain to growers the benefits of LICENSED COMMERCIAL SEED.

          (e) LICENSEE shall cooperate with MONSANTO in the implementation of marketing programs developed for LICENSED COMMERCIAL SEED by MONSANTO. LICENSEE shall also participate with MONSANTO in conducting marketing research, which may include customer surveys targeted at growers.

          (f) LICENSEE shall provide to MONSANTO quarterly reports on dates specified by MONSANTO (in a form to be designated by MONSANTO) on all LICENSED COMMERCIAL SEED including the seed production forecast and sales forecast for the remainder of the current FISCAL YEAR and the seed production forecast and sales forecast for the upcoming FISCAL YEAR. This report shall specify the source of the germplasm (if from a THIRD PARTY) for the supply and the sales forecast. Each report shall also include forecast and actual sales for total UNITS by maturity group for both the current FISCAL YEAR and the upcoming FISCAL YEAR. This information shall be subject to Section 10 below.

          (g) LICENSEE shall provide to MONSANTO performance data for each variety of LICENSED COMMERCIAL SEED compared to conventional varieties. MONSANTO shall be permitted to pool data collected for LICENSED COMMERCIAL SEED with similar data from other LICENSEEs and use the pooled data for sales promotion, provided further that MONSANTO shall not disclose information obtained from LICENSEE relating specifically to particular LICENSEE varieties of LICENSED COMMERCIAL SEED without LICENSEE'S express consent.

          (h) LICENSEE shall invite MONSANTO representatives to participate in annual sales meetings or other meetings to the extent that participation in such meetings are requested by MONSANTO as part of its communication plan, to communicate information about the LICENSED COMMERCIAL SEED, including market positioning, and grower follow up to assess LICENSED COMMERCIAL SEED performance and compliance with the GROWER AGREEMENT.

          (i) LICENSEE shall cooperate with MONSANTO to educate growers purchasing LICENSED COMMERCIAL SEED regarding the terms and conditions of the GROWER AGREEMENT. LICENSEE shall cooperate to educate growers that LICENSED COMMERCIAL SEED is to be used solely for planting a single commercial crop and shall not be supplied to any other person or entity for planting. Growers shall not save any crop produced from LICENSED COMMERCIAL SEED for replanting, or supply saved seed to anyone for replanting.

          3.10 GROWER AGREEMENT, ROYALTY and Label License:

          (a) MONSANTO shall license growers to purchase LICENSED COMMERCIAL SEED. Terms of the GROWER AGREEMENT shall be determined by MONSANTO. LICENSEE shall not sell or transfer, or allow its distributors or dealers to transfer, LICENSED COMMERCIAL SEED to any THIRD PARTY for planting unless that THIRD PARTY is licensed by MONSANTO.

          (b) Unless MONSANTO has given notice under Subsection 3.10(c) of its election to license growers to purchase LICENSED COMMERCIAL SEED subject to payment of a GROWER FEE, LICENSEE shall pay a ROYALTY to MONSANTO on the net number of UNITS (after replants and returns) of LICENSED COMMERCIAL SEED transferred to growers, the net number of UNITS otherwise transferred to THIRD PARTIES for use as planting seed and the net number of UNITS (less the number of UNITS planted as foundation seed, research and pre-commercial production blocks of up to 40 acres) planted by or on behalf of LICENSEE for seed multiplication. LICENSEE shall price its entire line of LICENSED COMMERCIAL SEED on either a weight basis or a seed count basis.

          (c) Upon two (2) months written notice to LICENSEE, but no later than July 1 of any calendar year and effective as of the commencement of the next FISCAL YEAR, MONSANTO shall have the right to license growers to purchase LICENSED COMMERCIAL SEED, subject to payment of a GROWER FEE. The GROWER FEE shall be determined by MONSANTO. If, after having made the election to have growers pay the applicable GROWER FEE on LICENSED COMMERCIAL SEED, MONSANTO should decide to revert back to the ROYALTY approach contemplated in Subsection 3.10(b), MONSANTO shall provide LICENSEE with three months notice to that effect but no later than July 1 of any calendar year and effective as of the commencement of the next FISCAL YEAR. The license granted herein to LICENSEE will remain in full force and effect whether the ROYALTY approach or the GROWER FEE approach is in effect.

          3.11 New SOYBEAN Line From MONSANTO: If MONSANTO grants LICENSEE a license to a new SOYBEAN line to be used in producing SOYBEANS that are tolerant to GLYPHOSATE herbicide and notifies LICENSEE in writing of MONSANTO'S intention to withdraw the GENE, LICENSEE agrees to withdraw from the market all LICENSED COMMERCIAL SEED produced using transgenic SOYBEAN line 40-3 in 3 years or less. MONSANTO shall not notify LICENSEE to withdraw LICENSED COMMERCIAL SEED from the market as provided in this Subsection 3.11, unless MONSANTO and its AFFILIATES each withdraw (and, to the extent it is legally able to do so, MONSANTO requires its other licensees, in the TERRITORY to withdraw) from the market seed produced using transgenic SOYBEAN line 40-3.


                Section 4-Payments, Reports and Record Retention

          4.01 ROUNDUP READY (R) SOYBEAN SEED SERVICES FEES: In consideration for carrying out the activities set forth in Section 3, MONSANTO shall pay LICENSEE the ROUNDUP READY(R) SOYBEAN SEED SERVICES FEE as set forth in Exhibit G for each UNIT for which the ROYALTY (or GROWER FEE) is collected and remitted, provided however, that for purposes of calculating the ROUNDUP READY(R) SOYBEAN SEED SERVICES FEE due LICENSEE, the applicable ROYALTY (or GROWER FEE), prior to any offsets or rebates set forth in Subsections 2.13 and 2.14, shall not exceed Six Dollars ($6.00) per UNIT. No SEED SERVICES FEES shall be due or payable to LICENSEE for those UNITS of LICENSED COMMERCIAL SEED transferred to growers, if any, unless a signed GROWER AGREEMENT and completed purchase report for such UNITS are returned by the applicable due date to MONSANTO, or another party designated by MONSANTO. Unless extended by agreement of the parties, this ROUNDUP READY(R) SEED SERVICES FEE shall be discontinued after the payment for the FISCAL YEAR ending August 31, 2007. Notwithstanding the above, if MONSANTO decides to continue to provide industry-wide ROUNDUP READY(R) SOYBEAN SEED SERVICES FEES to its licensees during Fiscal Years 2008 and thereafter, MONSANTO shall offer LICENSEE the same industry-wide terms to earn such industry-wide ROUNDUP READY(R) SOYBEAN SEED SERVICE FEES for sales of LICENSED COMMERCIAL SEED.

          4.02 ROYALTY Notification:

          (a) Within ten (10) days after the EFFECTIVE DATE in the year 2001, and on or before March 1 each year thereafter, MONSANTO shall notify LICENSEE of its plans for the ROYALTY (or GROWER FEE) for the subsequent FISCAL YEAR (e.g., March 2002 for the 2003 FISCAL YEAR). The notice under this Subsection 4.02(a) shall not obligate MONSANTO to charge that ROYALTY (or GROWER FEE).

          (b) Within ten (10) days after the EFFECTIVE DATE in the year 2001, and on or before July 1 of each year thereafter, MONSANTO shall notify LICENSEE of the amount of the ROYALTY (or GROWER FEE) for the subsequent crop year. The ROYALTY (or GROWER FEE) included in a notice given pursuant to this Subsection 4.02(b) shall be effective for the subsequent FISCAL YEAR and shall continue to be effective for future FISCAL YEARS thereafter until a notice is given pursuant to this Subsection 4.02(b) changes the ROYALTY (or GROWER FEE) for such future year.

          4.03 Reports and Payments by LICENSEE:

          (a) LICENSEE shall submit to MONSANTO four periodic reports during each FISCAL YEAR in a format specified by MONSANTO. Such report, which summarizes the ROYALTIES (or GROWER FEES) from transfers and sales of LICENSED COMMERCIAL SEED to distributors and (in the event D&PL sells LICENSED COMMERCIAL SEED to dealers) to dealers for the prior period of the subject FISCAL YEAR and the total net number of UNITS of LICENSED COMMERCIAL SEED sold by LICENSEE shall be submitted quarterly as specified by MONSANTO. These reports shall contain specific information on each LICENSED COMMERCIAL SEED sold during the previous period as reasonably determined by MONSANTO. Additionally, the first report of every FISCAL YEAR shall include information on whether LICENSEE is pricing its LICENSED COMMERCIAL SEED on a weight basis or seed count basis. LICENSEE shall submit to MONSANTO a final report on or before September 15th for the immediately preceding FISCAL YEAR, which summarizes the ROYALTIES or GROWER FEES from transfers and sales of LICENSED COMMERCIAL SEED to distributors (and in the event D&PL sells LICENSED COMMERCIAL SEED TO dealers) to dealers (minus UNITS wholesaled to Licensed THIRD PARTY seed companies) for the last quarter of such FISCAL YEAR and the entire FISCAL YEAR including information on each purchaser and the total number of UNITS of LICENSED COMMERCIAL SEED sold by LICENSEE less returns and any offset for LICENSED COMMERCIAL SEED sold for replant acres that has been approved in writing by MONSANTO.

          (b) No later than September 25, LICENSEE shall remit to MONSANTO all ROYALTIES (or GROWER FEES). The ROYALTY (or GROWER FEE) remitted each
     September 25th shall include the total ROYALTY (or GROWER FEE) for the immediately preceding FISCAL YEAR. If no such payment is due to MONSANTO for the subject reporting period, the written report shall so state.

          4.04 Records Retention by LICENSEE: LICENSEE shall keep records showing the amount of LICENSED COMMERCIAL SEED sold or otherwise transferred to THIRD PARTIES. LICENSEE further agrees to permit its books and records to be examined from time to time to the extent necessary to verify the reports provided for in Subsection 4.03, such confidential examination to be made at MONSANTO'S discretion by either: (i) Precision Ag Services, Inc., or (ii) an independent auditing firm appointed by and at the expense of MONSANTO, which firm shall be reasonably acceptable to LICENSEE. Any information disclosed in such audit shall be considered Confidential Information subject to Section 10. Such records shall be kept and examination thereof shall be limited to a period of time no more than three (3) FISCAL YEARs immediately preceding the request for examination.

          4.05 Payment of SEED SERVICES FEES by MONSANTO: Within forty-five days of MONSANTO'S receipt of the ROYALTY (or GROWER FEE) as set forth in Subsection 4.03, MONSANTO shall pay LICENSEE the Roundup Ready(R) SOYBEAN SEED SERVICES FEE pursuant to Subsection 4.01.

          4.06 Methods for Payment:

          (a) Each payment to MONSANTO hereunder shall either be:

               (i) made by wire transfer to MONSANTO'S account:

                        Citibank, N.A.
                        399 Park Avenue
                        New York, NY  10043
                        ABA #: 021000089
                        Account Number:  30424808
                        Account Name:  Monsanto Agriculture Main

               or another account in the United States which MONSANTO may subsequently designate from time to time by notice to LICENSEE. LICENSEE shall provide written notice of each such wire transfer to MONSANTO; or

               (ii) made by check sent by mail to:

                         MONSANTO Company
                         P.O. Box 14247
                         St. Louis, Missouri 63150-4247

               or another location in the United States which MONSANTO may subsequently designate from time to time by notice to LICENSEE; or

               (iii) made by check sent by reputable courier service to:

                         Bank of America (formerly NationsBank)
                         4th Floor Lockbox Area - 14247
                         800 Market Street
                         St. Louis, MO  63101

               or another location in the United States which MONSANTO may subsequently designate from time to time by notice to LICENSEE.

          (b) Each payment to LICENSEE hereunder shall either be:

               (i) made by wire transfer to LICENSEE's account:

                         Bank of America
                         Charlotte, North Carolina 28255
                         ABA# 053-000-196
                         Account Number: 0653234203
                         Account Name: Delta and Pine Land Company

               or to another account in the United States which LICENSEE may subsequently designate from time to time by notice to MONSANTO. MONSANTO shall provide written notice of each such wire transfer to LICENSEE; or

               (ii) made by check sent to:

                         Delta and Pine Land Company
                         100 Main Street
                         Scott, MS 38772

               or another location in the United States which LICENSEE may subsequently designate from time to time by notice to MONSANTO.

               4.07 Late Payments: Except as set forth in Subsection 4.03(a), if LICENSEE or MONSANTO fails to pay on the due date any amount which is payable under this AGREEMENT to either MONSANTO or LICENSEE, respectively, then, without prejudice to other Subsections of this AGREEMENT, that amount shall bear interest compounded quarterly from the due date until payment is made in full, both before and after any judgment, at an annual rate of four (4) percentage points above the prime interest rate offered by CitiBank on the day payment was due, until paid, provided, however, if such rate is no longer subject to being ascertained, MONSANTO may, by written notice to LICENSEE, designate a reasonably equivalent interest rate.

               4.08 No Non-Monetary Consideration for Sales: LICENSEE shall not accept or solicit any non-monetary consideration in the sale of any LICENSED COMMERCIAL SEED.

                    Section 5-Cooperation Between the Parties

               5.01 Development Information: From time to time during the period of this AGREEMENT, LICENSEE shall keep MONSANTO reasonably informed as to any development work carried out by LICENSEE with respect to LICENSED COMMERCIAL SEED.

               5.02 MONSANTO Field Evaluations: From time to time during the period of this AGREEMENT, LICENSEE shall permit properly qualified and authorized representatives of MONSANTO to have reasonable access to the field evaluation of new varieties of LICENSED COMMERCIAL SEED and the personnel involved in the development of new varieties of LICENSED COMMERCIAL SEED for the sole purpose of verifying that LICENSEE is in compliance with the provisions of this AGREEMENT.

               5.03 Confidentiality: All disclosures made pursuant to any of the preceding provisions of this Section 5 shall be subject to the confidentiality provisions of Section 10.

               5.04 Contact Points: Promptly after the EFFECTIVE DATE, MONSANTO and LICENSEE shall each nominate an individual who will be the principal point of contact between the parties for the purposes of the cooperation to be undertaken pursuant to this Section 5.


     Section 6-Regulatory Approval, Product Performance and Product Quality

               6.01 Regulatory Approvals:

               (a) The decision to seek regulatory approval for use of the GENE in LICENSED COMMERCIAL SEED shall be made by MONSANTO.

               (b) If MONSANTO, in its sole judgment shall seek regulatory approval for the use of the GENE in LICENSED COMMERCIAL SEED, then MONSANTO shall have sole responsibility for seeking any necessary and/or appropriate regulatory approvals and/or product registrations for LICENSED COMMERCIAL SEED. The costs of securing such approvals and/or registrations shall be borne solely by MONSANTO.

               (c) LICENSEE shall be solely responsible for registration of LICENSED COMMERCIAL SEED in the TERRITORY if varietal registration is required.

               6.02 Product Quality:

               (a) LICENSEE shall not sell any LICENSED COMMERCIAL SEED unless it meets the quality control standards as provided in Exhibit E, which may be reasonably modified from time to time by MONSANTO, provided that MONSANTO shall simultaneously make the same modification in the quality control standards applicable to MONSANTO and its AFFILIATES and to the extent highly permissible in the quality control standards applicable to each of its other licensees of the GENE in the
          TERRITORY. MONSANTO shall provide LICENSEE with commercially reasonable notice of such modifications prior to such modifications becoming effective. LICENSEE shall maintain all testing records for each lot of LICENSED COMMERCIAL SEED for a period of three (3) years after the final sale of that seed lot of LICENSED COMMERCIAL SEED. LICENSEE shall retain samples of LICENSED COMMERCIAL SEED in compliance with Federal and State laws and regulations. All test results, inspection records and other quality assurance or quality control documentation shall be available to MONSANTO upon request and MONSANTO shall have a right to audit LICENSEE's quality control program and to take and test subsamples from the samples retained by LICENSEE.

               (b) MONSANTO shall make information and materials available which: (i) MONSANTO has in its possession and is legally able to transfer to LICENSEE; and (ii) in MONSANTO's judgment are reasonably needed for LICENSEE to confirm that the LICENSED COMMERCIAL SEED which it plans to sell meet the quality control standards set forth in Exhibit E. Any such information and/or materials shall be provided to LICENSEE at a price no higher than the price at which MONSANTO makes such information and/or materials available to other licensees of MONSANTO'S ROUNDUP READY(R) technology for use in SOYBEANS.

                                Section 7-Patents

               7.01 Patent Procurement: MONSANTO shall have the exclusive right to apply for, seek issuance of, and maintain or abandon any or all of the MONSANTO PATENT RIGHTS.

               7.02 Patent Enforcement:

               (a) LICENSEE shall give prompt notice to MONSANTO of any infringement or claim of infringement of the MONSANTO PATENT RIGHTS or LICENSED PATENT RIGHTS within the subject matter of this AGREEMENT which may come to its attention.

               (b) MONSANTO shall have the exclusive right (but not the obligation) to institute and conduct legal action against THIRD PARTY infringers of the MONSANTO PATENT RIGHTS, and to enter into such settlement agreements as may be deemed appropriate by MONSANTO. MONSANTO shall receive the full benefits of any action it takes pursuant to this Subsection 7.02(b).

               (c) LICENSEE shall cooperate with MONSANTO in commercially reasonable efforts to control grower-saved seed embodying the GENE and to protect intellectual property rights for all ROUNDUP READY(R) SOYBEAN products for which LICENSEE has obtained, or obtains a license from MONSANTO. Such cooperation shall include, without limitation, providing information regarding whether a suspected infringer is a customer of LICENSEE for the subject LICENSED COMMERCIAL SEED and joining MONSANTO in a suit against the suspected infringer. In cases determined by LICENSEE to be appropriate for such actions, LICENSEE may assert rights under the Plant Variety Protection Act against the suspected infringer to assist in the abatement of sales of such grower saved seed.

               7.03 MONSANTO Ownership: All MONSANTO KNOW-HOW, GENE(s) and MONSANTO PATENT RIGHTS are and shall remain the property of MONSANTO.

               7.04 LICENSED PATENT RIGHTS: All LICENSED PATENT RIGHTS are and shall remain the property of their respective owner as of the EFFECTIVE DATE OF THIS AGREEMENT.

               7.05 LICENSEE Ownership: All LICENSEE know-how and LICENSEE germplasm shall remain the property of LICENSEE.

               7.06 Grant-back:

               (a) LICENSEE agrees to grant and hereby grants to MONSANTO options to non-exclusive royalty-bearing licenses in the TERRITORY for use in SOYBEANS (with the right to grant sublicenses to seed company licensees and grower-customers) under any patent in the TERRITORY owned by LICENSEE or licensed with the right to grant sublicenses, which in the absence of such license from LICENSEE would be infringed by the production, use, or sale of LICENSED COMMERCIAL SEED in the TERRITORY.

               (b) LICENSEE agrees to grant and hereby grants to MONSANTO options to non-exclusive royalty-free licenses in the TERRITORY for use in SOYBEANS (with the right to sublicense seed company licensees to grower-customers) to any IMPROVEMENT. The term "IMPROVEMENT" as used in this Subsection means any invention or discovery which is made by LICENSEE in the course of its activities under this Agreement in the TERRITORY, which invention or discovery is made as a direct result of LICENSEE'S use of MONSANTO technology. "IMPROVEMENT" shall not include any specific SOYBEAN varieties or cultivars.

               (c) Such licenses shall have terms and conditions that are deemed commercially reasonable and customary in the field of agricultural biotechnology. LICENSEE shall not be required to provide MONSANTO with any Biological material under the terms of such license. The options to licenses shall terminate upon the later of: (i) the expiration date of this Agreement, and (ii) the date five (5) years after any earlier termination of this Agreement. Licenses resulting from exercises of any such option shall be of the life of the subject patent rights, subject to earlier termination in accordance with their terms by the non-breaching party in the event of material breach by the opposite party.

               (d) The option(s) under this Subsection 7.06 can be exercised by MONSANTO at any time during the term of the option by written notice of such exercise to LICENSEE.

               (e) Upon notice of exercise of an option under this Subsection 7.06, MONSANTO and LICENSEE shall negotiate in good faith on the terms of such license. If despite good faith negotiations, MONSANTO and LICENSEE cannot reach agreement on the terms of such license, then determination of the license terms in dispute shall be submitted to arbitration pursuant to the provisions set forth in Appendix G, if requested by either MONSANTO or LICENSEE.


                      Section 8-Warranties and Liabilities

               8.01 Representations and Warranties:

               MONSANTO represents and warrants that:

               (a) It is the owner or licensee of the MONSANTO PATENT RIGHTS and the LICENSED PATENT RIGHTS to the extent required for the grant of rights contained herein; and

               (b) It has not previously granted, and will not grant to any THIRD PARTY during the term of this AGREEMENT, any rights and licenses under the MONSANTO PATENT RIGHTS or the LICENSED PATENT RIGHTS that are in conflict with the rights granted to LICENSEE herein.

               8.02 No Other Warranties: EXCEPT FOR THE EXPRESS WARRANTIES IN SUBSECTION 8.01, MONSANTO MAKES NO REPRESENTATIONS OR WARRANTIES, EXPRESS OR IMPLIED, EITHER IN FACT OR BY OPERATION OF LAW, REGARDING:

               (a) MONSANTO PATENT RIGHTS, LICENSED PATENT RIGHTS, MONSANTO KNOW-HOW AND BIOLOGICAL MATERIALS (INCLUDING, WITHOUT LIMITATION, THE VALIDITY OR SCOPE OF THE MONSANTO PATENT RIGHTS OR LICENSED PATENT RIGHTS); OR

               (b) LICENSED COMMERCIAL SEED OR BIOLOGICAL MATERIALS (INCLUDING, WITHOUT LIMITATION, PERFORMANCE, MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE, OR THE NON-INFRINGEMENT OF THE LICENSED COMMERCIAL SEED OR BIOLOGICAL MATERIAL ON THIRD PARTY PROPERTY RIGHTS).

               8.03 Product Performance Claims: MONSANTO and LICENSEE each recognize that satisfactory handling of claims for product performance is of paramount importance to the success of sales of LICENSED COMMERCIAL SEED. Accordingly, the parties shall cooperate in the handling and resolution of such claims, as follows:

               (a)  When  a  party  receives  a  complaint   regarding  LICENSED
          COMMERCIAL SEED or the use of ROUNDUP(R) HERBICIDE on such LICENSED COMMERCIAL SEED, it shall immediately inform the other party.

               (b)  The  parties  shall  make a  preliminary  investigation  and determination whether the complaint is the result of: (i) LICENSED COMMERCIAL SEED (e.g., quality or performance other than the performance of the GENE) or an express representation or warranty made by D&PL, (ii) ROUNDUP(R)HERBICIDE (e.g., quality or application) and/or the GENE (e.g., quality or performance) or an express representation or warranty made by MONSANTO, or (iii) unknown causes.

               (c) If the complaint is wholly due to causes described in Subsection 8.03(b)(i), then responsibility for handling the complaint shall be D&PL'S, and D&PL shall keep MONSANTO reasonably apprised of the handling of such complaint and shall defend and indemnify against and hold MONSANTO harmless from any loss, cost, liability (including court costs and reasonable fees of attorneys and other professionals) incurred from any such claim by growers who purchase LICENSED COMMERCIAL SEED and of distributors against whom such growers may make such claims.

               (d)  If the  complaint  is  wholly  due to  causes  described  in
          Subsections 8.03(b)(ii), then responsibility for handling the complaint shall be MONSANTO'S and MONSANTO shall keep D&PL reasonably apprised of the handling of such complaint and shall defend and indemnify against and hold D&PL harmless from any loss, cost, liability (including court costs and reasonable fees of attorneys and other professionals) incurred from any such claim by growers who purchase LICENSED COMMERCIAL SEED and of distributors against whom such growers may make such claims.

               (e) In the course of responding to or handling any complaint, neither party shall disparage the other party or the other party's product.

               8.04 Indemnification:

               (a) EXCEPT TO THE EXTENT  CAUSED BY A BREACH BY  MONSANTO  OF ITS
          WARRANTIES UNDER SUBSECTION 8.01 ABOVE, LICENSEE SHALL DEFEND AND INDEMNIFY AGAINST, AND HOLD MONSANTO AND ITS EMPLOYEES, DIRECTORS, OFFICERS AND AGENTS HARMLESS FROM, ANY LOSS, COST, LIABILITY OR EXPENSE (INCLUDING COURT COSTS AND REASONABLE FEES OF ATTORNEYS AND OTHER PROFESSIONALS) INCURRED FROM ANY CLAIM ARISING OR ALLEGED TO ARISE OUT OF THE MANUFACTURE, USE, DISTRIBUTION OR SALE OF ANY LICENSED COMMERCIAL SEED BY LICENSEE; PROVIDED, HOWEVER, THAT (I) LICENSEE SHALL HAVE SOLE CONTROL OF SUCH DEFENSE, AND (II) MONSANTO SHALL PROVIDE NOTICE PROMPTLY TO LICENSEE OF ANY ACTUAL OR THREATENED CLAIM OF WHICH MONSANTO BECOMES AWARE AND SHALL COOPERATE AS REASONABLY REQUESTED IN THE DEFENSE OF SUCH CLAIM.

               (b) THE INDEMNIFICATION UNDER SUBSECTION 8.04(a) SHALL NOT APPLY TO ANY CLAIM AGAINST MONSANTO FOR INFRINGEMENT OF A PATENT OWNED BY A THIRD-PARTY PATENTEE, INSOFAR AS SUCH CLAIM ARISES OUT OF LICENSEE'S USE OF TRANSGENIC SOYBEAN GERMPLASM SUPPLIED BY MONSANTO USING TRANSGENIC SOYBEAN LINE 40-3 AND TO THE EXTENT SUCH CLAIM SPECIFICALLY ALLEGES PATENT INFRINGEMENT BASED ON A CLAIM THAT LICENSEE'S USE OF TRANSGENIC SOYBEAN GERMPLASM SUPPLIED BY MONSANTO USING TRANSGENIC SOYBEAN LINE 40-3 IS INFRINGING UPON THE PATENT RIGHTS OF SUCH THIRD PARTY.

               8.05 Limited Liability: NEITHER PARTY SHALL BE LIABLE TO THE OTHER FOR ANY LOSS OF PROFITS, LOSS OF BUSINESS, INTERRUPTION OF BUSINESS, INDIRECT, SPECIAL OR CONSEQUENTIAL DAMAGES OF ANY KIND SUFFERED BY SUCH OTHER PARTY FOR BREACH HEREOF, WHETHER BASED ON CONTRACT OR TORT CLAIMS OR OTHERWISE, EVEN IF SUCH PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH LOSS.


                         Section 9-Term and Termination

               9.01 Term: The term of this AGREEMENT shall begin on the EFFECTIVE DATE OF THIS AGREEMENT and shall end on December 31, 2012. Subject to the provisions of this Section 9 and Subsection 11.06, this AGREEMENT is non-terminable by either party.

               9.02 Termination of AGREEMENT for Breach:

               (a) Either party (i.e. MONSANTO or LICENSEE) may terminate this AGREEMENT upon at least thirty (30) days written notice to the other party should the other party commit a material breach of its obligations or be in default under any of the provisions of this AGREEMENT if: (i) the party in breach has failed to cure the breach or default within the same thirty (30) day notice period; (ii) if such breach or default cannot be cured within the thirty (30) day period, the party in breach has not taken reasonable steps to cure the breach or default. If the breach or default can not be cured within the thirty (30) day period, the party in breach shall notify the non-breaching party of the steps taken toward curing such default or breach and the plans to totally cure such default or breach as soon as reasonably possible. If the party in breach fails to provide such notice, the non-breaching party shall be free to terminate with immediate effect by notice to the party in breach.

               (b) Notwithstanding a party's right to terminate this AGREEMENT as a result of a non-cured material breach by the other party, the non-breaching party shall not be prevented from seeking any other remedy, which may be available to it in equity, including specific performance on the part of the party in breach.

               9.03 Insolvency: Either party (i.e. MONSANTO or LICENSEE) may terminate this AGREEMENT if, at any time:

               (a) The other party makes an assignment for the benefit of creditors or admits in writing its inability generally to pay or is generally not paying its debts as such debts become due;

               (b) Any decree or order for relief is entered against the other party under any bankruptcy, reorganization, compromise, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar law;

               (c) The other party petitions or applies to any tribunal for, or consents to, the appointment of, or taking possession by, a trustee, receiver, custodian, liquidator or similar official, of such other party or any substantial part of its assets, or commences a voluntary case under the bankruptcy law of any jurisdiction;

               (d) Any such petition or application is filed, or any such proceedings are commenced, against the other party and such other party by any act indicates its approval thereof, consent thereto or acquiescence therein, or an order, judgment or decree is entered appointing any such trustee, receiver, custodian, liquidator or similar official, or approving the petition in any such proceedings, and such order for relief, order, judgment or decree remains unstayed and in effect for more than sixty (60) days; or

               (e) Any order, judgment or decree is entered in any proceedings against the other party decreeing the dissolution of such other party and such order, judgment or decree remains unstayed and in effect for more than sixty (60) days.

               9.04 Regulatory Approval and Public Acceptability: MONSANTO shall have the right to terminate this AGREEMENT by giving thirty (30) days written notice to LICENSEE if, in MONSANTO's reasonable business judgment, the requirements to attain or maintain regulatory approval and public acceptance in the TERRITORY and any other necessary countries are prohibitive, provided that MONSANTO shall not terminate this Agreement under this Subsection 9.04 unless MONSANTO simultaneously terminates sales in the TERRITORY of ROUNDUP READY(R) SOYBEAN seed by MONSANTO and its AFFILIATES and to the extent legally possible, terminates all other licenses to THIRD PARTIES to produce and sell ROUNDUP READY(R) SOYBEAN seed in the TERRITORY. In the event that MONSANTO or its AFFILIATES thereafter again produce or sell ROUNDUP READY(R) SOYBEAN seed in the TERRITORY and/or enters into new license authorizing any THIRD PARTY to do so, MONSANTO shall offer a license to LICENSEE on substantially the same terms as set forth in this Agreement.

               9.05 Lack of Sales: MONSANTO shall have the right to terminate this AGREEMENT by giving thirty (30) days written notice to LICENSEE if LICENSEE fails for two (2) consecutive FISCAL YEARS to sell and report at least one thousand (1000) UNITS of LICENSED COMMERCIAL SEED.

               9.06 LICENSEE shall have the right to terminate this Agreement without cause by giving ninety (90) days' written notice to MONSANTO at any time.

               9.07 Effects of Termination/Survival:

               (a) Expiration or termination of this AGREEMENT shall not relieve the parties of any obligation accruing prior to or upon such expiration or termination. Accordingly, Subsections 7.06, 8.03, 8.04 and Section 10 shall survive expiration or termination of this AGREEMENT and LICENSEE shall not be relieved of any payment obligation that may have accrued prior to such expiration or termination.

               (b) Upon an early termination of this AGREEMENT, LICENSEE shall, except in the case of a breach by LICENSEE, or termination under Subsection 9.04, be entitled to sell, for a period of twelve (12) months, remaining inventories of any LICENSED COMMERCIAL SEED which are on the date LICENSEE receives notice of termination already in its possession or which LICENSEE is then obligated by contract to take delivery. Such sales shall be in accordance with this AGREEMENT and the parties shall continue to be obligated to make all applicable payments hereunder. Thereafter, any remaining LICENSED COMMERCIAL SEED and all materials and information relating to or provided by MONSANTO, if any, shall be destroyed or shall be returned, respectively, and the destruction shall be certified to MONSANTO by a representative of LICENSEE.

                           Section 10-Confidentiality

               10.01 CONFIDENTIAL INFORMATION: It is anticipated that it will be necessary, in connection with their obligations under this AGREEMENT, for LICENSEE and MONSANTO to disclose to each other CONFIDENTIAL INFORMATION. For purposes of this AGREEMENT, "CONFIDENTIAL INFORMATION" shall mean any and all proprietary information (including without limitation, information related to technical, business and intellectual property matters), know-how, data, intellectual property, trade secrets, and germplasm and biological and other physical materials, including but not limited to BIOLOGICAL MATERIALS, owned or held by either party to this AGREEMENT, now and in the future which is disclosed by either party to the other party in connection with this AGREEMENT. The CONFIDENTIAL INFORMATION shall include such proprietary information disclosed in writing or other tangible form, including samples of materials. If disclosed orally, the CONFIDENTIAL INFORMATION shall be summarized in written form within thirty (30) days by the disclosing party and a copy provided to the recipient.

               10.02 Confidentiality and Limited Use:

               (a) With respect to all CONFIDENTIAL INFORMATION both LICENSEE and MONSANTO agree as follows, it being understood that "recipient" indicates the party receiving the confidential, proprietary information from the other "disclosing" party. CONFIDENTIAL INFORMATION provided or disclosed to the recipient shall remain the property of the disclosing party and shall be maintained in confidence by the recipient and shall not be provided or disclosed to THIRD PARTIES by the recipient and, further, shall not be used except for purposes contemplated in this AGREEMENT. All confidentiality and limited use obligations with respect to the CONFIDENTIAL INFORMATION shall terminate ten (10) years after the termination date of this AGREEMENT.

               (b) Notwithstanding any provision to the contrary, a party may disclose the CONFIDENTIAL INFORMATION of the other party: (i) in connection with an order of a court or other government body or as otherwise required by or in compliance with law or regulations of any governmental body or of any exchange or market on which the party's securities are traded; provided that the disclosing party provides the other party with notice and takes reasonable measures to obtain confidential treatment thereof; (ii) in confidence to recipient's attorneys, accountants, banks and financial sources and its advisors; or (iii) in confidence, in connection with the sale or proposed sale of substantially all the business assets to which this AGREEMENT relates, so long as, in each case, the entity to which disclosure is made is bound to confidentiality on terms consistent with those set forth herein.

               10.03 Exceptions: The obligations of confidentiality and limited use shall not apply to any of the CONFIDENTIAL INFORMATION which:

               (a) Is publicly available by publication or other documented means or later becomes likewise publicly available through no act or fault of recipient; or

               (b) Is already known to recipient before receipt from the disclosing party, as demonstrated by recipient's written records; or

               (c) Is made known to recipient by a THIRD PARTY who did not obtain it directly or indirectly from the disclosing party and who does not obligate recipient to hold it in confidence; or

               (d) Is independently developed by the recipient as evidenced by credible written research records of recipient's employees or agents who did not have access to the disclosing party's CONFIDENTIAL INFORMATION. Specific information should not be deemed to be within any of these exclusions merely because it is embraced by more general information falling within these exclusions.

               The exceptions set forth in this Subsection 10.03 do not apply to Confidential Information which is in the form of germplasm or biological or other physical materials.

               10.04 Disclosures to Personnel:  Recipient agrees to advise those of its officers, directors, employees, associates, agents, consultants, and AFFILIATES who become aware of the CONFIDENTIAL INFORMATION, of these confidentiality and limited use obligations and agrees, prior to any disclosure of CONFIDENTIAL INFORMATION to such individuals or entities, to make them bound by obligations of confidentiality and limited use of the same stringency as those contained in this AGREEMENT.

               10.05 Return of CONFIDENTIAL INFORMATION: Upon termination of this AGREEMENT, originals and copies of CONFIDENTIAL INFORMATION in written or other tangible form and all germplasm and biological and other physical materials shall be returned to the disclosing party by recipient or destroyed by recipient, provided that this shall not require delivery or destruction of LICENSED COMMERCIAL SEED on account of the incorporation therein of the GENE or other MONSANTO KNOW-HOW or BIOLOGICAL MATERIALS. One copy of each document may be retained in the custody of the recipient's legal counsel solely to provide a record of what disclosures were made.

               10.06 Confidential Status of AGREEMENT:

               (a) The terms of this AGREEMENT shall be deemed to be CONFIDENTIAL INFORMATION and shall be dealt with according to the confidentiality requirements of this Section 10. Except to the extent as may be required by a law or regulation of a governmental body or of any exchange or market on which the party's securities are traded or as may be appropriate to prosecute or defend a claim pertaining to this Agreement in a court or arbitration proceeding, neither party will make public disclosures concerning terms of this AGREEMENT without obtaining the prior written consent of the other party, which consent shall not be unreasonably withheld.

               (b) Except as provided in Section 10.06, LICENSEE shall not disclose to any THIRD PARTY any information concerning financial terms, including but not limited to, ROYALTY or ROUNDUP READY(R) SEED SERVICES FEES. It is understood that MONSANTO has the right to disclose general information on ROYALTIES.


                            Section 11-Miscellaneous

               11.01 Notices: Any notice or other communication required or permitted to be given by either party under this AGREEMENT shall be given in writing and shall be effective when delivered, if delivered by hand or reputable courier service or five days after mailing if mailed by registered or certified mail, postage prepaid and return receipt requested, addressed to each party at the following addresses or such other address as may be designated by notice pursuant to this Subsection 11.01:

                  If to MONSANTO:   Monsanto Company
                                    700 Chesterfield Pkwy North
                                    St. Louis, Missouri 63017
                                    Attention: Steve Joehl
                                               Director, Soybean Licensing


                  with a copy to:   Monsanto Company
                                    700 Chesterfield Pkwy North
                                    St. Louis, Missouri 63017
                                    Attention: Dennis R. Hoerner
                                               Intellectual Property Counsel

                  If to LICENSEE    Delta and Pine Land Company
                                    100 Main Street
                                    Scott, MS  38772
                                    Attention: Steve Hawkins
                                               President
                  with a copy to:   Lake Tindall, LLP
                                    127 South Poplar Street
                                    Greenville, Mississippi  38701
                                    Attention:  Jerome C. Hafter
                                                General Counsel

               11.02 Provisions Contrary to Law: In performing this AGREEMENT, the parties shall comply with all applicable laws and regulations. Nothing in this AGREEMENT shall be construed so as to require the violation of any law, and wherever there is any conflict between any provisions of this AGREEMENT and any law the law shall prevail, but in such event the affected provision of this AGREEMENT shall be affected only to the extent necessary to bring it within the applicable law.

               11.03 Force Majeure:

               (a) Neither of the parties shall be liable for any default or delay in performance of any obligation under this AGREEMENT caused by any of the following: Act of God, war, riot, fire, explosion, accident, flood, sabotage, compliance with governmental requests, laws, regulations, orders or actions, national defense requirements or any other event beyond the reasonable control of such party; or labor trouble, strike, lockout or injunction (provided that neither of the parties shall be required to settle a labor dispute against its own best judgment).

               (b) The party invoking this Subsection 11.03 shall give the other party written notice and full particulars of such force majeure event.

               (c) Both MONSANTO and LICENSEE shall use reasonable efforts to mitigate the effects of any force majeure on their respective part.

               11.04 Relationship of the Parties: The relationship of MONSANTO and LICENSEE is strictly one of licensor and licensee and the parties acknowledge that this AGREEMENT does not create a joint venture, partnership, or the like, between them. The various obligations imposed by MONSANTO and undertaken by LICENSEE in this AGREEMENT with respect to marketing, promotion, etc. are provided only as a means of permitting MONSANTO to exercise control in connection with the use of the MONSANTO trademarks licensed herein. LICENSEE is and shall always remain an independent contractor in its performance of this AGREEMENT. Any distributors or dealers acquiring LICENSED COMMERCIAL SEED from LICENSEE are and shall always remain independent contractors and are not to be considered agents of either MONSANTO or LICENSEE. The provisions of this AGREEMENT shall not be construed as authorizing or reserving to MONSANTO any right to exercise any control or direction over the operations, activities, officers, employees, or agents of LICENSEE, nor over dealer/distributors acquiring LICENSED COMMERCIAL SEED from LICENSEE, it being understood and agreed that the entire control and direction of its operations, activities, officers, employees, or agents shall remain with LICENSEE. Neither party to this AGREEMENT shall have any authority to employ any person as an employee or agent for or on behalf of the other party to this AGREEMENT for any purpose, and neither party to this AGREEMENT, nor any person performing any duties or engaging in any work at the request of such party, shall be deemed to be an employee or agent of the other party to this AGREEMENT. In addition, LICENSEE or any dealer/distributors acquiring LICENSED COMMERCIAL SEED from LICENSEE are not and shall not act or purport to act as a commercial agent for MONSANTO hereunder in any capacity other than the implementation of the GROWER AGREEMENT.

               11.05 Use of Names: MONSANTO may use LICENSEE's name in promotional material to identify LICENSEE as being licensed to produce and sell LICENSED COMMERCIAL SEED, provided such use of LICENSEE'S name shall not include any statements comparing performance of
          LICENSEE'S products with products of other licensees based on Confidential Information disclosed by LICENSEE.

               11.06 Assignability/Succession/Change in Control:

               (a) The rights acquired herein by LICENSEE are not assignable or transferable in whole or part (by assignment, operation of law or otherwise) to any THIRD PARTY. In the event of a

          "change in control" of LICENSEE, LICENSEE shall promptly notify MONSANTO of such change in control and MONSANTO shall be permitted to terminate the AGREEMENT subject to the provisions of Subsection 9.06. For purposes of this Subsection 11.06, "change of control" means a change in the direct or indirect power to direct or cause the direction of the management and policies of LICENSEE or the sale of substantially all of the germplasm assets of the LICENSEE that relate to production of LICENSED COMMERCIAL SEED. (b) MONSANTO shall have the right to assign this AGREEMENT in connection with the reorganization, consolidation, spin-off, sale or transfer of substantially all of the stock or assets related to that portion of its business pertaining to the subject matter of this AGREEMENT, either alone or in conjunction with other MONSANTO businesses as part of an overall sale or reorganization of MONSANTO. In addition, MONSANTO shall have the right to assign its respective rights or obligations and delegate its performance hereunder, in whole or in part, to any of its AFFILIATES. In either event, the assignee shall agree in writing to be bound by all the terms of this AGREEMENT, and MONSANTO shall thereafter be released from all obligations hereunder.

               11.07 Entire AGREEMENT; Amendments; Waiver: This AGREEMENT constitutes the full understanding of the parties, a complete allocation of risks between them and a complete and exclusive statement of the terms and conditions of their agreement relating to the subject matter hereof and supersedes any and all prior agreements, whether written or oral, that may exist between the parties with respect thereto. Except as otherwise specifically provided in this AGREEMENT, no conditions, usage of trade, course of dealing or performance, understanding or agreement purporting to modify, vary, explain or supplement the terms or conditions of this AGREEMENT shall be binding unless hereafter made in writing and signed by the party to be bound and no modification shall be effected by the acknowledgment or acceptance of documents containing terms or conditions at variance with or in addition to those set forth in this AGREEMENT. No waiver by any party with respect to any breach or default or of any right or remedy and no course of dealing or performance, shall be deemed to constitute a continuing waiver of any other breach or default or of any right or remedy, unless such waiver be expressed in writing signed by the party to be bound. Failure of a party to exercise any right shall not be deemed a waiver of such right or rights in the future.

               11.08 Choice of Law; Submission to Jurisdiction: IT IS THE INTENTION OF THE PARTIES HERETO THAT ALL QUESTIONS WITH RESPECT TO THE CONSTRUCTION OF THIS AGREEMENT AND THE RIGHTS AND LIABILITIES OF THE PARTIES HERETO SHALL BE DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE OF DELAWARE APPLICABLE TO BUSINESS ARRANGEMENTS ENTERED INTO AND PERFORMED ENTIRELY WITHIN THE STATE OF DELAWARE. THE PARTIES HERETO IRREVOCABLY (A) SUBMIT TO THE EXCLUSIVE PERSONAL JURISDICTION OF ANY STATE OR FEDERAL COURT IN THE STATE OF MISSOURI IN ANY SUIT, ACTION OR OTHER LEGAL PROCEEDING RELATING TO THIS AGREEMENT; (B) AGREE THAT ALL CLAIMS IN RESPECT OF ANY SUCH SUIT, ACTION OR OTHER LEGAL PROCEEDING MAY BE HEARD AND DETERMINED IN, AND ENFORCED IN AND BY, ANY SUCH COURT; AND (C) WAIVE ANY OBJECTION THAT THEY MAY NOW OR HEREAFTER HAVE TO VENUE IN ANY SUCH COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM.

               11.09 Export Control: Notwithstanding any other provisions of this AGREEMENT, LICENSEE agrees to make no disclosure or use of any MONSANTO KNOW-HOW or Confidential Information of MONSANTO furnished or made known to LICENSEE pursuant to this AGREEMENT, except in compliance with the laws and regulations of the United States of America, including the Export Administration Regulations promulgated by the Office of Export Administration International Trade Administration, United States Department of Commerce; and in particular, LICENSEE agrees not to export, directly or indirectly, either: (i) the technical data furnished or made known to LICENSEE pursuant to this AGREEMENT; or (ii) the "direct product" thereof; or
          (iii) any commodity produced using such technical data, to any country or countries for which a validated license is required unless a validated license is first obtained pursuant to the Export Administration Regulations. The term "direct product" as used above, is defined to mean the immediate product (including process and services) produced directly by the use of the technical data.

               11.10 Meet and Confer: It is the intention of the parties that in the event any dispute arises under this AGREEMENT, the parties shall first meet and confer with one another to attempt to negotiate a resolution of such dispute without recourse to litigation.

               11.11 Remedies: Except as otherwise expressly stated in this AGREEMENT, the rights and remedies of a party set forth herein with respect to failure of the other to comply with the terms of this AGREEMENT (including, without limitation, rights of full termination of this AGREEMENT) are not exclusive, the exercise thereof shall not constitute an election of remedies and the aggrieved party shall in all events be entitled to seek whatever additional remedies may be available in law or in equity.

               11.12 Fees: Except as otherwise provided herein, each party shall bear its own legal fees incurred in connection with the transactions contemplated hereby, provided, however, that if any party to this AGREEMENT seeks to enforce its rights under this AGREEMENT by legal proceedings, the non-prevailing party shall pay all reasonable costs and expenses incurred by the prevailing party, including, without limitation, all reasonable attorneys' fees, as determined by the tribunal in which such proceedings are pending.

               11.13 Headings: Headings herein are for convenience of reference only and shall in no way affect interpretation of this AGREEMENT.

               11.14 Counterparts: This AGREEMENT may be executed in any number of counterparts with the same effect as if all parties had signed the same document. All such counterparts shall be deemed an original, shall be construed together and shall constitute one and the same instrument.

               11.15 Appendices: The appended Appendices form an integral part of this AGREEMENT.

               11.16 Termination of Prior Agreement: The prior agreement referenced to in Subsection 1.06 above is terminated as of the EFFECTIVE DATE and is replaced by the corresponding provisions of this AGREEMENT. All amounts due under such prior agreement and all other obligations and liabilities that are a result of activities that occurred before the EFFECTIVE DATE shall survive this termination and all terms and conditions designated as surviving termination in the prior agreement shall also survive this termination.


               IN WITNESS WHEREOF, the parties hereto have executed this AGREEMENT.


MONSANTO COMPANY                        DELTA AND PINE LAND COMPANY


By:                                     By:
   -------------------------------         --------------------------------


Title: Director, Soybean Licensing      Title:
      ----------------------------            -----------------------------


Date:                                   Date:
     -----------------------------           ------------------------------

                                    EXHIBIT A

                             MONSANTO PATENT RIGHTS



o        U.S. Patent Application Serial No. 06/879,814 filed July 7, 1986, now U.S. Patent 4,940,835

o        U.S. Patent Application Serial No. 08/146,621 filed October 28, 1993 now U.S. Patent 5,352,605

o        U.S. Patent Application Serial No. 08/300,029 filed September 2, 1994 now U.S. Patent 5,530,196

o        U.S. Patent Application Serial No. 07/395,155 filed August 17, 1989 now U.S. Patent 5,164,316

o        U.S. Patent Application Serial No. 07/682,049 filed April 8, 1991 now U.S. Patent 5,196,525

o        U.S. Patent Application Serial No. 07/977,600 filed November 17, 1992 now U.S. Patent 5,322,938

o        U.S. Patent Application Serial No. 08/209,752 filed March 9, 1994 now U.S. Patent 5,359,142

o        U.S. Patent Application Serial No. 08/272,900 filed July 11, 1994 now U.S. Patent 5,424,200

o        U.S. Patent Application Serial No. 08/306,063 filed September 13, 1994 now U.S. Patent 5,633,435

o        U.S. Patent Application Serial No. 07/478,794 filed February 12, 1990 now U.S. Patent 5,188,642

o        U.S. Patent Application Serial No. 833,485 filed April 7, 1997 now U.S. Patent 5,804,425

                                    EXHIBIT B

                             LICENSED PATENT RIGHTS



o        U.S. Patent 4,769,061, issued September 6, 1988.

o        U.S. Patent 5,094,945, issued March 10, 1992.

o        U.S. Patent 5,717,084, issued February 10, 1998.

o        U.S. Patent 5,728,925, issued March 17, 1998.

                                    EXHIBIT C

                           TRADEMARK LICENSE AGREEMENT


     This agreement made as of the EFFECTIVE DATE of the Roundup Ready(R) Soybean License and Seed Services Agreement to which it is an Exhibit by and between MONSANTO COMPANY, a company organized and existing under the laws of the State of Delaware, having its principal place of business at 800 North Lindbergh Boulevard, St. Louis, Missouri 63167 (hereinafter referred to as "MONSANTO") and Delta and Pine Land Company, having a place of business at 100 Main Street, Scott, MS 38772 (hereinafter referred to as "LICENSEE")

                                  WITNESSETH:

     WHEREAS, MONSANTO is the owner of the ROUNDUP READY(R)trademark U.S. registered on April 11, 1995, Reg. No. 1,889,104, for herbicide-tolerant genes for use in the production of agricultural seed (hereinafter "Trademark"); and

     WHEREAS, LICENSEE desires to obtain a license to use the Trademark in connection with the sale of SOYBEAN seed containing herbicide tolerance genes supplied by MONSANTO (hereinafter "Goods"); which sale is governed by the Roundup Ready(R) Soybean License and Seed Services Agreement between the parties of even date herewith (hereinafter "License Agreement").

     NOW, THEREFORE, in consideration of the mutual undertakings and obligations herein contained, the parties agree as follows:

     1. MONSANTO hereby grants to LICENSEE, subject to all the terms and conditions herein contained, a non-exclusive, royalty-free license to use the Trademark on or in relation to Goods.

     2. LICENSEE agrees that it will use the Trademark on all Goods or on the packages for such Goods, but only on Goods which are produced and packaged by LICENSEE in strict compliance with the standards and directions set forth in the License Agreement, and further agrees that it will use the Trademark only on or in connection with Goods which meet or exceed MONSANTO's standards. In order that quality control can be assured, LICENSEE agrees to obtain from MONSANTO all glyphosate tolerance genes used in producing SOYBEAN seed to be designated by the Trademark. LICENSEE further agrees that it will not use any trademark or brand name other than the Trademark on or in connection with any packaging or promotion for the Goods or the Trademark, provided however that LICENSEE may use its own previously established house mark, company name, and/or trade dress and LICENSEE may use the STS(R) trademark and logo in connection with Goods containing that trait and which have been approved by MONSANTO as provided for in Subsection 3.06(b) of License Agreement.

     3. MONSANTO shall have the right at all reasonable times to inspect and examine, through Precision Ag Services, Inc. or other third party auditors selected by MONSANTO and reasonably acceptable to LICENSEE or, if approved by LICENSEE, through MONSANTO'S own personnel, the methods, processes, containers and materials used by LICENSEE in producing the Goods on which the LICENSEE uses the Trademark and to request samples of such Goods and materials, and LICENSEE agrees to permit such inspections and examinations and to furnish such samples. All information disclosed in such inspections or examinations shall be considered Confidential Information and shall be subject to Section 10 of the License Agreement.

     4. LICENSEE shall have the right to refer to the Trademark in advertising and promotional literature and the like, as well as on labels for the products sold under the Trademark. LICENSEE agrees that, on each label, advertisement or other piece of material bearing the mark, the mark shall be conspicuously displayed and shall be keyed by an (R) with a footnote reading "Roundup Ready(R) is a Registered Trademark of, and used under license from, Monsanto Company." LICENSEE further agrees that all labels, advertising and other materials in which the Trademark is used, and which have not been supplied to LICENSEE by MONSANTO, must have the prior approval of MONSANTO, and LICENSEE agrees to submit samples of all such labels, etc. to MONSANTO prior to use.

     5. LICENSEE acknowledges MONSANTO's exclusive ownership of all right, title and interest in and to the Trademark and agrees that LICENSEE's use of the Trademark shall inure to the benefit of MONSANTO. LICENSEE further agrees that it will in no way dispute, impugn or attack the validity of said Trademark or MONSANTO's rights thereto.

     6. The term of this  agreement  shall be the same as the term set  forth in
Section 9 of the License Agreement, provided that LICENSEE may continue to use the TRADEMARK under the terms of this Agreement in connection with the sale of any LICENSED COMMERCIAL SEED permitted after the termination of the License Agreement.

     7. If, at any time, LICENSEE should use the Trademark for Goods not produced in accordance with the standards and directions laid down by MONSANTO, or for Goods not meeting the quality standards set forth in the License Agreement, or if, at any time, LICENSEE breaches any other provision of this agreement or fails to observe any of its obligations hereunder, the license granted herein shall terminate thirty (30) days after receipt of written notice from MONSANTO to that effect, provided that LICENSEE has not cured any breach or default to the reasonable satisfaction of MONSANTO, and has not taken commercially reasonable measures to prevent repeated breaches in the future, by the end of said thirty (30) day period.

     8. This agreement is not assignable or otherwise transferable by LICENSEE (by operation of law or otherwise) to any entity.

     9. LICENSEE agrees to notify MONSANTO immediately of any apparent infringement of the Trademark. MONSANTO shall take such action regarding such infringement as it deems, in its sole discretion, to be necessary or desirable, and LICENSEE agrees to cooperate therein.

     10. MONSANTO will maintain the Trademark registration.

     11. In the event that LICENSEE should provide notice to MONSANTO that it has received written notice that its use of such Trademark is alleged to infringe upon the trademark right of a THIRD PARTY, MONSANTO shall be obligated to either: (i) provide written waiver of the obligation to use the Trademark pursuant to the provisions of Subsection 3.04 and provide an acceptable substitute; or (ii) assume the defense and indemnify and hold harmless LICENSEE against monetary damages arising from infringement of such third-party trademark rights, but only insofar as such infringement claim arises solely from LICENSEE'S use of the Trademark licensed hereunder.

     IN WITNESS WHEREOF, the parties have caused this agreement to be executed in duplicate by their duly authorized representatives as of the EFFECTIVE DATE referred to above.


MONSANTO COMPANY                                Delta and Pine Land Company
                                                (LICENSEE)


By:                                             By:
    -------------------------------                -----------------------------


Title: Director, Soybean Licensing              Title:
      -----------------------------                   --------------------------

                                    EXHIBIT D


Reserved for future use.

                                    EXHIBIT E

               VARIETY PERFORMANCE AND QUALITY ASSURANCE CRITERIA


VARIETY PERFORMANCE

                  YIELD: All varieties must yield at a commercially acceptable level. Commercially acceptable yields are defined as 97% of the average of three commercial varieties, selected and agreed upon by MONSANTO and LICENSEE, that are included in each yield study. LICENSEE must submit to MONSANTO data from at least eight yield trials conducted over a two year period of time, and the commercial candidate(s) varieties must yield at least 97% of the average of three commercial varieties. Average yield will be calculated using the mean yield from each trial. If more than eight trials are conducted, all data must be submitted. A variety may be approved for release in a specific geography if at least eight trials are conducted, and the data from those trials supports the release in that geography.

                  This evaluation should be conducted as soon as practical after the variety has been identified as a commercial candidate variety, but no later than the year prior to commercialization. Commercial candidate varieties may utilize performance data submitted by the licensee of such variety if such entity has submitted sufficient data to MONSANTO.

                  For varieties of LICENSED COMMERCIAL SEED containing both the GENE and the trait of resistance to acetolactate synthase ("ALS") inhibiting herbicidal compounds (STS(R)), COMMERCIAL TOLERANCE must be demonstrated in the presence of tank mix treatments that include Roundup UltraMAX at a rate of 1.5 lb. acid equivalent of glyphosate per acre (which is equal to 52 oz/acre of Roundup(R) UltraMAX herbicide) plus the labeled rates of sulfonylurea herbicide compounds specified by E.I. DU PONT DE NEMOURS AND CO.

                  VERIFICATION OF TOLERANCE TO ROUNDUP(R) HERBICIDE: All varieties that meet the above described yield criteria must also demonstrate COMMERCIAL TOLERANCE to ROUNDUP(R) HERBICIDE. COMMERCIAL TOLERANCE is defined as no significant differences in yield at the 95% confidence level after spray applications under field conditions with Roundup(R) UltraMAX herbicide (or another glyphosate herbicide specified by MONSANTO) at a rate of 1.5 lb./acre equivalent of glyphosate acid (which is equal to 52 oz/acre of Roundup(R) UltraMAX herbicide). This tolerance must be verified in small plots, replicated a minimum of three times in experiments conducted in at least three locations in the area of adaptation of the variety.

                  The evaluation should be conducted as soon as practical after the variety has been identified as a commercial candidate, but no later than the year prior to commercialization. The protocol utilized for these trials must be approved in writing by MONSANTO.

                  At   MONSANTO's   sole   discretion,   it  may  require   data
demonstrating COMMERCIAL TOLERANCE and acceptable yield performance from an independent seed testing or research entity, reasonably acceptable to MONSANTO.

QUALITY ASSURANCE CRITERIA

                  AGRONOMIC FIELD INSPECTION AND SEED PURITY: All multiplications of LICENSED COMMERCIAL SEED must meet genetic purity standards as defined by the Crop Improvement Association field inspection standards. All production acres for LICENSED COMMERCIAL SEED shall be inspected at least twice during the growing season. All production acres for LICENSED COMMERCIAL SEED must be treated with Roundup(R) UltraMAX herbicide (or another glyphosate herbicide specified by MONSANTO). This application can be made during the V1 to V3 growth stage at a minimum rate of 0.56 lb. acid equivalent of glyphosate per acre (which is equal to 20 ounces of Roundup(R) UltraMAX herbicide) OR during the V4 to V6 growth stage at a minimum of 0.75 lb. acid equivalent of glyphosate per acre (which is equal to 26 ounces of Roundup(R) UltraMAX herbicide) in a single application to insure the purity of LICENSED COMMERCIAL SEED. All quality assurance programs other than the State Crop Improvement Association programs must have the prior written approval of MONSANTO. Seed production fields for any LICENSED COMMERCIAL SEED must be inspected by the State Crop Improvement Association inspector, trained-qualified THIRD PARTY inspectors or a trained-qualified company inspector approximately 7 to 17 days after spraying with ROUNDUP(R) HERBICIDE to determine the percent of the LICENSED COMMERCIAL SEED exhibiting tolerance to ROUNDUP(R) HERBICIDE. A second inspection shall be made at R7 to R8 growth stage (at least one pod has reached mature pod color to 95% pods have reached their mature pod color) to determine variety pubescence color and genetic purity. A random check shall be made (one per 10 acres and anything over 100 acres, one per 20 acres). At least 100 plants shall be examined per check and the average reported. At least 98% of the plants in the field must express complete tolerance to the ROUNDUP(R) HERBICIDE treatment. MONSANTO shall have access, if requested, to all field inspection information for a period of two years including the year of production. These terms shall be communicated in writing to all seed multiplication growers as a condition of contract for production.

                  SEED MULTIPLICATION CONTRACTS: All ROUNDUP READY SOYBEAN seed multiplication by THIRD PARTY growers shall be done under written seed multiplication contracts, which shall contain provisions to include that these quality assurance criteria are met.

                  CONFIRMATION OF THE PRESENCE OF THE CORRECT GENE IN SEED LOTS:
Every seed lot of LICENSED COMMERCIAL SEED must have a sample taken and the presence of the GENE verified. Verification shall be conducted by an independent seed testing laboratory or the seed company's testing laboratory, if prior written approval from MONSANTO is obtained. All testing shall be conducted using commercially reasonable procedures supplied or approved by MONSANTO in writing. The GENE must be confirmed in all lots of LICENSED COMMERCIAL SEED at the 99% or higher level.

                  COSTS: All cost associated with the quality program shall be borne by LICENSEE. LICENSEE shall maintain all testing records for each lot of LICENSED COMMERCIAL SEED for a period of three years after the final selling of the LICENSED COMMERCIAL SEED. LICENSEE shall also retain a two (2) pound or larger sample from each lot of LICENSED COMMERCIAL SEED for one year after sale of such LICENSED COMMERCIAL SEED to growers. All test results shall be available to MONSANTO upon request.

                  RECORDS AND AUDIT: LICENSEE shall maintain all testing records for each lot of LICENSED COMMERCIAL SEED for a period of three (3) years after the final sale of that seed lot of LICENSED COMMERCIAL SEED. LICENSEE shall also retain a two (2) pound or larger sample of LICENSED COMMERCIAL SEED from each seed lot for one (1) year after last sale of that seed lot of LICENSED COMMERCIAL SEED. All breeding records, pedigrees, test results, inspection records and other quality assurance or quality control documentation shall be available for audit upon request. MONSANTO shall have a right to audit LICENSEE'S quality control program through Precision Ag Services, Inc., or other third party auditors selected by MONSANTO and reasonably acceptable to LICENSEE or, if approved by LICENSEE, through MONSANTO'S own personnel, Monsanto shall be further permitted to test subsamples from the samples retained by LICENSEE. All information disclosed in such audits shall be considered Confidential Information and shall be subject to Section 10 of the License Agreement.

                                    EXHIBIT F

             ROUNDUP READY(R) SOYBEAN DEALER/DISTRIBUTOR OBLIGATIONS



     o LICENSEE ROUNDUP READY(R) SOYBEANS will only be sold at the retail level to farmers who have signed a ROUNDUP READY(R) SOYBEAN GROWER AGREEMENT.

     o LICENSEE ROUNDUP READY(R) SOYBEANS will only be sold by LICENSEE to Distributors or Dealers or resold by Distributors to Dealers who agree to return the ROUNDUP READY(R) SOYBEAN GROWER AGREEMENT and Purchase Reports as outlined below:

         - ROUNDUP READY(R) SOYBEAN GROWER AGREEMENT - prior to purchase must be signed by grower on forms provided by MONSANTO or order/invoice forms provided by LICENSEE. The executed ROUNDUP READY(R) SOYBEAN GROWER AGREEMENT will be forwarded to LICENSEE by the Distributors or by their Dealers as provided by LICENSEE in its agreements with Distributors.

         - Purchase Report - Dealer must fill in farmer name, address, phone number, variety and number of UNITS purchased and return to MONSANTO. The purchase reports will be forwarded to MONSANTO by the Distributors under contract with LICENSEE, or by their Dealers, or by LICENSEE, no later than September 15 or such other frequency as noticed by LICENSEE.

     o After grower has signed the ROUNDUP READY(R) SOYBEAN GROWER AGREEMENT, dealer must give grower a copy, and send one to LICENSEE.

     o Distributors and their Dealers shall not knowingly sell LICENSED COMMERCIAL SEED to any other THIRD PARTY for resale without the prior written approval of LICENSEE. Approval of sale of LICENSED COMMERCIAL SEED to a THIRD PARTY licensee of MONSANTO for resale shall require that THIRD PARTY licensee of MONSANTO is in compliance with its obligations under its ROUNDUP READY(R) SOYBEAN license agreement with MONSANTO. MONSANTO shall confirm after written request from LICENSEE whether or not a THIRD PARTY licensee of MONSANTO is in compliance with such obligations.

                                    EXHIBIT G

                         SCHEDULE OF SEED SERVICES FEES


ROUNDUP READY(R) SOYBEAN SEED SERVICES FEES are based upon the UNITS of LICENSED COMMERCIAL SEED sold by LICENSEE to distributors or to dealers for resale to growers that have signed a ROUNDUP READY(R) SOYBEAN GROWER AGREEMENT; which sales are reported to MONSANTO or its designated agent in a format approved by MONSANTO. In order to qualify for ROUNDUP READY(R) SOYBEAN SEED SERVICES FEES, LICENSEE shall:
         i)       Submit timely quarterly sales reports; and
         ii) Remit timely payment of ROYALTIES (or GROWER FEES) on the sales with respect to which ROUNDUP READY(R) SOYBEAN SEED SERVICE FEES are to be paid; and
         iii) Submit timely grower purchase reports for any direct sales to growers and/or sales to LICENSEE'S distributors (including, if applicable, for each grower the grower name and address, MONSANTO grower license number and the number of UNITS of seed purchased). Submission of any report or payment shall be deemed timely if received by MONSANTO on or before the date due or by ten days following a notice by MONSANTO that such report or payment has not been received as of the due date.
     The ROUNDUP READY(R) SOYBEAN SEED SERVICES FEE shall be equal to 10% of the NET-ROYALTY (or NET GROWER FEE) received by MONSANTO on all UNITS of LICENSED COMMERCIAL SEED sold by LICENSEE, provided LICENSEE has met the following requirements:
         i) LICENSEE includes those trademarks, logos and positioning statements or taglines supplied by MONSANTO for the weed control system, including ROUNDUP READY(R) SOYBEANS and those ROUNDUP(R) HERBICIDE brands as specified by MONSANTO, in all seed catalogs and on other promotional materials for LICENSED COMMERCIAL SEED.
         ii) LICENSEE carries out education programs approved by MONSANTO for its dealers and distributors on any Roundup Ready(R) promotion offered by MONSANTO.
         iii) The only GLYPHOSATE-based or other EPSP synthase inhibitor herbicide LICENSEE promotes along with LICENSED COMMERCIAL SEED and/or any other brand of SOYBEANS which contains the GENE, is ROUNDUP(R) HERBICIDE. For purposes of this Schedule, the term "promote" shall include any activities relating to the endorsement of the use of GLYPHOSATE herbicide including, but not limited to, advertising, recommending to farmers and/or customers the use of a GLYPHOSATE herbicide with such LICENSED COMMERCIAL SEED, bundling of LICENSED COMMERCIAL SEED with any herbicide product and any other marketing activity directed to increasing the sales of a herbicide product for use with LICENSED COMMERCIAL SEED.

ROUNDUP READY(R) SOYBEAN SEED SERVICES FEES will not be paid on UNITS where a ROYALTY or (GROWER FEE) is waived, reimbursed or otherwise not retained by MONSANTO.

The process for payment of ROUNDUP READY(R) SOYBEAN SEED SERVICES FEES will be determined by MONSANTO and communicated annually.

                                    EXHIBIT H

                                   ARBITRATION

         In the event that MONSANTO and LICENSEE do not reach agreement concerning reasonable license terms (including ROYALTY) pursuant to Subsection 7.06, a determination of license in dispute shall be made in accordance with the Commercial Arbitration Rules of the American Arbitration Association except as herein modified:

         A. COMPOSITION OF ARBITRATION PANEL: The Arbitration Panel shall include three (3) members appointed as provided in this Exhibit H. Members of the Arbitration Panel shall have no personal or financial interest, direct or indirect, in MONSANTO or LICENSEE or in the outcome of their deliberations, provided that it shall not constitute a violation of this provision for a member of the panel to own publicly traded common stock of one or both of the parties or any of its AFFILIATES valued at $10,000 or less.

         B. ARBITRATION PROCEDURE: Upon notice from either MONSANTO or LICENSEE that the services of an Arbitration Panel are required under the provisions of this AGREEMENT, the Arbitration Panel shall be formed as described herein and meet to conduct the arbitration in Chicago, Illinois at a time and place selected by a majority vote of the Arbitration Panel upon input of the parties. The Arbitration Panel so constituted shall conduct the arbitration in accordance with the rules hereinafter set forth, except as such rules may be modified for the purpose of the arbitration with the written consent of both MONSANTO and LICENSEE. The arbitrators shall only consider the pertinent evidence presented by the parties, in connection with a determination of reasonable terms for the subject license including reasonable ROYALTY terms for the subject technology.
                  1. The party desiring arbitration (the "Claimant") shall so notify the other party (the "Respondent") by written notice (the "Arbitration Notice"), which Arbitration Notice shall contain a written statement of Claimant's position on the subject matter of the arbitration. The Arbitration Notice shall be transmitted by overnight courier service or transmitted by facsimile or other means of electronic data transmission, which transmission shall be confirmed by overnight courier service.
                  2. Each party shall appoint one person to hear and determine the dispute within ten (10) days after receipt of the Arbitration Notice from the Claimant. The two persons so chosen shall select a third impartial arbitrator and their majority decision shall be final and conclusive upon both parties. All such arbitrators shall be partners in nationally-recognized patent law firm experienced in licensing of technology in agricultural biotechnology. If either party fails to designate its arbitrator within 20 days after the Arbitration Notice is received, then the arbitrator designated by the one party shall act as the sole arbitrator and shall be deemed to be the single, mutually-approved arbitrator to resolve the controversy. The arbitrators shall be compensated for their services at the average of their normal hourly billing rate.
                  3. If the Claimant or Respondent have a substantial need for discovery in order to prepare for the arbitration hearing, the parties shall attempt in good faith to agree on a minimum plan for strictly necessary, expeditious discovery. Should the parties fail to reach agreement, discovery shall be allowed pursuant to the Federal Rules of Civil Procedure and as the arbitrators determine appropriate under the circumstances.
                  4. At the request of either party, to protect Confidential Information and any other matter that either party would normally not reveal to THIRD PARTIES, the arbitrator(s) shall enter a protective order in such form as the parties shall stipulate or as the arbitrator(s) shall determine is suitable. Among other things the protective order shall stipulate that the arbitrators themselves shall receive any information designated as "confidential" solely for purposes of assessing the facts for purposes of making a determination of a reasonable ROYALTY, and shall not otherwise use or disclose such information. In either event the order shall be entered as an award at the request of either party and shall enable either party to obtain the assistance of a court of competent jurisdiction to issue equitable orders to enforce or modify the provisions of the protective order as if the order had been issued by the court.

                  5. Within thirty (30) days after receipt of the Arbitration Notice, Respondent shall send to the Claimant and the Arbitration Panel, by overnight courier service, a written statement of Respondent position on the subject matter of the arbitration.
                  6. The Arbitration Panel shall convene a hearing for the purpose of rendering its decision on or before the sixtieth (60th) day following the receipt of the Arbitration Notice by the Respondent or the close of permitted discovery, whichever date is later. The hearing shall be attended by all the arbitrators and by representatives of both Claimant and Respondent. One person only shall be chosen by each of the Claimant and Respondent to speak for it at the hearing. Each of the Claimant and Respondent shall have three (3) hours in which to make an oral presentation to the Arbitration Panel. Claimant shall make its presentation first and may reserve a portion of its three (3) hours for the purpose of a rebuttal following Respondent's presentation. After the oral presentation by Claimant and Respondent, the parties shall respond to questions from the arbitrators at the hearing and shall continue to make themselves available for that purpose after the arbitrators have retired for the purpose of deliberation. The decision of the Arbitration Panel shall be made no later than five (5) days following the hearing and shall be immediately transmitted to both Claimant and Respondent by facsimile or other means of electronic data transmission and confirmed by overnight courier service.
                  7. If Respondent fails to submit the written statement referred to in paragraph 5 hereinabove within the time period required hereby, or either Claimant or Respondent fails to appear at the hearing referred to in paragraph 6, the Arbitration Panel shall nevertheless proceed with the arbitration on the basis of the material submitted by the Claimant and the oral presentation by the party attending the hearing.
                  8. Only the written statements and evidence submitted to the arbitrators pursuant to paragraphs 1 and 5 and oral presentations made or supplemental written statement (based on information obtained from permitted discovery) submitted at the hearing pursuant to paragraph 6 shall be considered by the Arbitration Panel in making its decision. The Arbitration Panel shall determine the authenticity, materiality and relevance of any such evidence proffered and the weight to be accorded thereto and shall not be bound by rules governing the admissibility of evidence.
                  9. The Arbitration Panel may not permit any party to submit additional written material relating to subject matter of the arbitration other than the written submissions pursuant to paragraphs 1, 5 and 8 hereof without the consent of both Claimant and Respondent.
                  10. All rulings and determinations of the Arbitration Panel shall be by a majority of arbitrators. The arbitrators shall issue a detailed reasoned written decision with respect to the determination of a reasonable ROYALTY and other material terms for the subject technology. The determination of the Arbitration Panel shall be final and binding upon the parties and judgment thereon may be entered in any court having jurisdiction thereof; provided however that, either party shall have the right within ten (10) days to file with the arbitrators a motion to reconsider, and the arbitrators thereupon shall reconsider the issues raised by said motion and either confirm or change their majority decision which shall then be final and conclusive upon both parties hereto. The costs of such a motion for reconsideration and written opinion of the arbitrators shall be borne by the moving party.
                  11. Each party shall bear its own expenses in connection with the preparation for and the presentation of its case at the arbitration. The other costs of the arbitration shall be pro-rated between the parties based upon the positions of the respective parties at the initiation of the arbitration hearing and the outcome of the arbitration. For example, if LICENSEE's offer at the end of negotiations and prior to arbitration is a ROYALTY rate of three percent (3%) and MONSANTO's counter proposal is a ROYALTY rate of one percent (1%) and the arbitration decision is that a reasonable ROYALTY rate is two percent (2%), then the parties will share the expenses of the arbitration proceeding equally. If the arbitration involves only license terms other than ROYALTY, the other costs of such arbitration shall be borne by the party requesting the arbitration.

                AMENDED AND RESTATED LICENSEE INCENTIVE AGREEMENT
                -------------------------------------------------

This Agreement (the "Agreement") is made and effective by and between Monsanto Company, and Delta and Pine Land Company. Based on the mutual consideration between the parties recited below, the parties agree and covenant as set forth below.


                        SECTION 1-BACKGROUND AND PARTIES

     1.01 Monsanto Company ("MONSANTO") is a corporation of the State of Delaware with principal offices at 800 N. Lindbergh Boulevard, St. Louis, Missouri 63167.

     1.02 Delta and Pine Land Company ("D&PL") is a corporation organized and existing under the laws of the State of Delaware with principal offices located at 100 Main Street, Scott, MS 38772.

     1.03 MONSANTO and LICENSEE are parties to one or more of the following technology licenses:
     (a)  YieldGard(R)Corn License and Seed Services Agreement;
     (b)  Roundup Ready(R)Corn License and Seed Services Agreement;
     (c)  Roundup Ready(R)(NK603) Corn License and Seed Services Agreement,
     (d)  Rootworm Protected Corn License and Seed Services Agreement; and
     (e)  Roundup Ready(R)Soybean License and Seed Services Agreement.

     1.04 MONSANTO and LICENSEE have entered into a previous agreement entitled "Licensee Incentive Agreement" and this Agreement, when signed by both parties will replace the previous agreement in its entirety.

     1.05 MONSANTO desires to provide LICENSEE with additional financial incentives to exploit the technology that it has licensed from MONSANTO.


                              SECTION 2-DEFINITIONS

     For purposes of this Agreement, the following words and phrases shall have the following meanings:

     2.01 The term "Affiliate(s)", as used herein, shall mean with respect to an entity, any other entity that, directly or indirectly, is wholly-owned by, or wholly-owns that entity.

     2.02 The term "Corn" shall mean Zea mays, other than sweet corn, popcorn varieties, and other varieties or hybrids that are marketed as high, enhanced or modified oil, high, enhanced or modified protein, high, enhanced or modified carbohydrate or as containing any other compositional attribute that distinguishes the variety or hybrid from industry-standard commodity field corn as of the Effective Date.

     2.03 The term "Effective Date" or "Effective Date of this Agreement" shall mean the date upon which duly authorized representatives of MONSANTO and LICENSEE have executed their Agreement.

     2.04 The term "Fiscal Year", as used herein, shall mean a twelve-month period ending August 31st, e.g. Fiscal Year 1997 is the 12 month period that ends on August 31, 1997.

     2.05 The term "Grower Fee" shall mean the per Unit fee charged to the Corn grower under the terms of the Grower Agreement.

     2.06 The term "Herbicide-Resistant Corn Product", as used herein, shall mean Corn containing any MONSANTO Herbicide-Resistance Corn Gene or any Non-MONSANTO Herbicide-Resistance Corn Gene.

     2.07 The term "Herbicide-Resistant Soybean Product", as used herein, shall mean Soybean containing any MONSANTO Herbicide-Resistance Soybean Gene or any Non-MONSANTO Herbicide-Resistance Soybean Gene.

     2.08 The term "Insect-Protected Corn Product", as used herein, shall mean Corn containing any MONSANTO Insect-Control Corn Gene or any Non-MONSANTO Insect-Control Corn Gene that controls lepidopteran insects.

     2.09 The term "CRW Protected Corn Product" as used herein shall mean Corn containing any MONSANTO CRW Insect-Control Corn Gene or any Non-Monsanto CRW Protected Insect-Control Corn Gene that controls corn rootworms.

     2.10 The term "Licensed CRW-Protected Corn Product(s)", as used herein, shall mean the Licensed Corn Product(s) as set forth in an agreement between LICENSEE and MONSANTO entitled "Rootworm Protected Corn License and Seed Services Agreement".

     2.11 The term "Licensed Herbicide-Resistant Corn Product(s)", as used herein, shall mean the Licensed Corn Product(s) as set forth in an agreement between LICENSEE and MONSANTO entitled "Roundup Ready(R) Corn License and Seed Services Agreement" and/or in an agreement between LICENSEE and MONSANTO entitled "Roundup Ready(R) (NK603) Corn License and Seed Services Agreement".

     2.12 The term "Licensed Herbicide-Resistant Soybean Product(s)", as used herein, shall mean the Licensed Soybean Product(s) as set forth in an agreement between LICENSEE and MONSANTO entitled "Roundup Ready(R) Soybean License and Seed Services Agreement".

     2.13 The term "Licensed Insect-Protected Corn Product(s)", as used herein, shall mean the Licensed Corn Product(s) as set forth in an agreement between LICENSEE and MONSANTO entitled "YieldGard(R) Corn License and Seed Services Agreement".

     2.14 The term "MONSANTO Herbicide-Resistance Corn Gene", as used herein, means any DNA molecule received under license from MONSANTO which results in increased tolerance to Glyphosate.

     2.15 The term "MONSANTO Insect-Control Gene", as used herein, shall mean any DNA molecule received under license from MONSANTO which results in increased protection against lepidopteran insect pests in corn.

     2.16 The term "MONSANTO CRW Insect-Control Gene", as used herein, shall mean any DNA molecule received under license from MONSANTO which results in increased protection against corn rootworm insect pests.

     2.17 The term "MONSANTO Herbicide-Resistance Soybean Gene", as used herein, means any DNA molecule received under license from MONSANTO which results in increased tolerance to Glyphosate.

     2.18 The term "Non-MONSANTO Herbicide-Resistance Corn Gene", as used herein, means any DNA molecule not naturally-occurring in Corn from a source other than MONSANTO which results in increased tolerance to Glyphosate or to any other herbicide. For purposes of this definition, a DNA molecule shall be considered to be naturally occurring if it exists in a Corn plant at a high enough frequency to provide herbicide resistance without further selection and/or if it has not been produced as a result of tissue culture selection, mutagenesis, genetic engineering using recombinant DNA techniques or other in vitro or in vivo modification to the plant.

     2.19 The term "Non-MONSANTO Insect-Control Gene", as used herein, shall mean any DNA molecule not naturally-occurring in Corn encoding an insect control protein for Lepidopteran from a source other than MONSANTO. For purposes of this definition, a DNA molecule shall be considered to be naturally-occurring in Corn if it exists in a Corn plant at a high enough frequency to provide insect control without further selection and/or if it has not been produced as a result of tissue culture selection, mutagenesis, genetic engineering using recombinant DNA techniques or other in vitro or in vivo modification to the plant.

     2.20 The term "Non-MONSANTO CRW Insect-Control Gene", as used herein, shall mean any DNA molecule not naturally-occurring in Corn encoding an insect control protein for corn rootworm from a source other than MONSANTO. For purposes of this definition, a DNA molecule shall be considered to be naturally-occurring in Corn if it exists in a Corn plant at a high enough frequency to provide insect control without further selection and/or if it has not been produced as a result of tissue culture selection, mutagenesis, genetic engineering using recombinant DNA techniques or other in vitro or in vivo modification to the plant.

     2.21 The term "Non-MONSANTO Herbicide-Resistance Soybean Gene", as used herein means any DNA molecule not naturally-occurring in Soybean from a source other than MONSANTO which results in increased tolerance to Glyphosate or to any other herbicide. For purposes of this definition, a DNA molecule shall be considered to be naturally occurring if it exists in Soybeans at a high enough frequency to provide herbicide resistance without further selection and/or if it has not been produced as a result of tissue culture selection, mutagenesis, genetic engineering using recombinant DNA techniques or other in vitro or in vivo modification to the plant.

     2.22 The term "Royalty" as used herein shall mean the per unit fee collected from LICENSEE under terms of the individual technology agreement.

     2.23 The term "Soybean", as used herein, means Glycine max. other than varieties that are marketed as high, enhanced or modified oil, high, enhanced or modified protein, high, enhanced or modified carbohydrate or as containing any other compositional attribute that distinguishes the variety from industry-standard commodity soybean as of the Effective Date.

     2.24 The term "Territory," as used herein, shall mean the United States of America.

     2.25 The term "Third Party", as used herein, shall mean any person, organization, firm, corporation, partnership or entity other than MONSANTO, LICENSEE and their respective Affiliates.

     2.26 The term "Unit(s)", as used herein, shall mean:
          (a) In the case of Corn, a quantity of approximately Eighty Thousand (80,000) kernels. Any sale of a quantity different from 80,000 kernels shall be prorated on the basis of 80,000 kernels to determine the number of units sold; and
          (b) In the case of Soybeans:
               i) If LICENSEE prices on a per weight basis, a quantity of SOYBEAN seed weighing fifty (50) pounds.
               ii) If LICENSEE prices on a seed count basis, 160,000 SOYBEAN seeds. MONSANTO will notify LICENSEE of any change in the seed count used to determine a "UNIT" under the seed count basis, annually.

     2.27 The term "Accrued Interest", as used herein, shall mean interest compounded quarterly at an annual rate of four (4) percentage points above the prime interest rate offered by CitiBank on the date payment was due.

                        SECTION 3-INCENTIVE REQUIREMENTS

     3.01 LICENSEE shall fully comply with each of the following requirements in order to qualify for the additional financial incentives set forth in this
Agreement:
          (a) If LICENSEE or its Affiliates offers any Insect-Protected Corn Product for sale or license, LICENSEE and its Affiliates must enter into a YieldGard(R) Corn License and Seed Services Agreement with MONSANTO, and the total Units of Licensed Insect-Protected Corn Product(s) sold, licensed or otherwise transferred by LICENSEE and its Affiliates shall exceed seventy percent (70%) of aggregate Insect-Protected Corn Product sold, licensed or otherwise transferred by LICENSEE to any Third-Party. The requirement of this Subsection 3.01(a), that the total Units of Licensed Insect-Protected Corn Product(s) sold, licensed or otherwise transferred by LICENSEE and its Affiliates in any Fiscal Year exceed seventy percent (70%) of the aggregate Insect-Protected Corn Products sold, licensed or other wise transferred by LICENSEE and its Affiliates to any Third Party, shall be met by December 15, 2001.
          (b) If LICENSEE or its Affiliates offers any Herbicide-Resistant Corn Product for sale or license, LICENSEE and its Affiliates must enter into a Roundup Ready(R)(NK603) Corn License and Seed Services Agreement with
     MONSANTO, and the total Units of Licensed Herbicide-Resistant Corn Product(s) sold, licensed or otherwise transferred by LICENSEE and its
     Affiliates shall exceed seventy percent (70%) of aggregate Herbicide-Resistant Corn Product(s) sold, licensed or otherwise transferred by LICENSEE and its Affiliates to any Third-Party. The requirement of this Subsection 3.01(b), that the total Units of Licensed Herbicide-Resistant Corn Product sold, licensed or other wise transferred by LICENSEE and its Affiliates in any Fiscal Year exceed seventy percent (70%)of the aggregate Herbicide-Resistant Corn Products sold, licensed or other wise transferred by LICENSEE and its Affiliates to any Third Party, shall be met by December 15, 2004.
          (c) If LICENSEE or its Affiliates offers any Herbicide-Resistant Soybean Product for sale or license, LICENSEE and its Affiliates must enter into a Roundup Ready(R) Soybean License and Seed Services Agreement with MONSANTO, and the total Units of Licensed Herbicide-Resistant Soybean Product(s) sold, licensed or otherwise transferred by LICENSEE and its
     Affiliates    shall   exceed    seventy    percent   (70%)   of   aggregate
     Herbicide-Resistant Soybean Products sold, licensed or otherwise transferred by LICENSEE and its Affiliates to any Third-Party. The requirement of this Subsection 3.01(c), that the total Units of Licensed Herbicide-Resistant Soybean Product(s) sold, licensed or other wise transferred by LICENSEE and its Affiliates in any Fiscal Year exceed seventy percent (70%) of the aggregate Herbicide-Resistant Soybean Products sold, licensed or other wise transferred by LICENSEE and its Affiliates to any Third Party, shall be met by December 15, 2000.
          (d) If LICENSEE or its Affiliates offers any CRW Insect-Protected Corn Product for sale or license, LICENSEE and its Affiliates must enter into a CRW Insect Control Corn License and Seed Services Agreement with MONSANTO, and the total Units of Licensed CRW Insect-Protected Corn Product(s) sold, licensed or otherwise transferred by LICENSEE and its Affiliates shall exceed seventy percent (70%) of aggregate CRW Insect-Protected Corn Product sold, licensed or otherwise transferred by LICENSEE to any Third-Party. The requirement of this Subsection 3.01(d), that the total Units of Licensed Insect-Protected Corn Product(s) sold, licensed or otherwise transferred by LICENSEE and its Affiliates in any Fiscal Year exceed seventy percent (70%) of the aggregate Insect-Protected Corn Products sold, licensed or other wise transferred by LICENSEE and its Affiliates to any Third Party, shall be met by December 15, 2001.


                 SECTION 4-INCENTIVE COMPENSATION/REIMBURSEMENT

     4.01 Subject to the provisions of this Agreement, MONSANTO shall compensate LICENSEE as follows:
          (a)
               (i) MONSANTO shall waive one-half of the payment otherwise due under Subsection 4.01(a) of the YieldGard(R) Corn License and Seed Services Agreement and the Roundup Ready(R) Corn License and Seed Services Agreement, and MONSANTO shall waive the entire payment due under Subsection 4.01(a) of the Rootworm Protected Corn License and Seed Services Agreement if
     this Agreement and the Rootworm Protected Corn License and Seed Services Agreement are executed and returned to MONSANTO by May 1, 2001.
               (ii) MONSANTO shall waive one-half of the payment due, if any, under Subsection 4.01(b) of the YieldGard(R)Corn License and Seed Services Agreement and the Roundup Ready(R)(NK603) Corn License and Seed Services Agreement.
               (iii) MONSANTO shall waive one-half of the payment otherwise due under Subsection 4.01(c) of the YieldGard(R)Corn License and Seed Services Agreement and the Roundup Ready(R)(NK603) Corn License and Seed Services Agreement.
               (iv) MONSANTO shall waive the remainder of the payment otherwise due under Subsection 4.01(d) of the YieldGard(R)Corn License and Seed Services Agreement and the Roundup Ready(R)(NK603) Corn License and Seed Services Agreement.
          (b) MONSANTO shall pay LICENSEE an additional incremental per Unit Seed Services Fee (as defined in the YieldGard(R) Corn License and Seed Services Agreement) in the amount of five percent (5%), provided however, that such additional incremental per Unit Seed Services Fee shall not exceed One Dollar and Seventy Five Cents ($1.75).
          (c) MONSANTO shall pay LICENSEE an additional incremental per Unit Seed Services Fee (as defined in the Roundup Ready(R) Corn License and Seed Services Agreement and the Roundup Ready(R)(NK603) Corn License and Seed Services Agreement) in the amount of five percent (5%) provided however, that such additional incremental per Unit Seed Services Fee shall not exceed One Dollar ($1.00).
          (d) MONSANTO shall pay LICENSEE an additional incremental per Unit Seed Services Fee (as defined in the Roundup Ready(R) Soybean License and Seed Services Agreement) in the amount of ten percent (10%) provided however, that such additional incremental per Unit Seed Services Fee shall not exceed Sixty Cents ($0.60).
          (e) MONSANTO shall pay LICENSEE an additional incremental per Unit Seed Services Fee (as defined in the Rootworm Protected Corn License and Seed Services Agreement) in the amount of five percent (5%), provided however, that such additional incremental per Unit Seed Services Fee shall not exceed Two Dollars and Fifty Cents ($2.50).

     4.02 In the event that MONSANTO should waive any payment under the terms of Subsection 4.01(a) of this Agreement or make any payment to LICENSEE under the terms of Subsection 4.01(b) and LICENSEE is found not to be in compliance with the conditions of Subsection 3.01(a) relating to Insect-Protected Corn Products as of December 15, 2001, then LICENSEE shall reimburse MONSANTO all payment amounts waived and all incremental Seed Services Fees received prior to December 15, 2001 with accrued interest from the date payment was originally due or incremental Seed Services Fees were received, as the case may be.

     4.03 In the event that MONSANTO should waive any payment under the terms of Subsection 4.01(a) of this Agreement or make any payment to LICENSEE under the terms of Subsection 4.01(c) and LICENSEE is found not to be in compliance with the conditions of Subsection 3.01(b) relating to Herbicide-Resistant Corn Products as of December 15, 2002, then LICENSEE shall reimburse MONSANTO all payment amounts waived and all incremental Seed Services Fees received prior to December 15, 2002 with Accrued Interest from the date payment was originally due or incremental Seed Services Fees were received, as the case may be.

     4.04 In the event that MONSANTO should make any payment to LICENSEE under the terms of Subsection 4.01(d) and LICENSEE is found not to be in compliance with the conditions of Subsection 3.01(c) relating to Herbicide-Resistant Soybean Products as of December 15, 2000, then LICENSEE shall reimburse MONSANTO all incremental Seed Services Fees received prior to December 15, 2000 with Accrued Interest from the dates such incremental Seed Services Fees were received, as the case may be.

     4.05 In the event that MONSANTO should increase any payment under the terms of Subsection 4.01(b) of this Agreement and LICENSEE is found not to be in compliance with the conditions of

Subsection 3.01(a) for the applicable Fiscal Year then, without prejudice to any other remedy available to MONSANTO, LICENSEE shall reimburse MONSANTO the amount paid pursuant to Subsection 4.01(b) for those Fiscal Year(s) in which conditions of Subsection 3.01(a) were not met with Accrued Interest from the date payment for any such Fiscal Year was made by MONSANTO.

     4.06 In the event that MONSANTO should increase any payment under the terms of Subsection 4.01(c) of this Agreement following the applicable date set forth in Subsection 3.01(b), and LICENSEE is found not to be in compliance with the conditions of Subsection 3.01(b) for the applicable Fiscal Year then, without prejudice to any other remedy available to MONSANTO, LICENSEE shall reimburse MONSANTO the amount paid pursuant to Subsection 4.01(c) for those Fiscal Year(s) in which conditions of Subsection 3.01(b) were not met with Accrued Interest from the date payment for any such Fiscal Year was made by MONSANTO.

     4.07 In the event that MONSANTO should increase any payment under the terms of Subsection 4.01(d) of this Agreement following the applicable date set forth in Subsection 3.01(c), and LICENSEE is found not to be in compliance with the conditions of Subsection 3.01(c) for the applicable Fiscal Year then, without prejudice to any other remedy available to MONSANTO, LICENSEE shall reimburse MONSANTO the amount paid pursuant to Subsection 4.01(d) for those Fiscal Year(s) in which conditions of Subsection 3.01(c) were not met with Accrued Interest from the date payment for any such Fiscal Year was made by MONSANTO.

     4.08 In the event that MONSANTO should increase any payment under the terms of Subsection 4.01(e) of this Agreement following the applicable date set forth in Subsection 3.01(d), and LICENSEE is found not to be in compliance with the conditions of Subsection 3.01(d) for the applicable Fiscal Year then, without prejudice to any other remedy available to MONSANTO, LICENSEE shall reimburse MONSANTO the amount paid pursuant to Subsection 4.01(e) for those Fiscal Year(s) in which conditions of Subsection 3.01(d) were not met with Accrued Interest from the date payment for any such Fiscal Year was made by MONSANTO.

     4.09 In the event that MONSANTO should decide to increase the Grower Fee or Royalty for either YieldGard(R) Corn, Roundup Ready(R) Corn, MON TM Corn or Roundup Ready(R) Soybean to a level such that the per Unit Seed Services Fee otherwise payable by MONSANTO to LICENSEE under the terms of Subsections 4.01(b)-(d) would be greater than the upper limit on such Seed Services Fees set forth therein, MONSANTO and LICENSEE shall meet and discuss potential sharing of such additional Grower Fees or Royalties.

     4.10 If MONSANTO fails to pay on the due date any amount which is payable under this Agreement to LICENSEE, or any sum paid to LICENSEE or waived by MONSANTO is found to be reimbursable or payable by LICENSEE to MONSANTO, then, without prejudice to other Subsections of this Agreement, that amount shall bear interest compounded quarterly from the due date until payment is made in full, both before and after any judgment, at an annual rate of four (4) percentage points above the prime interest rate offered by CitiBank on the day payment was due, until paid.



                     SECTION 5-REPORTS AND RECORD RETENTION

     5.01 At the time LICENSEE submits its final report set forth in the applicable License Agreements (i.e., YieldGard(R) Corn License and Seed Services Agreement, Roundup Ready(R) Corn License and Seed Services Agreement, Roundup Ready(R) (NK603) Corn License and Seed Services Agreement, Rootworm Protected Corn License and Seed Services Agreement and Roundup Ready(R) Soybean License and Seed Services Agreement) for any subject Fiscal Year, LICENSEE shall certify compliance with the conditions set forth in 3.01.

     5.02 At the time LICENSEE submits its final report set forth in the applicable License Agreements (i.e., YieldGard(R) Corn License and Seed Services Agreement, Roundup Ready(R)Corn License and Seed

Services Agreement, Roundup Ready(R) (NK603) Corn License and Seed Services Agreement, Rootworm Protected Corn License and Seed Services Agreement and Roundup Ready(R) Soybean License and Seed Services Agreement), LICENSEE shall report the total amounts of the respective Herbicide-Resistant Corn Products, Herbicide-Resistant Soybean Products and Insect-Protected Corn Products sold, licensed or otherwise transferred to any Third Party during the subject Fiscal Year.

     5.03 LICENSEE shall keep records showing the amount of Herbicide-Resistant Corn Products, Herbicide-Resistant Soybean Products, Insect-Protected Corn Products, and CRW-Protected Corn Products sold, licensed or otherwise transferred to any Third Party during the each Fiscal Year. LICENSEE further agrees to permit its books and records to be examined from time to time to the extent necessary to verify the reports provided for in Subsection 5.01 and 5.02, such confidential examination to be made at MONSANTO'S discretion by either:
          (a) Precision Ag Services, Inc., or
          (b) An independent auditing firm appointed by and at the expense of MONSANTO, which firm shall be reasonably acceptable to LICENSEE. Such records shall be kept and examination thereof shall be limited to a period of time no more than three (3) Fiscal Years immediately preceding the request for examination.

     5.04 Each payment to LICENSEE hereunder shall either be:

          (i) made by wire transfer to LICENSEE'S account:

                           Bank of America
                           Charlotte, North Carolina 28255
                           ABA#: 053-000-196
                           Account Number: 0653234203
                           Account Name: Delta and Pine Land Company

          or to another account in the United States which LICENSEE may subsequently designate from time to time by notice to MONSANTO. MONSANTO shall provide written notice of each such wire transfer to LICENSEE; or

          (ii) made by check sent to:

                           Delta and Pine Land Company
                           100 Main Street
                           Scott, Mississippi 38772

          or  another   location  in  the  United  States  which   LICENSEE  may
     subsequently designate from time to time by notice to MONSANTO.


                         SECTION 6-TERM AND TERMINATION

     6.01 The term of this Agreement shall begin on the Effective Date of this Agreement and shall end on the earlier of the first date upon which

          (a) LICENSEE fails to fully comply with the conditions set forth in Subsection 3.01, (b) Either party terminates this Agreement under the terms of this Subsection 6, (c) MONSANTO terminates this Agreement under the terms of Subsection 8.06, or (d) December 31, 2007.

     6.02 Either party, i.e. MONSANTO and LICENSEE, may terminate this Agreement upon at least thirty (30) days written notice to the other party should the other party commit a material breach of its obligations or be in default under any of the provisions of this Agreement if:

          (a) The party in breach has failed to cure the breach or default within the same thirty (30) day notice period;
          (b) If such breach or default cannot be cured within the thirty (30) day period, and the party in breach has not taken reasonable steps to cure the breach or default. If the breach or default cannot be cured within the thirty (30) day period, the party in breach shall notify the non-breaching party of the steps taken toward curing such default or breach and the plans to totally cure such default or breach as soon as reasonably possible. If the party in breach fails to provide such notice, the non-breaching party shall be free to terminate with immediate effect by notice to the party in breach.

     6.03 Notwithstanding a party's right to terminate this Agreement as a result of a non-cured material breach by the other party, the non-breaching party shall not be prevented from seeking any other remedy which may be available to it in equity, including specific performance on the part of the party in breach.

     6.04 Either party (i.e. MONSANTO or LICENSEE) may terminate this Agreement if, at any time:

          (a) The other party makes an assignment for the benefit of creditors or admits in writing its inability generally to pay or is generally not paying its debts as such debts become due;
          (b) Any decree or order for relief is entered against the other party under any bankruptcy, reorganization, compromise, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar law;
          (c) The other party petitions or applies to any tribunal for, or consents to, the appointment of, or taking possession by, a trustee, receiver, custodian, liquidator or similar official, of such other party or any substantial part of its assets, or commences a voluntary case under the bankruptcy law of any jurisdiction;
          (d) Any such petition or application is filed, or any such proceedings are commenced, against the other party and such other party by any act indicates its approval thereof, consent thereto or acquiescence therein, or an order, judgment or decree is entered appointing any such trustee, receiver, custodian, liquidator or similar official, or approving the petition in any such proceedings, and such order for relief, order, judgment or decree remains unstayed and in effect for more than sixty (60) days; or
          (e) Any order, judgment or decree is entered in any proceedings against the other party decreeing the dissolution of such other party and such order, judgment or decree remains unstayed and in effect for more than sixty (60) days.

     6.05 Expiration or termination of this Agreement shall not relieve the parties of any obligation accruing prior to or upon such expiration or termination. Accordingly, Subsections 6.03, 6.04 and Section 7 shall survive expiration or termination of this Agreement and LICENSEE shall not be relieved of any payment obligation that may have accrued prior to such expiration or termination.


                            SECTION 7-CONFIDENTIALITY

     7.01 It is anticipated that it will be necessary, in connection with their obligations under this Agreement, for LICENSEE and MONSANTO to disclose to each other Confidential Information. For purposes of this Agreement, "Confidential Information" shall mean any and all proprietary information (including without limitation, information related to technical, business and intellectual property matters), know-how, data, intellectual property, trade secrets, and germplasm and biological and other physical materials owned or held by either party to this Agreement, now and in the future which is disclosed by either party to the other party in connection with this Agreement. The Confidential Information shall include such proprietary information disclosed in writing or other tangible form. If disclosed orally, the Confidential Information shall be summarized in written form within thirty (30) days by the disclosing party and a copy provided to the recipient.

     7.02 (a) With respect to all Confidential Information, both LICENSEE and MONSANTO agree as follows, it being understood that "recipient" indicates the party receiving the confidential, proprietary information from the other "disclosing" party. Confidential Information and MONSANTO Biological Material provided or disclosed to the recipient shall remain the property of the disclosing party and shall be maintained in confidence by the recipient and shall not be provided or disclosed to any Third Party by the recipient and, further, shall not be used except for purposes contemplated in this Agreement. All confidentiality and limited use obligations with respect to the Confidential Information shall terminate ten
(10) years after the termination date of this Agreement.

          (b) Notwithstanding any provision to the contrary, a party may disclose the Confidential Information of the other party: (i) in connection with an order of a court or other government body or as otherwise required by or in compliance with law or regulations of any governmental body or of any exchange or market on which the party's securities are traded; provided that the disclosing party provides the other party with notice and takes reasonable measures to obtain confidential treatment thereof; (ii) in confidence to recipient's attorneys, accountants, banks and financial sources and its advisors; or (iii) in confidence, in connection with the sale or proposed sale of substantially all the business assets to which this Agreement relates, so long as, in each case, the entity to which disclosure is made is bound to confidentiality on terms consistent with those set forth herein.

     7.03 The obligations of confidentiality and limited use shall not apply to any of the Confidential Information which:
          (a) Is publicly available by publication or other documented means or later becomes likewise publicly available through no act or fault of recipient; or
          (b) Is already known to recipient before receipt from the disclosing party, as demonstrated by recipient's written records; or
          (c) Is made known to recipient by a Third Party who did not obtain it directly or indirectly from the disclosing party and who does not obligate recipient to hold it in confidence; or
          (d) Is independently developed by the recipient as evidenced by credible written research records of recipient's employees or agents who did not have access to the disclosing party's Confidential Information. Specific information should not be deemed to be within any of these exclusions merely because it is embraced by more general information falling within these exclusions.

The exceptions set forth in this Subsection 7.03 do not apply to Confidential Information which is in the form of germplasm or biological or other physical materials.

     7.04 Recipient agrees to advise those of its officers, directors, employees, associates, agents, consultants, and Affiliates who become aware of the Confidential Information, of these confidentiality and limited use obligations and agrees, prior to any disclosure of Confidential Information to such individuals or entities, to make them bound by obligations of confidentiality and limited use of the same stringency as those contained in this Agreement.

     7.05 Upon termination of this Agreement, originals and copies of Confidential Information in written or other tangible form and all germplasm and biological and other physical materials shall be returned to the disclosing party by recipient or destroyed by recipient. One copy of each document may be retained in the custody of the recipient's legal counsel solely to provide a record of what disclosures were made.

     7.06 The terms of this Agreement shall be deemed to be Confidential Information and shall be dealt with according to the confidentiality requirements of this Section 7. Except as to the extent as may be required by a law or regulation or a governmental body or of any exchange or market on which the party's securities are traded, or as may be appropriate to prosecute or defend claims pertaining to the Agreement in a court or arbitration proceeding, neither party will make public disclosures concerning other specific terms of this Agreement without obtaining the prior written consent of the other party, which consent shall not be unreasonably withheld.



                             SECTION 8-MISCELLANEOUS

     8.01 Any notice or other communication required or permitted to be given by either party under this Agreement shall be given in writing and shall be effective when delivered, if delivered by hand, reputable courier service or five days after mailing if mailed by registered or certified mail, postage prepaid and return receipt requested, addressed to each party at the following addresses or such other address as may be designated by notice pursuant to this Subsection 8.01:

         If to MONSANTO:   Monsanto Company
                           700 Chesterfield Pkwy North
                           Chesterfield, Missouri 63017
                           Attention: Stephen E. Joehl
                                      Director, Soybean Licensing

         with a copy to:   Monsanto Company
                           700 Chesterfield Pkwy North
                           Chesterfield, Missouri 63017
                           Attention: Dennis R. Hoerner
                                      Intellectual Property Counsel

         If to LICENSEE:   Delta and Pine Land Company
                           100 Main Street
                           Scott, Mississippi 38772
                           Attention: Steve Hawkins, President

         with a copy to:   Lake Tindall, LLP
                           127 South Poplar Street
                           Greenville, Mississippi 38701
                           Attention: Jerome C. Hafter, Esq.

     8.02 In performing this Agreement, the parties shall comply with all applicable laws and regulations. Nothing in this Agreement shall be construed so as to require the violation of any law, and wherever there is any conflict between any provision of this Agreement and any law the law shall prevail, but in such event the affected provision of this Agreement shall be affected only to the extent necessary to bring it within the applicable law.

     8.03 (a) Neither of the parties shall be liable for any default or delay in performance of any obligation under this Agreement caused by any of the following: Act of God, war, riot, fire, explosion, accident, flood, sabotage, compliance with governmental requests, laws, regulations, orders or actions, national defense requirements or any other event beyond the reasonable control of such party; or labor trouble, strike, lockout or injunction (provided that neither of the parties shall be required to settle a labor dispute against its own best judgment).
          (b) The party invoking this Subsection 8.03 shall give the other party written notice and full particulars of such force majeure event.
          (c) Both MONSANTO and LICENSEE shall use reasonable efforts to mitigate the effects of any force majeure on their respective part.

     8.04 LICENSEE, its Affiliate(s) and dealer/distributors are and shall always remain independent contractors in its performance of this Agreement. The provisions of this Agreement shall not be construed as authorizing or reserving to MONSANTO any right to exercise any control or direction over the operations, activities, officers, employees, or agents of LICENSEE, its Affiliate(s) or distributors in connection with this Agreement, it being understood and agreed that the entire control and direction of such operations, activities, officers, employees, or agents shall remain with LICENSEE. Neither party to this Agreement shall have any authority to employ any person as an employee or agent for or on behalf of the other party to this Agreement for any purpose, and neither party to this Agreement, nor any person performing any duties or engaging in any work at the request of such party, shall be deemed to be an employee or agent of the other party to this Agreement. In addition, LICENSEE, its Affiliate(s) or dealer/distributors are not and shall not act or purport to act as a commercial agent for MONSANTO hereunder in any capacity other than the collection of the Grower Fee.

     8.05 Neither party shall use the name of the other in any promotional materials or advertising without the prior written consent of the other except as specifically provided in this Agreement or other related agreements.

     8.06 Assignability/Succession/Change in Control:
          (a) The rights acquired herein by LICENSEE are not assignable or transferable in whole or part (by assignment, operation of law or otherwise) to any Third Party. In the event of a "Change in Control" of LICENSEE, LICENSEE shall promptly notice MONSANTO of such change in control and MONSANTO shall be permitted to terminate the Agreement. For purposes of this Section 8.06, "Change of Control" means a change in the direct or indirect power to direct or cause the direction of the management and policies of LICENSEE or the sale of substantially all of the germplasm assets of the LICENSEE that relate to production of either Herbicide-Resistant Corn Products, Herbicide-Resistant Soybean Products, Insect-Protected Corn Products or CRW Protected Corn Products.
          (b) MONSANTO shall have the right to assign this Agreement in connection with the reorganization, consolidation, spin-off, sale or transfer of substantially all of the stock or assets related to that portion of its business pertaining to the subject matter of this Agreement, either alone or in conjunction with other MONSANTO businesses as part of an overall sale or reorganization of MONSANTO. In addition, MONSANTO shall have the right to assign its respective rights or obligations and delegate its performance hereunder, in whole or in part, to any of its AFFILIATES. In either event, the assignee shall agree in writing to be bound by all the terms of this Agreement, and MONSANTO shall thereafter be released from all obligations hereunder.

     8.07 This Agreement along with the YieldGard(R) Corn License and Seed Services Agreement, Roundup Ready(R) Corn License and Seed Services Agreement, Roundup Ready(R) (NK603) Corn License and Seed Services Agreement, Rootworm Protected Corn License and Seed Services Agreement and Roundup Ready(R) Soybean License and Seed Services Agreement between MONSANTO and LICENSEE, if any, constitute the full understanding of the parties, a complete allocation of risks between them and a complete and exclusive statement of the terms and conditions of their agreement relating to the subject matter hereof and supersede any and all prior agreements, whether written or oral, that may exist between the parties with respect thereto. Except as otherwise specifically provided in this Agreement, no conditions, usage of trade, course of dealing or performance, understanding or agreement purporting to modify, vary, explain or supplement the terms or conditions of this Agreement shall be binding unless hereafter made in writing and signed by the party to be bound and no modification shall be effected by the acknowledgment or acceptance of documents containing terms or conditions at variance with or in addition to those set forth in this Agreement. No waiver by any party with respect to any breach or default or of any right or remedy and no course of dealing or performance, shall be deemed to constitute a continuing waiver of any other breach or default or of any right or remedy, unless such waiver be expressed in writing signed by the party to be bound. Failure of a party to exercise any right shall not be deemed a waiver of such right or rights in the future.

     8.08 IT IS THE INTENTION OF THE PARTIES HERETO THAT ALL QUESTIONS WITH RESPECT TO THE CONSTRUCTION OF THIS AGREEMENT AND THE RIGHTS AND LIABILITIES OF THE PARTIES HERETO SHALL BE DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE OF MISSOURI APPLICABLE TO BUSINESS ARRANGEMENTS ENTERED INTO AND PERFORMED ENTIRELY WITHIN THE STATE OF MISSOURI. THE PARTIES HERETO IRREVOCABLY (A) SUBMIT TO THE EXCLUSIVE PERSONAL JURISDICTION OF ANY STATE OR FEDERAL COURT IN THE STATE OF MISSOURI IN ANY SUIT, ACTION OR OTHER LEGAL PROCEEDING RELATING TO THIS AGREEMENT; (B) AGREE THAT ALL CLAIMS IN RESPECT OF ANY SUCH SUIT, ACTION OR OTHER LEGAL PROCEEDING MAY BE HEARD AND DETERMINED IN,

AND ENFORCED IN AND BY, ANY SUCH COURT; AND (C) WAIVE ANY OBJECTION THAT THEY MAY NOW OR HEREAFTER HAVE TO VENUE IN ANY SUCH COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM.

     8.09 It is the intention of the parties that in the event any dispute arises under this Agreement, the parties shall first meet and confer with one another to attempt to negotiate a resolution of such dispute without recourse to litigation.

     8.10 Except as otherwise expressly stated in this Agreement, the rights and remedies of a party set forth herein with respect to failure of the other to comply with the terms of this Agreement (including, without limitation, rights of full termination of this Agreement) are not exclusive, the exercise thereof shall not constitute an election of remedies and the aggrieved party shall in all events be entitled to seek whatever additional remedies may be available in law or in equity.

     8.11 Except as otherwise provided herein, each party shall bear its own legal fees incurred in connection with the transactions contemplated hereby, provided, however, that if any party to this Agreement seeks to enforce its rights under this Agreement by legal proceedings or otherwise, the non-prevailing party shall pay all costs and expenses incurred by the prevailing party, including, without limitation, all reasonable attorneys' fees.

     8.12 Headings herein are for convenience of reference only and shall in no way affect interpretation of this Agreement.

     8.13 This Agreement may be executed in any number of counterparts with the same effect as if all parties had signed the same document. All such counterparts shall be deemed an original, shall be construed together and shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement.

MONSANTO COMPANY                                 DELTA AND PINE LAND COMPANY
                                                 (LICENSEE)


By:                                              By:
   ----------------------------                     ----------------------------
Title:                                           Title:
      -------------------------                        -------------------------
      Director, Soybean Licensing

Date:                                            Date:
     --------------------------                       --------------------------

Exhibit 10.33
                       BOLLGARD(R) GENE LICENSE AGREEMENT
                           FOR THE REPUBLIC OF MEXICO


     THIS AGREEMENT is made as of the _____ day of November, 2000, by and between Monsanto Company, a subsidiary of Pharmacia Corporation, having a place of business at 800 North Lindbergh Boulevard, St. Louis, Missouri 63167, and Delta and Pine Land Company, having a place of business at One Cotton Row, Scott, Mississippi 38772.

                             SECTION 1 -- BACKGROUND

     1.1 MONSANTO has developed and has a present intention to continue to develop TECHNOLOGY which is useful in the production of genetically modified cotton plants exhibiting resistance to LEPIDOPTERAN INSECTS and also possesses certain know-how and germplasm relating to such cotton plants.

     1.2 MONSANTO, D&M PARTNERS, and D&PL have entered into the BOLLGARD(R) GENE LICENSE pertaining to the commercialization of the above-described MONSANTO TECHNOLOGY in the United States.

     1.3 Simultaneously with the execution of the BOLLGARD(R) GENE LICENSE, MONSANTO and D&PL entered into the OPTION AGREEMENT in which MONSANTO granted to D&PL rights to obtain exclusive licenses to commercialize MONSANTO TECHNOLOGY pertaining to LEPIDOPTERAN RESISTANCE in certain countries outside the United States.

     1.4 MONSANTO has been selling DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS in the Republic of Mexico by agreement with D&PL through D&PL's distributor and might continue to do so as long as the GOVERNMENTAL APPROVALS in the Republic of Mexico necessitate such an arrangement. The parties wish to enter into this Agreement to meet MONSANTO's obligations to D&PL under the OPTION AGREEMENT and set forth the rights and obligations of the parties, apart from the supply of COTTON PLANTING SEED, relevant to the sale, by either party, of DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS in the Republic of Mexico. The parties acknowledge that a supply agreement related to COTTON PLANTING SEED of those DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS may supersede the provisions of this Agreement in part.

                           SECTION 2 - INTERPRETATION

     2.1 DEFINITIONS: In this Agreement, unless the context otherwise requires:

          2.1.1 The term "AVERAGE UNIT GROSS MARGIN PERCENTAGE" with respect to a particular CLASS of COTTON PLANTING SEED means one minus the quotient of the COST OF GOODS SOLD divided by the WHOLESALE PRICE per unit for that particular CLASS averaged over all units of that particular CLASS sold in the applicable FISCAL YEAR, expressed as a percentage.

          2.1.2 The term "B.t.  TOXIN" means the  insecticidal  protein  derived
     from  Bacillus  thuringiensis,   and  any  active  fragment,  modification,
     deletion, or mutation thereof, which is toxic to LEPIDOPTERAN INSECTS.

          2.1.3 The term "BACKCROSS" means a cross of a hybrid with either of its parents.

          2.1.4 The term "BACKCROSSES" or "BACKCROSSING" means a system of breeding whereby recurrent crosses are made to one (1) of the parents of a hybrid, accompanied by the selection for a specific characteristic or characteristics donated by the other parent of the hybrid.

          2.1.5 The term "BOLLGARD(R) GENE LICENSE means the Bollgard(R) Gene License and Seed Services Agreement between MONSANTO, D&M PARTNERS, and D&PL dated February 2, 1996, and amended as of December 8, 1999, as the same may be further amended in accordance with its terms.

          2.1.6 The term "BOLLGARD(R) GENE TRADEMARK" means a trademark owned by MONSANTO relating to LEPIDOPTERAN-ACTIVE GENE(S), which may be "BOLLGARD(R)" or "INGARD(R)" or any other marked owned by MONSANTO and registered for use with LEPIDOPTERAN-ACTIVE GENE(S).

          2.1.7 The term "BOLLGARD(R) GENE TRADEMARK LICENSE AGREEMENT" means the agreement attached hereto as APPENDIX 2 or a similar agreement between the parties licensing rights to a BOLLGARD(R) GENE TRADEMARK for the LICENSED COUNTRY from MONSANTO to D&PL.

          2.1.8 The term "CLASS" means a type of COTTON PLANTING SEED categorized by the presence or absence of a trait or traits introduced using the biotechnology of MONSANTO or another. An example of a class is LICENSED COMMERCIAL SEED containing only the FIRST LEPIDOPTERAN-ACTIVE GENE; another example is LICENSED COMMERCIAL SEED containing both the FIRST LEPIDOPTERAN-ACTIVE GENE and a ROUNDUP READY(R) GENE.

          2.1.9 The term "COMMERCIAL DEVELOPMENT" of a LEPIDOPTERAN-ACTIVE GENE means the evaluation of such LEPIDOPTERAN-ACTIVE GENE by D&PL in one or more DELTAPINE CULTIVARS and/or by a third party in such third party's cultivars.

          2.1.10 The term "COMMERCIAL SALE" with respect to a LEPIDOPTERAN-ACTIVE GENE means sale or other transfer for value of COTTON PLANTING SEED containing such LEPIDOPTERAN-ACTIVE GENE for use in producing a commercial commodity cotton crop (other than sale or other transfer for testing or seed multiplication on behalf of the transferor).

          2.1.11 The term "COMPENSATION PERIOD" means, with respect to each LEPIDOPTERAN-ACTIVE GENE, that period of time pursuant to Subsection 6.3(a) that D&PL is obligated to pay the ROYALTY to MONSANTO for sale of LICENSE COMMERCIAL SEED containing that particular LEPIDOPTERAN-ACTIVE GENE.

          2.1.12 The term "COST OF GOODS SOLD" with respect to a particular "NON-LEPIDOPTERAN RESISTANT COTTON SEED" or a "LICENSED COMMERCIAL SEED" means the average of the sums of all costs required to acquire and prepare that particular seed. Such costs shall be calculated in accordance with generally accepted accounting principles applied under D&PL's inventory costing policies. Such costs will include all direct and indirect costs for fuzzy seed, field inspection, quality assurance, bulk seed handling, storage, processing, conditioning, delinting, treating, seed treatment(s), packaging costs, storage of bagged seed, plus cost of dump seed less cull seed sales..

          2.1.13 The term "COTTON PLANTING SEED" means cotton seed which is intended for and has been so produced and conditioned as to be suitable for planting to produce a commercial cotton crop.

          2.1.14 The term "D&M PARTNERS" means the partnership between D&PL and MONSANTO created under the PARTNERSHIP AGREEMENT.

          2.1.15 The term "D&PL" means Delta and Pine Land Company, a Delaware corporation having a principal place of business at One Cotton Row, Scott, Mississippi 38772.

          2.1.16 The term "D&PL FOREIGN AFFILIATE" means a corporation or other entity organized for operation in the LICENSED COUNTRY (a) in which either
     (i) D&PL owns fifty percent (50%) or more of the voting stock or, in regard to any entity which does not issue voting stock, fifty percent (50%) or more of outstanding equity interests and (ii) if D&PL is prohibited by local laws or regulations from owning fifty percent (50%) or more of the voting stock or equity interests of such entity in which D&PL owns the maximum amount of voting stock or equity interests, it is permitted to own under local laws and regulations, or (b) which D&PL effectively controls by contract or otherwise.

          2.1.17 The term "D&PL TECHNOLOGY" means any information, data and germplasm that D&PL develops, produces, makes, or obtains (other than from MONSANTO), relating to the breeding and development of commercial varieties or hybrids of LICENSED COMMERCIAL SEED or other varieties or hybrids of cotton.

          2.1.18 The term "DATE OF APPROVAL FOR COMMERCIAL SALE" with respect to a LEPIDOPTERAN-ACTIVE GENE means the date on which MONSANTO first authorizes the COMMERCIAL SALE by D&PL of cotton seed of specific DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVAR(S) containing that LEPIDOPTERAN-ACTIVE GENE in the LICENSED COUNTRY.

          2.1.19 The term "DATE OF FIRST COMMERCIAL LICENSING" with respect to a particular LEPIDOPTERAN-ACTIVE GENE in the LICENSED COUNTRY means the first date on which MONSANTO or D&PL (when D&PL is permitted to do so under Section 3.11) sublicenses to a third party (other than a D&PL FOREIGN AFFILIATE or a third party under contract with D&PL for testing or seed multiplication) the right to use a specific cultivar of LICENSED COMMERCIAL SEED containing that particular LEPIDOPTERAN-ACTIVE GENE for use in producing a commercial commodity cotton crop in LICENSED COUNTRY. It is stipulated that the DATE OF FIRST COMMERCIAL LICENSING of the FIRST LEPIDOPTERAN-ACTIVE GENE occurred in 1996.

          2.1.20 The term "DELTAPINE CULTIVAR" means a cultivar of cotton produced from germplasm which D&PL has the right to use for plant breeding purposes.

          2.1.21 The term "DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVAR" means a DELTAPINE CULTIVAR which contains a LEPIDOPTERAN-ACTIVE GENE.

          2.1.22 The term "EFFECTIVE DATE" means the date first above written.

          2.1.23 The term "FIRST LEPIDOPTERAN-ACTIVE GENE" means the gene encoding the B.t. TOXIN contained in cotton seed sold by D&PL in the United States as of the EFFECTIVE DATE.

          2.1.24 The term "FISCAL YEAR" means a twelve (12) month period beginning on the first day of September and ending on the last day of the following August.

          2.1.25 The term "GENE EQUIVALENCY TEST(S)" means the field tests and bioequivalency assays carried out as described in Appendix 5 or such other equivalency test as MONSANTO and D&PL may mutually agree to substitute for the initial GENE EQUIVALENCY TEST.

          2.1.26 The term "GENE INTROGRESSION SCHEDULE" means the schedule for introgression of one or more SUBSEQUENT LEPIDOPTERAN-ACTIVE GENES and of combinations of one or more SUBSEQUENT LEPIDOPTERAN-ACTIVE GENES with a ROUNDUP READY(R) GENE supplied by MONSANTO into varieties of the species Gossypium hirsutum appropriate for the LICENSED COUNTRY which D&PL owns or has a right under a license from a third party to commercialize in the LICENSED COUNTRY. "Introgression" of a gene into a variety for purposes of this Agreement means the introduction of a gene or genetic sequence by BACKCROSSING or other conventional breeding methods into cotton plants of the target variety so that such gene or genetic sequence expresses a designated protein in viable cotton plants.

     The term "GENE INTROGRESSION SCHEDULE - Part 1" means that part of the GENE INTROGRESSION SCHEDULE that represents the crossing and selfing generations carried out during the BACKCROSS breeding program. "GENE INTROGRESSION SCHEDULE
- Part 2" means that part of the GENE INTROGRESSION SCHEDULE that represents the schedule for breeder, foundation, and production seed increases as well as for agronomic, gene equivalency, and variety registration trials and evaluations. The schedule for a given gene or combination of genes shall start on the first day of May that follows the date when the applicable gene or combination of genes (in the form of a transgenic event) is made available to D&PL embodied in not less than 12 viable cotton seeds or in viable pollen of cotton plants in an amount equivalent to not less than the pollen of 100 flowers and tested to contain the applicable gene or combination of genes by MONSANTO and not to contain unwanted or unintended transgenic events, provided that such gene or combination of genes has been made available to D&PL on or before the first day of the month of March immediately preceding such first day of May. D&PL will be notified in writing when future genes are available.

     D&PL will begin the GENE INTROGRESSION SCHEDULE for the subject SUBSEQUENT LEPIDOPTERAN-ACTIVE GENE and any applicable ROUNDUP READY(R) GENE for varieties that D&PL projects will represent 50% of D&PL's sales in the LICENSED COUNTRY in Year 5 of GENE INTROGRESSION SCHEDULE - Part 2. Each generation of seed will be tested and commercially reasonable efforts will be used to protect purity of material during the GENE INTROGRESSION SCHEDULE - Part 1. Each generation of seed produced during the GENE INTROGRESSION SCHEDULE - Part 2 will meet the SEED PURITY STANDARD and the Quality Specifications where applicable.

     (1) GENE INTROGRESSION SCHEDULE BG II:

     Unless modified as provided for herein, the GENE INTROGRESSION SCHEDULE for the first SUBSEQUENT LEPIDOPTERAN-ACTIVE GENE designated as the combination of Event 531 and Event 15985 shall consist of the following actions by D&PL:

                      GENE INTROGRESSION SCHEDULE - Part 1

          Year 1
          May 1, 1999 - beginning of GENE INTROGRESSION SCHEDULE

          April 30, 2000 - BC2F1 seed for transformed versions of varieties that D&PL projects will represent not less than 50% of D&PL's sales in the LICENSED COUNTRY in Year 5 of GENE INTROGRESSION SCHEDULE - Part 2 is harvested.

          Year 2
          April 30, 2001 - BC2F3 seed for progeny rows for transformed versions of varieties that D&PL projected in Year 1 would represent not less than 50% of D&PL's sales in the LICENSED COUNTRY in Year 5 of GENE INTROGRESSION SCHEDULE - Part 2 is harvested.

                      GENE INTROGRESSION SCHEDULE - Part 2

         Year 3
         April 30, 2002 - Breeder seed increase for transformed versions of varieties that D&PL projected in Year 1 would represent not less than 50% of D&PL's sales in the LICENSED COUNTRY in Year 5 of GENE INTROGRESSION SCHEDULE - Part 2 is harvested.

         Year 4
         April 30, 2003 - Foundation seed increase for transformed versions of varieties that D&PL projected in Year 1 would represent not less than 50% of D&PL's sales in the LICENSED COUNTRY in Year 5 of GENE INTROGRESSION SCHEDULE - Part 2 is harvested.

         Year 5
         April 30, 2004 - Production seed of varieties transformed with the subject gene combination in a quantity that D&PL projects will represent not less than 10% of D&PL's sales in the LICENSED COUNTRY of LICENSED COMMERCIAL SEED containing a LEPIDOPTERAN-ACTIVE GENE in Year 6 of GENE INTROGRESSION SCHEDULE - Part 2 is harvested.

         Year 6
         May 1, 2004-April 30, 2005 - Seed of varieties transformed with the subject gene combination in a quantity sufficient to satisfy not less than 10% of D&PL's previous year's sales of LICENSED COMMERCIAL SEED containing a LEPIDOPTERAN-ACTIVE GENE in the LICENSED COUNTRY is available to supply the market in the LICENSED COUNTRY.

     (2) GENE INTROGRESSION SCHEDULE BG II/RR:

     Unless modified as provided for herein, the GENE INTROGRESSION SCHEDULE for the combination of above described first SUBSEQUENT LEPIDOPTERAN-ACTIVE GENE with the first ROUNDUP READY(R) GENE designated as Event 1445 shall consist of the following actions by D&PL:

                      GENE INTROGRESSION SCHEDULE - Part 1

         Year 1
         May 1, 2000 - beginning of GENE INTROGRESSION SCHEDULE

         April 30, 2001 - BC2F1 seed for transformed versions of varieties that D&PL projects will represent not less than 50% of D&PL's sales in the LICENSED COUNTRY in Year 5 of GENE INTROGRESSION SCHEDULE - Part 2 is harvested.

         Year 2
         April 30, 2002 - BC2F3 seed for progeny rows for transformed versions of varieties that D&PL projected in Year 1 would represent not less than 50% of D&PL's sales in the LICENSED COUNTRY in Year 5 of GENE INTROGRESSION SCHEDULE - Part 2 is harvested.

                      GENE INTROGRESSION SCHEDULE - Part 2

         Year 3
         April 30, 2003 - Breeder seed increase for transformed versions of varieties that D&PL projected in Year 1 would represent not less than 50% of D&PL's sales in the LICENSED COUNTRY in Year 5 of GENE INTROGRESSION SCHEDULE - Part 2 is harvested.

         Year 4
         April 30, 2004 - Foundation seed increase for transformed versions of varieties that D&PL projected in Year 1 would represent not less than 50% of D&PL's sales in the LICENSED COUNTRY in Year 5 of GENE INTROGRESSION SCHEDULE - Part 2 is harvested.

         Year 5
         April 30, 2005 - Production seed of varieties transformed with the subject gene combination in a quantity that D&PL projects will represent not less than 10% of D&PL's sales in the LICENSED COUNTRY of LICENSED COMMERCIAL SEED containing a combination of a LEPIDOPTERAN-ACTIVE GENE and a ROUNDUP READY(R) GENE in Year 6 of GENE INTROGRESSION SCHEDULE - Part 2 is harvested.

         Year 6
         May 1, 2005-April 30, 2006 - Seed of varieties transformed with the subject gene combination in a quantity sufficient to satisfy not less than 10% of D&PL's previous year's sales of LICENSED COMMERCIAL SEED containing a combination of a LEPIDOPTERAN-ACTIVE GENE and a ROUNDUP READY(R) GENE in the LICENSED COUNTRY is available to supply the market in the LICENSED COUNTRY.

         The foregoing notwithstanding, the introgression of the first SUBSEQUENT LEPIDOPTERAN-ACTIVE GENE and the first ROUNDUP READY(R) GENE into varieties the RECURRENT PARENTS of which are NuCOTN 33B and SUREGROW 125, respectively, shall follow the time sequence set forth above in GENE INTROGRESSION SCHEDULE BG II.

     D&PL will determine which generation of BACKCROSS selfed generations (BC2F3, BC3F3 and/or BC4F3) will be planted in the field as progeny rows and be continued in the GENE INTROGRESSION SCHEDULE - Part 2. This decision will be based on genetics of donor parent and general agronomic acceptability of current generation of plants. Before each planting season on GENE INTROGRESSION SCHEDULE
- Part 2, D&PL and MONSANTO will discuss and determine by mutual agreement if the GENE INTROGRESSION SCHEDULE - Part 2 will be delayed or discontinued for the particular LEPIDOPTERAN-ACTIVE GENE and/or ROUNDUP READY(R) GENE. This decision will be based on current knowledge of regulatory, patent, and other intellectual property issues, agronomic and commercial issues.

     D&PL shall provide MONSANTO with annual reports on its progress on each applicable GENE INTROGRESSION SCHEDULE on or before May 31 of each FISCAL YEAR. MONSANTO shall have the right to audit D&PL's records, books and processes for compliance with this schedule.

     D&PL shall be excused from the activities described in GENE INTROGRESSION SCHEDULE - Part 2 for a combination of genes including any ROUNDUP READY(R) GENE unless MONSANTO has granted D&PL a license in accordance with the OPTION AGREEMENT to use, produce, and sell COTTON PLANTING SEED containing the subject ROUNDUP READY(R) GENE in the LICENSED COUNTRY prior to the commencement of GENE INTROGRESSION SCHEDULE - Part 2.

     The applicable GENE INTROGRESSION SCHEDULE shall be amended from time to time to take into consideration the projected schedule for GOVERNMENTAL APPROVAL of the subject SUBSEQUENT LEPIDOPTERAN-ACTIVE GENE or ROUNDUP READY(R) GENE in the LICENSED COUNTRY. MONSANTO shall provide D&PL with annual reports by February 1 of each FISCAL YEAR on the progress of GOVERNMENTAL APPROVAL for each such gene or gene combination in a GENE INTROGRESSION SCHEDULE. D&PL shall be excused from the activities described in the GENE INTROGRESSION SCHEDULE - Part 2 for any such gene or gene combination until MONSANTO provides written notice that, in its commercially reasonable judgment, LICENSED COMMERCIAL SEED containing such gene or gene combination will receive GOVERNMENTAL APPROVAL for sale in Year 5 of the GENE INTROGRESSION SCHEDULE - Part 2.

     D&PL shall be excused from the activities described in the GENE INTROGRESSION SCHEDULE for so long as D&PL's performance is prevented or delayed by events of force majeure as provided in Section 9 or when D&PL is unable to secure a reasonable opinion of invalidity or noninfringement of intellectual property rights held by third parties not included in the LICENSED PATENT RIGHTS. D&PL may request that MONSANTO shall make relevant information available to D&PL's patent counsel on a confidential basis for the purpose of rendering an opinion on this subject.

     An appropriate GENE INTROGRESSION SCHEDULE will be set by mutual agreement of MONSANTO and D&PL when each new gene or gene combination is delivered to D&PL, provided that the GENE INTROGRESSION SCHEDULE for any future gene or gene combination will be patterned after the schedule set forth above.

     Anything in this Agreement to the contrary notwithstanding, in any given year, D&PL shall not be required to be in compliance with more than ten (10) GENE INTROGRESSION SCHEDULES in the GENE INTROGRESSION SCHEDULE -Part 1, more than five (5) GENE INTROGRESSION SCHEDULES in years 3 and 4 of the GENE INTROGRESSION SCHEDULE- Part 2, or more than three (3) GENE INTROGRESSION SCHEDULES in year 5 and 6 of the GENE INTROGRESSION SCHEDULE - Part 2. MONSANTO and D&PL shall mutually agree on which genes or combinations of genes shall be designated for advancement consistent with these limits on number of GENE INTROGRESSION SCHEDULES.

     It is stipulated that as of the EFFECTIVE DATE, D&PL is deemed to be current in its obligations under the respective GENE INTROGRESSION SCHEDULES with respect to the above described first SUBSEQUENT LEPIDOPTERAN-ACTIVE GENE and the combination of the first SUBSEQUENT LEPIDOPTERAN-ACTIVE GENE and the first ROUND-UP READY(R) GENE.

          2.1.27 The term "GOVERNMENTAL APPROVAL" with respect to the LICENSED COUNTRY with respect to a particular LEPIDOPTERAN-ACTIVE GENE means that any required official clearances or written approvals, if any, for COMMERCIAL SALE of seed to produce genetically-transformed cotton plants containing that LEPIDOPTERAN-ACTIVE GENE have been obtained by MONSANTO from all governmental agencies in the LICENSED COUNTRY which, as of that date, have authority to regulate the production, use, and sale of such plants or seed produced therefrom. Provided, however, that this shall not require MONSANTO to obtain approval from any agency with respect to the issuance of seed certificates or phytosanitary certificates or certificates of plant variety protection under any plant variety protection act, which approvals, when appropriate or required, shall be the responsibility of D&PL.

          2.1.28 The term "IMPROVEMENT" means any invention or discovery embodied in the LICENSED COMMERCIAL SEED or its use, which is made by D&PL or its sublicensees in the course of its activities under this Agreement in the LICENSED COUNTRY, which invention or discovery is made as a direct result of D&PL's use of MONSANTO TECHNOLOGY which is not part of the public domain or has been obtained by D&PL from a third party having no obligation of confidentiality to MONSANTO or which, but for the LICENSES granted herein, would infringe a MONSANTO PATENT RIGHT. "IMPROVEMENT" shall not include any invention or discovery related to the breeding or selection of specific DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS.

          2.1.29 The term "LEPIDOPTERAN-ACTIVE GENE" means a DNA molecule received from MONSANTO, or a replicate thereof, encoding a toxin (whether or not a B.t. TOXIN) that provides LEPIDOPTERAN RESISTANCE.

          2.1.30 The term "LEPIDOPTERAN INSECTS" means any insects of the Order Lepidoptera which have an economic impact in the production of cotton, including, but not limited to, cotton boll worms, tobacco budworms, and pink boll worms.

          2.1.31 The term "LEPIDOPTERAN RESISTANCE" means the property of cotton plants to be toxic to LEPIDOPTERAN INSECTS due to the presence of one or more heterologous gene sequences (whether or not encoding a B.t. TOXIN).

          2.1.32 The term "LICENSE" or "LICENSES" means the license(s) granted to D&PL under Section 3.

          2.1.33 The term "LICENSED COMMERCIAL SEED" means COTTON PLANTING SEED which incorporates a LEPIDOPTERAN-ACTIVE GENE and/or is produced by use of MONSANTO TECHNOLOGY.

          2.1.34 The term "LICENSED COUNTRY" means the Republic of Mexico.

          2.1.35 The term "LICENSED GROWER(S)" means any entity which has been licensed by MONSANTO under LICENSED PATENT RIGHTS, or sublicensed by D&PL (when D&PL is permitted to do so under Section 3.11) to produce, and/or to use MONSANTO TECHNOLOGY in the production of, a commercial cotton crop.

          2.1.36 The term "LICENSED PATENT RIGHTS" means MONSANTO PATENT RIGHTS and patent rights of others acquired or licensed by MONSANTO (with the right to sublicense) during the term of this Agreement under which a license is required for D&PL's performance hereunder. Each patent included within the LICENSED PATENT RIGHTS is listed on Appendix 1, which Appendix 1 shall be amended by written notice from MONSANTO to D&PL whenever MONSANTO acquires any such additional LICENSED PATENT RIGHTS or the LICENSES take effect for a SUBSEQUENT LEPIDOPTERAN-ACTIVE GENE as provided in Section
     3.14. MONSANTO shall periodically notify D&PL of the patent numbers to be included in the notice provided in Section 3.5(b).

          2.1.37 The term "MARKET" means one of two groups of growing regions within the LICENSED COUNTRY. Unless otherwise mutually agreed in writing between MONSANTO and D&PL, the MARKETS in the LICENSED COUNTRY shall consist of the following groups:

          Group1: (1) the States of Sinaloa and Sonora; (2) the northern area of the State of Baja California and the northern area of the State of Tamaulipas; (3) the States of Chihuahua, Coahuila, Durango, and the southern area of the State of Baja California;

          Group2: (4) the States of San Luis Potosi and Veracruz and the southern of area of the State of Tamaulipas; and (5) the States of Chiapas, Campeche, Michoacan, and all other states and areas not included in areas described in Items (1) through (4).

          2.1.38 The term "MARKETING SERVICES FEES" means fees or other compensation paid to retailers and/or distributors for their services in granting licenses or sublicenses to use MONSANTO TECHNOLOGY to LICENSED GROWERS and/or collect license fees from LICENSED GROWERS. Unless otherwise mutually agreed to by MONSANTO and D&PL, MARKETING SERVICES FEES shall not exceed sixteen percent (16%) of the gross license fees for use of MONSANTO TECHNOLOGY collected from LICENSED GROWERS.

          2.1.39  The  term  "MONSANTO"  means  Monsanto   Company,   a  company
     incorporated in the State of Delaware, having a place of business at 800 North Lindbergh Boulevard, St. Louis, Missouri, 63167.

          2.1.40 The term "MONSANTO PATENT RIGHTS" means any applicable ex-U.S. patents and patent applications which are owned by MONSANTO or for which MONSANTO has the right to license to D&PL, and any applicable U.S. and ex-U.S. patents owned by or for which MONSANTO has the right to license D&PL, a license to which is required to permit D&PL to produce LICENSED COMMERCIAL SEED for export and sale into the LICENSED COUNTRY, and any patents granted or issued pursuant to any of the foregoing and any extensions, continuations, continuations-in-part, reissues or divisions thereof.

          2.1.41 The term "MONSANTO ROYALTY PERCENTAGE" means seventy percent (70%); however, it shall be seventy-five percent (75%) for each FISCAL YEAR, except as excused or otherwise provided in Section 2.1.26 or other provisions of this Agreement, in which D&PL fails to meet the applicable requirements for any GENE INTROGRESSION SCHEDULE in effect for that FISCAL YEAR and has not cured such failure within six (6) months after the end of that FISCAL YEAR. The MONSANTO ROYALTY PERCENTAGE in a particular FISCAL YEAR may also be increased under the provisions of Sections 4.3(c) and 4.5.

          2.1.42 The term "MONSANTO TECHNOLOGY" means information, data, know-how, and technology to which MONSANTO has rights, that has to do with the use of a LEPIDOPTERAN-ACTIVE GENE in cotton including, but not limited to, information technology relating to cells and seeds of cotton plants, DNA sequences and probes therefor, transformation methodology, tissue cultures, assays, residue analyses, regeneration and selection procedures, plant genetic constituents, vectors useful in transforming such genetic constituents, construction and use of such vectors in cotton and registration approvals. MONSANTO TECHNOLOGY shall not include information or technology that has become part of the public domain through no fault of D&PL.

          2.1.43 The term "NET LICENSE FEES" means the aggregate of (i) the aggregate fees received by MONSANTO and/or by D&PL (when D&PL is permitted to sublicense LICENSED GROWERS under Subsection 3.11) for use of MONSANTO TECHNOLOGY and LICENSED PATENT RIGHTS from LICENSED GROWERS who purchased varieties of DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS, less any rebates, refunds, taxes (other than income taxes) and MARKETING SERVICES FEES; and
     (ii) interest, if any, received from LICENSED GROWERS for financing of such fees by either party.

          2.1.44 The term "NON-LEPIDOPTERAN-RESISTANT COTTON SEED" means COTTON PLANTING SEED which has not been genetically engineered to cause resistance to LEPIDOPTERAN INSECTS.

          2.1.45 The term "OPTION AGREEMENT" means the Option Agreement between MONSANTO and D&PL dated February 2, 1996, and amended as of December 8, 1999, as the same may be further amended in accordance with its terms.

          2.1.46  The  term   "PARTNERSHIP   AGREEMENT"  means  the  Partnership
     Agreement between D&PL and MONSANTO dated February 2, 1996, as the same may be amended in accordance with its terms.

          2.1.47 The term "RECIPIENT" means a party which receives confidential information of another party as described in Section 8.

          2.1.48  The  term  "RECURRENT   PARENT"  means  the  parent  to  which
     successive BACKCROSSES are made in BACKCROSS breeding.

          2.1.49 The term "ROUNDUP READY(R) GENE" means a DNA molecule, including regulatory sequences, or a replicate thereof supplied by MONSANTO, which when inserted into cotton results in increased tolerance to GLYPHOSATE.

          2.1.50 The term "ROYALTY" means the compensation to be paid by D&PL to MONSANTO in consideration for the LICENSES equal to the applicable MONSANTO ROYALTY PERCENTAGE times the ROYALTY BASE.

          2.1.51 The term "ROYALTY BASE" means, for each FISCAL YEAR, the aggregate of the (1) NET LICENSE FEES collected by D&PL (if D&PL is then permitted to do so under Section 3.11) for UNITS of LICENSED COMMERCIAL SEED of all DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVAR(S) sold by (and not returned to) D&PL and (2) the aggregate revenue earned by D&PL (a) from that portion, if any, of the average unit gross margin PERCENTAGE on sales in the LICENSED COUNTRY of LICENSED COMMERCIAL SEED of DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS in excess of fifty-five percent (55%) and (b) from that portion, if any, of the AVERAGE UNIT GROSS MARGIN PERCENTAGE on sales in the LICENSED COUNTRY of LICENSED COMMERCIAL SEED of DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS which is not in excess of fifty-five percent (55%) but which is in excess of the average unit gross margin PERCENTAGE on D&PL'S sales in the LICENSED COUNTRY of NON-LEPIDOPTERAN RESISTANT COTTON SEED calculated separately for each CLASS of COTTON PLANTING SEED sold by D&PL in each MARKET in the LICENSED COUNTRY in such FISCAL YEAR.

          2.1.52 The term "SEED PURITY STANDARD" means that, as measured by the sampling procedures of Appendix 4 and the testing procedures of Appendix 3, the subject COTTON PLANTING SEED is
               (a) at least 98% pure as to each intended LEPIDOPTERAN- ACTIVE GENE(S) and ROUNDUP READY(R) GENE, if stacked with it; and
               (b) no more than a total of 1% of other unintended genetically-modified traits; and such other standards and thresholds
          (i) as is required by applicable laws and regulations for its sale as COTTON PLANTING SEED in the LICENSED COUNTRY, including those which regulate unapproved transgenes, or (ii) as may be set by mutual written agreement between MONSANTO and D&PL at least one year in advance of the first FISCAL YEAR in which such additional standards or thresholds will be applicable.

          2.1.53 The term "SUBSEQUENT LEPIDOPTERAN-ACTIVE GENE" means each LEPIDOPTERAN-ACTIVE GENE, other than the FIRST LEPIDOPTERAN-ACTIVE GENE, authorized by MONSANTO for COMMERCIAL DEVELOPMENT in the LICENSED COUNTRY. It is understood that a SUBSEQUENT LEPIDOPTERAN-ACTIVE GENE may be sold in combination with the FIRST LEPIDOPTERAN-ACTIVE GENE and such is intended at the EFFECTIVE DATE.

          2.1.54 The term "TECHNOLOGY" means MONSANTO TECHNOLOGY and/or D&PL TECHNOLOGY as appropriate.

          2.1.55 The term "TECHNOLOGY FEE" means the fee set by MONSANTO annually according to Section 6.4 to be charged by D&PL to its customers for the MONSANTO TECHNOLOGY in the LICENSED COMMERCIAL SEED. The TECHNOLOGY FEE shall be on a UNIT or acreage basis and may vary within the LICENSED COUNTRY for different MARKETS.

          2.1.56 The term "UNIT" means a quantity of delinted COTTON PLANTING SEED weighing twenty-five (25) kilograms or such other package size(s) as D&PL may use in the LICENSED COUNTRY. Provided, however, that all calculations involving UNITS shall be made in terms of the quantity of COTTON PLANTING SEED contained in the packages relevant to the calculation. Provided further, that in all calculations requiring quantities of non-delinted cotton seed to be converted to UNITS of delinted COTTON PLANTING SEED, such conversion shall be made on the basis of D&PL'S experience for conversion of non-delinted cotton seed to delinted COTTON PLANTING SEED averaged for the immediately preceding three (3) years.

          2.1.57 The term "WHOLESALE PRICE" with respect to a particular "NON-LEPIDOPTERAN RESISTANT COTTON SEED" or a "LICENSED COMMERCIAL SEED" means the average price invoiced to distributors for the applicable seed for reselling to growers, less sales returns, allowances, discounts and incentive payments. In the event a discount or incentive for LICENSED COMMERCIAL SEED is contingent on sales of the conventional CLASS (characterized by the absence of trait(s) introduced using biotechnology) of COTTON PLANTING SEED, such discount or incentive shall be apportioned among the particular LICENSED COMMERCIAL SEED and the conventional CLASS based on the ratio between the average distributor price of each of the conventional CLASS and the LICENSED COMMERCIAL SEED to the aggregate of the average distributor price of the conventional CLASS and the LICENSED COMMERCIAL SEED in order to calculate the WHOLESALE PRICE of the LICENSED COMMERCIAL SEED and the conventional CLASS.

                              SECTION 3 -- LICENSES

     3.1 LIMITED LICENSE TO PRODUCE AND SELL LICENSED COMMERCIAL SEED: MONSANTO hereby grants to D&PL, and D&PL hereby accepts, on and subject to the terms and conditions of this Agreement, an exclusive right and license in the LICENSED COUNTRY under LICENSED PATENT RIGHTS and MONSANTO TECHNOLOGY, to develop, produce, have produced, and sell LICENSED COMMERCIAL SEED containing the FIRST LEPIDOPTERAN-ACTIVE GENE to LICENSED GROWERS in the LICENSED COUNTRY.

     3.2 LICENSE TO MULTIPLY LICENSED COMMERCIAL SEED: The rights granted to D&PL include the exclusive right and license to multiply LICENSED COMMERCIAL SEED (for subsequent sale to LICENSED GROWERS) directly or through third party contract growers selected by D&PL in the LICENSED COUNTRY or in the United States or, after notice to and approval by MONSANTO (which approval will not be unreasonably delayed or denied), in any other country outside the LICENSED COUNTRY where D&PL has obtained all necessary GOVERNMENTAL APPROVAL; and to carry out all other activities reasonably necessary for the production, and for the sale, in the LICENSED COUNTRY, of LICENSED COMMERCIAL SEED.

     3.3 RIGHT TO SUBLICENSE: D&PL may upon written notice to MONSANTO grant sublicense under the rights granted herein to a D&PL FOREIGN AFFILIATE. D&PL may not grant any other sublicenses under the rights granted herein except as expressly permitted under other provisions of this Agreement.

     3.4 PROHIBITION AGAINST MODIFICATION OF GENETIC MATERIALS: D&PL shall not modify any LEPIDOPTERAN-ACTIVE GENE nor modify or use any isolated regulatory control sequences contained in a LEPIDOPTERAN-ACTIVE GENE that is physically isolated from a seed, plant or cell culture that has been transferred by MONSANTO to D&PL, or progeny of such seed, plant or cell culture, for any purpose without the prior written consent of MONSANTO; provided, however, that
(a) the prohibitions of this subsection shall not apply to modification or use in the LICENSED COUNTRY of such isolated regulatory control sequences isolated from a seed, plant or cell culture that has become part of the public domain in the LICENSED COUNTRY through no fault of D&PL or which D&PL has received from a third party having no obligation of confidentiality to MONSANTO, and (b) nothing in this subsection provides D&PL with a license under any patent rights owned or controlled by MONSANTO except to the extent otherwise provided in this Agreement. As used in this subsection, a material shall be deemed to have become part of the public domain if a member of the public in the LICENSED COUNTRY can lawfully sell or transfer the material without restriction and without breaching a contractual obligation to MONSANTO.

     3.5  CONDITIONS  ON  LICENSES:  In  partial  consideration  for  the  above
LICENSES:
          (a) D&PL may insert into a line of LICENSED COMMERCIAL SEED of DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS any heterologous gene or gene construct not licensed to D&PL by MONSANTO expressing a trait not naturally occurring in cotton (a "NON-MONSANTO COTTON GENE") provided that, with respect to any LICENSED COMMERCIAL SEED sold by D&PL in the LICENSED COUNTRY which contains any NON-MONSANTO COTTON GENE ("STACKED GENE COTTON SEED"):

          (1) D&PL shall not sell in the LICENSED COUNTRY any STACKED GENE COTTON SEED unless D&PL has sold COTTON PLANTING SEED containing the same NON-MONSANTO COTTON GENE in the United States of America, pursuant to the BOLLGARD(R) GENE LICENSE, for not less than two (2) crop years preceding the year of first COMMERCIAL SALE in the LICENSED COUNTRY;

          (2) The STACKED GENE COTTON SEED must meet all standards for sale in the LICENSED COUNTRY as LICENSED COMMERCIAL SEED except that the traits imparted by the designated NON-MONSANTO COTTON GENE shall not be considered "unintended genetically-modified traits" for purposes of Subsection 2.1.52(b);

          (3) D&PL shall, at its sole expense, obtain all required official clearances or written approvals, if any, for COMMERCIAL SALE of seed containing the NON-MONSANTO COTTON GENE from all governmental agencies in the LICENSED COUNTRY which, as of that date, have authority to regulate the production, use, and sale of such seed in the LICENSED COUNTRY. D&PL may request that MONSANTO provide assistance, to obtain such approvals, and, if MONSANTO provides such assistance at D&PL's request. D&PL shall reimburse MONSANTO its reasonable expenses incurred in providing such requested assistance;

          (4) MONSANTO shall have the right by written notice to D&PL to prohibit the display of the BOLLGARD(R) GENE TRADEMARK on packages containing STACKED GENE COTTON SEED, provided that, in the event such notice is given, Section 3.6(a) notwithstanding, D&PL may sell such STACKED GENE COTTON SEED in packaging not displaying the BOLLGARD(R) GENE TRADEMARK.

          (5) Notwithstanding the provisions of Subsection 13.1, D&PL shall defend and indemnify against and hold MONSANTO and its Affiliates and their respective employees, directors, officers, and agents harmless from any loss, cost, liability, or expense (including court costs and reasonable fees of attorneys and other professionals) incurred from any claim by cotton farmers who purchased LICENSED COMMERCIAL SEED and of distributors against whom such farmers may make claims arising or alleged to arise out of the performance of such STACKED GENE COTTON SEED or plants grown from STACKED GENE COTTON SEED, unless such failure of performance is proximately caused solely by the presence of a gene received from MONSANTO in such STACKED GENE COTTON SEED, provided that, on the issue of causation, D&PL shall bear the burden of proof and provided that costs of claims covered by the immediately preceding clause (i.e., claims where D&PL meets such burden of proof) shall be prorated between MONSANTO and D&PL so that MONSANTO'S respective percentage share of the costs of such claims shall be based on MONSANTO'S respective percentage share of the total of the net license revenues and seed premiums (in instances where no technology license fees are charged for such NON-MONSANTO COTTON GENE) derived from the presence of genetically-engineered technology in the subject STACKED GENE COTTON SEED.

          (6) In any FISCAL YEAR D&PL is making COMMERCIAL SALES of STACKED GENE COTTON SEED in the LICENSED COUNTRY, in addition to complying with the provisions of Section 4.5, D&PL shall have available for sale in the LICENSED COUNTRY quantities of each CLASS of LICENSED COMMERCIAL SEED containing only MONSANTO
               TECHNOLOGY (and no NON-MONSANTO COTTON GENES) which equal or exceed the quantities of the same CLASS of such LICENSED COMMERCIAL SEED sold by D&PL (net of returns) in the LICENSED COUNTRY in the immediately preceding FISCAL YEAR.

          (7) Any fees or other compensation paid to retailers and/or distributors for their service in granting licenses or sublicenses to growers relating to technology embodied in STACKED GENE COTTON SEED and/or to collect license fees from growers of STACKED GENE COTTON SEED, not specifically related to a particular technology, shall be apportioned based on the ratio between (i) the aggregate of royalties received by MONSANTO and/or D&PL (when D&PL is permitted to sublicense LICENSED GROWERS under Subsection 3.11) for use of MONSANTO TECHNOLOGY and LICENSED PATENT RIGHTS from LICENSED GROWERS and (ii) the aggregate net license revenues and seed premiums or other value received by the subject technology provider (in instances where no technology license fees are charged for such NON-MONSANTO COTTON GENE) derived from the presence of genetically-engineered technology in the subject STACKED GENE COTTON SEED other than MONSANTO TECHNOLOGY, provided, however, in no event shall MONSANTO be required to pay or bear any amount of fees or other compensation to retailers and/or distributors for such services in excess of that which MONSANTO would have paid or borne for such services under this Agreement if the subject STACKED GENE COTTON SEED had been seed containing only LEPIDOPTERAN ACTIVE GENE or other technology provided by MONSANTO. D&PL and any third party technology provider will provide to MONSANTO all information reasonably necessary to determine compliance with this Subsection 3.5(a)(7) and D&PL shall refund to MONSANTO any fees or other compensation paid by MONSANTO to retailers and/or distributors which is in excess of the amount it should have paid under the above provisions no later than one month following notice from MONSANTO of a discrepancy or error.

          (8) Any costs for acquiring and preparing seed of STACKED GENE COTTON SEED which are additive to the costs required to acquire and prepare LICENSED COMMERCIAL SEED that does not contain a NON-MONSANTO COTTON GENE shall be excluded from the COST OF GOODS SOLD with respect to STACKED GENE COTTON SEED.

          (9) Prior to D&PL's sale in the LICENSED COUNTRY of any particular STACKED GENE COTTON SEED, D&PL and any third party provider of a NON-MONSANTO COTTON GENE in the STACKED GENE COTTON SEED which D&PL proposes to sell shall meet with MONSANTO to address issues involving governmental regulations, public acceptance, or stewardship in the LICENSED COUNTRY of genetic technology embodied in that STACKED GENE COTTON SEED. In cases where there are bona fide disputes concerning the sale or the terms and conditions of sale of a particular STACKED GENE COTTON SEED in the LICENSED COUNTRY involving governmental regulations, public acceptance, or stewardship in the LICENSED COUNTRY of genetic technology embodied in that STACKED GENE COTTON SEED, D&PL shall not sell such STACKED GENE COTTON SEED in the LICENSED COUNTRY until MONSANTO, in its commercially reasonable judgment, has agreed to such sale, such agreement not to be unreasonably withheld or delayed.

          (10) Any disputes between the parties concerning  compliance with this
               Section 3.5(a) shall be settled according to Section 10.11 of the OPTION AGREEMENT and arbitration, if needed, shall be private and confidential.

          (b) D&PL shall, where applicable, conspicuously display on all packages containing LICENSED COMMERCIAL SEED covered by LICENSED PATENT RIGHTS, and in all invoices relating to such LICENSED COMMERCIAL SEED to be sold or transferred to third parties, the following notice, or a notice having the same meaning and effect, with the blanks appropriately filled in using the designations for LICENSED PATENT RIGHTS:

          THESE SEEDS ARE COVERED UNDER PATENT(S) OR PATENT APPLICATIONS ______________. NO SUBLICENSE IS CONVEYED UNDER SAID PATENTS TO USE THESE SEEDS SOLELY BY THE PURCHASE OF SUCH SEEDS. A SUBLICENSE UNDER SAID PATENTS TO USE THESE SEEDS TO PRODUCE A SINGLE COTTON CROP MUST ALSO BE OBTAINED FROM MONSANTO COMMERCIAL SA DE CV.

     3.6 GENE TRADEMARK:

          (a) D&PL shall conspicuously display the BOLLGARD(R) GENE TRADEMARK and accompanying logo on all packages of LICENSED COMMERCIAL SEED. The BOLLGARD(R) GENE TRADEMARK and accompanying logo shall remain at least the same relative size as compared to the largest D&PL trademark and accompanying logo on the same face of the seed package or other label, as MONSANTO and D&PL mutually determine to be commercially reasonable, or if no such mutual agreement is reached, then in the same relative size as in LICENSED COMMERCIAL SEED sold under the BOLLGARD(R) GENE LICENSE in the United States.

          (b) It is agreed that the BOLLGARD(R) GENE TRADEMARK shall be licensed to D&PL for use in the LICENSED COUNTRY on a non-exclusive royalty-free basis pursuant to a BOLLGARD(R) GENE TRADEMARK LICENSE AGREEMENT. The parties shall execute said BOLLGARD(R) GENE TRADEMARK LICENSE AGREEMENT following identification of the final graphic form of the BOLLGARD(R) GENE TRADEMARK (or other applicable trademark) by MONSANTO. The form of the BOLLGARD(R) GENE TRADEMARK LICENSE for the LICENSED COUNTRY is shown in Appendix 2.

          (c) The BOLLGARD(R) GENE TRADEMARK shall be utilized in the manner specified in the BOLLGARD(R) GENE TRADEMARK LICENSE AGREEMENT. All advertising containing any trademark or tradename owned or controlled by
     D&PL and referring to control of LEPIDOPTERAN INSECTS by a LEPIDOPTERAN-ACTIVE GENE shall use a BOLLGARD(R) GENE TRADEMARK to identify the LEPIDOPTERAN-ACTIVE GENE.

     3.7 LIMITATIONS ON LICENSES AND SUBLICENSES: This Agreement is not to be construed as including a grant from MONSANTO to D&PL of any license, sublicense or other right: (a) to make or sell LEPIDOPTERAN-ACTIVE GENE(S) or MONSANTO TECHNOLOGY except as expressly set forth herein, (b) to use LEPIDOPTERAN-ACTIVE GENE(S) or MONSANTO TECHNOLOGY for any purpose other than those expressly set forth herein, or (c) to grant sublicenses except as expressly set forth herein.

     3.8 EDUCATIONAL PROGRAM TO DISCOURAGE FARMER-SAVED SEED: D&PL and MONSANTO shall each employ reasonable efforts on a continuing basis to proactively educate appropriate government officials, farmers' organizations, purchasers of LICENSED COMMERCIAL SEED and others with the nature of the limited-use sublicense granted to cotton farmers, the benefits of purchasing LICENSED COMMERCIAL SEED annually, and the disadvantages of using farmer-saved seed and applicable legal restrictions.

     3.9 THIRD PARTY VIOLATIONS OR INVALIDITY OF RESTRICTIONS ON SUBLICENSE: The use of LICENSED COMMERCIAL SEED by purchasers for purposes other than, or in addition to, production of a single commercial commodity crop unless expressly authorized by D&PL shall not be considered a breach of this Agreement by D&PL. The LICENSES granted to D&PL, shall not be revoked, diminished, or otherwise affected in the event that the limitations and restrictions of such sublicense to purchasers are found to be unenforceable, in whole or in part, by a court of competent jurisdiction in the LICENSED COUNTRY

     3.10 IDENTIFICATION OF FIELDS PLANTED WITH FARMER-SAVED SEED: D&PL and MONSANTO shall cooperate in a reasonable effort to develop and employ methods or techniques, which can be employed in a commercially efficient manner, to identify fields of cotton that are planted with seed saved from a crop produced from LICENSED COMMERCIAL SEED. All costs associated with the cooperative efforts to develop and employ such methods and techniques shall be borne by MONSANTO.

     3.11 DISCONTINUATION OF LICENSING GROWERS BY MONSANTO: At MONSANTO'S option, MONSANTO may discontinue granting licenses to individual cotton growers in the LICENSED COUNTRY or in any particular segment of a MARKET in the LICENSED COUNTRY. MONSANTO shall provide notice of the discontinuance no later than harvest of the last growing season for which MONSANTO did grant such licenses to individual growers. Upon such notice, the license granted in Subsection 3.1 shall include the right to sublicense individual cotton growers and to sell LICENSED COMMERCIAL SEED in the LICENSED COUNTRY only to such sublicensed growers.

     3.12 ALTERNATIVE LEPIDOPTERAN-ACTIVE GENES:

          (a) MONSANTO shall have the right to convert the LICENSES to non-exclusive and to grant licenses to other parties to sell COTTON PLANTING SEED containing a LEPIDOPTERAN-ACTIVE GENE in the LICENSED COUNTRY beginning twenty-four (24) months before the date designated by D&PL by a written notice as the date that D&PL intends to commence sale, in the LICENSED COUNTRY of COTTON PLANTING SEED containing one or more heterologous genes or gene sequences from a source other than MONSANTO which confer LEPIDOPTERAN RESISTANCE (a "NON-MONSANTO LEPIDOPTERAN-ACTIVE GENE"). D&PL shall give MONSANTO notice of its intent to sell such COTTON PLANTING SEED in the LICENSED COUNTRY the greater of (i) thirty-six (36) months or (ii) the minimum period legally required to obtain variety registration in the LICENSED COUNTRY (if such variety registration should be required in the LICENSED COUNTRY), prior to the first commercial sale of such COTTON PLANTING SEED in the LICENSED COUNTRY. If MONSANTO grants licenses to any other party on financial terms more favorable to the licensee than those given D&PL under this Agreement, MONSANTO shall amend this Agreement to provide D&PL with the same financial terms. Such licenses shall not allow the third party licensee to sell products, containing the subject LEPIDOPTERAN-ACTIVE GENE, earlier than twenty-four (24) months before the date on which D&PL has notified MONSANTO it intends to commence sale of COTTON PLANTING SEED containing such NON-MONSANTO LEPIDOPTERAN-ACTIVE GENE in the LICENSED COUNTRY.

          (b) In the event that D&PL fails to provide the notice required in paragraph (a) of this Section, D&PL shall refund to MONSANTO all payments received from MONSANTO under Section 7 of this Agreement with respect to any sales of LICENSED COTTON SEED by D&PL made at any time when such notice should have been in effect but was not, plus interest as provided in
     Section 7.3.

     3.13 SALES BY MONSANTO: At the EFFECTIVE DATE, sales in the LICENSED COUNTRY are made by MONSANTO to D&PL's distributor. For so long as such sales are made under the terms of a written supply agreement between MONSANTO (or a subsidiary) and D&PL (or a subsidiary), any term(s) of that agreement in conflict with this Agreement shall supersede the terms of this Agreement.

     3.14 LICENSE TO SUBSEQUENT LEPIDOPTERAN-ACTIVE GENE(S): The LICENSES shall be deemed to include the same rights as granted for LICENSED COMMERCIAL SEED containing the FIRST LEPIDOPTERAN-ACTIVE GENE for LICENSED COMMERCIAL SEED containing one or more SUBSEQUENT LEPIDOPTERAN-ACTIVE GENES, provided that no right shall have effect until such time as all applicable GOVERNMENTAL APPROVALS have been acquired.

     3.15 TERMS OF NON-EXCLUSIVE LICENSES: In the event that, if and when it is permitted to do so under any of the provisions of this Agreement, MONSANTO converts the LICENSES to non-exclusive licenses, then effective from and after such conversion:

          (a) The provisions of Section 2.1.41 notwithstanding, and subject to Subsection 3.15 (c) below, the term "MONSANTO ROYALTY PERCENTAGE" shall mean seventy percent (70%);

          (b) Sections 3.12, 4.3, and 4.5 shall be of no further effect; and

          (c) If MONSANTO grants licenses to develop, produce, have produced, sell or multiply LICENSED COMMERCIAL SEED in the LICENSED COUNTRY to any other party on financial terms more favorable to the licensee than those granted to D&PL under this Agreement, MONSANTO shall amend this Agreement to provide D&PL with the same financial terms.

        SECTION 4 -- DEVELOPMENT AND MARKETING ACTIVITIES OF THE PARTIES

     4.1 CONSULTATION: MONSANTO and D&PL shall consult regularly throughout the term of this Agreement relative to activities affecting the development and maintenance of sales of LICENSED COMMERCIAL SEED in the LICENSED COUNTRY including, but not limited to, MONSANTO'S plans for and progress in the development and marketing of MONSANTO TECHNOLOGY and D&PL'S plans for and progress in production and field testing of such LICENSED COMMERCIAL SEED.
Representatives of MONSANTO and D&PL shall periodically meet at mutually acceptable times to discuss such activities and progress hereunder. For planning purposes, MONSANTO and D&PL shall meet each year by September 30 to plan the activities of the following crop year in the LICENSED COUNTRY.

     4.2 RESPONSIBILITIES OF THE PARTIES: It shall be MONSANTO'S responsibility to (1) obtain and maintain using commercially reasonable means all GOVERNMENTAL APPROVALS for the FIRST LEPIDOPTERAN-ACTIVE GENE and any SUBSEQUENT LEPIDOPTERAN-ACTIVE GENE which MONSANTO chooses to register in the LICENSED COUNTRY; and (2) determine the appropriate marketing claims and prices for the LEPIDOPTERAN-ACTIVE GENE(S). It shall be D&PL's responsibility to determine the appropriate marketing claims and prices for DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS other than those for the LEPIDOPTERAN-ACTIVE GENE. Decisions on the best system for licensing or sublicensing LICENSED GROWERS to use MONSANTO TECHNOLOGY exhibited in LICENSED COMMERCIAL SEED, including the financing terms for payment of TECHNOLOGY FEES by LICENSED GROWERS; and the best distribution system for LICENSED COMMERCIAL SEED shall be mutual. It is agreed that the systems as in use in the LICENSED COUNTRY on the EFFECTIVE DATE are acceptable at the present time.

     4.3 VARIETY AVAILABILITY:

          (a) D&PL shall use commercially reasonable efforts to develop or license varieties of cotton that meet or exceed the performance of competitive varieties which are then being marketed commercially in the LICENSED COUNTRY. If one or more DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS exhibits reasonably acceptable yield and other agronomic characteristics for a MARKET in the LICENSED COUNTRY, then D&PL may, if required by local law or practice, register one or more such varieties for sale in the LICENSED COUNTRY and thereafter, using reasonable commercial efforts, make such DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS available for sale in the LICENSED COUNTRY. MONSANTO shall cooperate as needed to accomplish such registration. D&PL shall make available at no more than seventy percent (70%) of D&PL'S wholesale price for such seed in the LICENSED COUNTRY commercially reasonable quantities of seed of any DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVAR for MONSANTO to use for market development testing, including demonstration trials.

          (b) In order to provide an objective  test of D&PL's  compliance  with
     Section 4.3(a), D&PL shall conduct annual trials of all DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS sold in the LICENSED COUNTRY, which trials shall be carried out according to the protocol set forth in Appendix 6, as the same may be amended from time to time by mutual written agreement of MONSANTO and D&PL. Representative competitive varieties to be used in such trials shall be selected from among cotton varieties then being sold commercially in the applicable MARKET by mutual agreement of MONSANTO and D&PL, consent to which agreement on identification of representative competitive varieties shall not be unreasonably withheld or delayed by either party.

          (c) In the event that, in annual trials conducted under Subsection 4.3(b) for the current and previous FISCAL YEARS, the average yield of DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVAR(S) sold in the applicable MARKET does not equal or exceed ninety-two percent (92%) of the average yield in the same trials of representative competitive varieties, the MONSANTO ROYALTY PERCENTAGE shall be increased for that FISCAL YEAR by five (5) percentage points for all LICENSED COMMERCIAL SEED sold in the relevant MARKET. In the event that, in annual trials conducted under Section 4.3(b) for any four (4) consecutive years, the average yield for DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVAR(S) sold in the applicable MARKET does not equal or exceed ninety-two percent (92%) of the average yield in the same trials of representative competitive varieties, then the LICENSES shall become nonexclusive.

          (d) The provisions of Section 4.3(c) shall not have effect prior to the FISCAL YEAR beginning September 1, 2003.

     4.4 TESTING OF NEW VARIETIES: After the EFFECTIVE DATE, D&PL shall submit new varieties of LICENSED COMMERCIAL SEED to a GENE EQUIVALENCY TEST. D&PL shall bear all costs of such testing and shall remit to MONSANTO the fees shown in Appendix 5 within sixty (60) days of MONSANTO'S report to D&PL of the outcome of the assays performed by MONSANTO.

     4.5 SUPPLY OF LICENSED COMMERCIAL SEED: Not later than February 1 of each FISCAL YEAR, D&PL shall deliver to MONSANTO a list of the inventory of LICENSED COMMERCIAL SEED of each DELTAPINE LEPIDOPTERAN-RESISTANT CULTIVAR licensed under this Agreement and qualified to be sold in the LICENSED COUNTRY, itemized by CLASS, variety, and seed coat treatment option, which D&PL, in the exercise of its reasonable commercial judgment, forecasts to have available for sale in the LICENSED COUNTRY in the next following FISCAL YEAR. This list shall have been prepared in consultation with MONSANTO. If MONSANTO accepts without change D&PL's inventory list and either (i) D&PL fails to meet the amounts specified or
(ii) if D&PL cannot fill a bona fide order because the CLASS of inventory of COTTON PLANTING SEED is sold out ("sold out" being defined as there existing a bona fide order received by D&PL from a distributor which cannot be filled by D&PL due to lack of sufficient inventory of a particular CLASS), in the FISCAL YEAR, then the MONSANTO ROYALTY PERCENTAGE will be increased by five (5) percentage points for that FISCAL YEAR. Alternatively, within thirty (30) days after delivery of D&PL's forecast, MONSANTO may request, by written notice to D&PL, that D&PL increase the forecasted inventory of LICENSED COMMERCIAL SEED of any particular DELTAPINE LEPIDOPTERAN-RESISTANT CULTIVAR(S), itemized by CLASS, variety, and seed coat treatment option, to be available for sale in the LICENSED COUNTRY in the next following FISCAL YEAR. D&PL shall use commercially reasonable efforts to produce, or have produced, and have available for sale in the LICENSED COUNTRY in the next following FISCAL YEAR the quantities of COTTON PLANTING SEED stated in D&PL's forecast, as increased in response to requests from MONSANTO delivered as stated above, meeting the SEED PURITY STANDARDS, provided that (1) in the event that D&PL, using commercially reasonable sales efforts, does not sell any portion of the inventory of LICENSED COMMERCIAL SEED which D&PL produced, or had produced, to have available for sale in the LICENSED COUNTRY based on request from MONSANTO, MONSANTO shall reimburse D&PL, within thirty (30) days of delivery of an invoice delivered on or after July 1 of the FISCAL YEAR for which such LICENSED COMMERCIAL SEED was made available for sale at MONSANTO'S request, its cost for carrying such unsold seed inventory for twelve (12) months, including but not limited to (a) storage costs, (b) interest at D&PL's current cost of funds on the cost of production, conditioning, packaging, and storage, and (c) any other expenses directly associated with carrying such seed inventory to another FISCAL YEAR, and (2) with respect to any such LICENSED COMMERCIAL SEED that was produced and made available for sale at MONSANTO'S request but which was not sold in the initial FISCAL YEAR of sale becomes unsaleable for the next subsequent FISCAL YEAR, or which, despite D&PL's commercially reasonable sales efforts, is not sold in the LICENSED COUNTRY in the next subsequent FISCAL YEAR, MONSANTO shall pay D&PL, within thirty (30) days of the delivery of an invoice delivered on or about July 1 of that FISCAL YEAR, an amount equal to D&PL's actual costs of production, conditioning, and packaging of such seed, provided that if D&PL should sell such seed in any subsequent FISCAL YEAR in the LICENSED COUNTRY or elsewhere when permitted under agreements between D&PL and MONSANTO, D&PL shall reimburse to MONSANTO against amounts paid by MONSANTO to D&PL any net recovery of such costs realized by D&PL through such sales (after deduction of all further carrying and sales costs incurred by D&PL in selling of such seed). Notwithstanding the provisions of this section, MONSANTO shall not be required to pay D&PL the amount(s) specified in this Section 4.5 for any increase in inventory of LICENSED COMMERCIAL SEED at MONSANTO'S request that is sold out (as defined above) in initial or next subsequent FISCAL YEARS , but MONSANTO shall pay any carrying charges due under this Section 4.5 on such LICENSED COMMERCIAL SEED carried over from the initial FISCAL YEAR to the next.

     4.6 PROMOTIONAL ACTIVITIES: The parties agree that neither may promote the TECHNOLOGY of the other without the consent of the owner, which shall not be unreasonably withheld or delayed.

     4.7 PROTECTION OF DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS: D&PL may, in its sole discretion, seek to obtain variety protection for DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS in the LICENSED COUNTRY to the extent that such protection is available. D&PL may, in its sole discretion, institute actions against infringers of its rights under such. In the event that MONSANTO learns of suspected infringement of D&PL's variety protection rights for a DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVAR in the LICENSED COUNTRY, then to the extent that MONSANTO is lawfully permitted to do so, MONSANTO shall notify D&PL to such effect and provide D&PL with evidence concerning the suspected infringement in MONSANTO's possession. D&PL shall use reasonable efforts to terminate such infringement through litigation or otherwise. Nothing herein shall be construed as conferring on MONSANTO any right to bring suit for infringement of D&PL's variety protection rights.

                      SECTION 5 -- OWNERSHIP OF TECHNOLOGY

     5.1 MONSANTO TECHNOLOGY AND LICENSED PATENT RIGHTS:

          (a)  All MONSANTO TECHNOLOGY shall remain the property of MONSANTO.
          (b) All LICENSED PATENT RIGHTS shall remain the property of the owners as of the EFFECTIVE DATE.

     5.2 D&PL TECHNOLOGY: All D&PL TECHNOLOGY shall remain the property of D&PL.

     5.3 SAFETY AND TOXICOLOGY DATA: D&PL and MONSANTO shall jointly own all safety and toxicological data generated jointly through any development activities. All such data solely developed by either party shall be solely owned by the respective party.

     5.4 EFFICACY DATA: D&PL and MONSANTO shall jointly own all efficacy data jointly developed through any development activities. All such data solely developed by either party shall be solely owned by the respective party.

     5.5 USE OF DATA: D&PL and MONSANTO shall be permitted to use the jointly-owned safety, toxicological and efficacy data jointly developed through any development activities; provided, however, that such use shall not be for the sole benefit of a third party.

                            SECTION 6 -- COMPENSATION

     6.1 COMPENSATION TO BE PAID TO D&PL: Until such time as MONSANTO provides notice under 3.11, MONSANTO shall collect compensation for licenses to produce a commercial cotton crop with LICENSED COMMERCIAL SEED directly from LICENSED GROWERS. In consideration of D&PL's promises and obligations contained herein, including, but not limited to, its obligations under Section 4.2, MONSANTO shall remit to D&PL the remainder of NET LICENSE FEES after deduction of any amount equal to the NET LICENSE FEES multiplied by the MONSANTO ROYALTY PERCENTAGE.

     6.2 COMPENSATION TO BE PAID TO MONSANTO: In consideration of the rights under the LICENSES granted to D&PL pursuant to Subsections 3.1 and 3.2, D&PL shall pay to MONSANTO the ROYALTY for each FISCAL YEAR for which a ROYALTY is due. In addition, D&PL hereby grants to MONSANTO, during the term of this Agreement, a nonexclusive license to IMPROVEMENTS, with the right to sublicense where such sublicense is not in conflict with D&PL's exclusive rights under this agreement or any other agreement with MONSANTO or any third party, said license to be on commercially reasonable terms and for any country in which D&PL is licensed to sell DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS.

     6.3 COMPENSATION PERIOD:

          (a) With respect to each LEPIDOPTERAN-ACTIVE GENE, D&PL's obligation to pay a ROYALTY in the LICENSED COUNTRY shall begin on the DATE OF FIRST COMMERCIAL LICENSING of any specific cultivar of LICENSED COMMERCIAL SEED containing such LEPIDOPTERAN-ACTIVE GENE and shall expire at the later of
     (i) fifteen years from the DATE OF FIRST COMMERCIAL LICENSING in the LICENSED COUNTRY; (ii) the expiration of the last-to-expire of the LICENSED PATENT RIGHTS with one or more enforceable claim(s) which, in the absence of a license from MONSANTO, would be infringed by making, using, or selling LICENSED COMMERCIAL SEED containing such LEPIDOPTERAN-ACTIVE GENE in the LICENSED COUNTRY; or (iii) the date on which MONSANTO holds no Effective Product Registrations. The term "Effective Product Registrations" means official clearances or written approvals, issued by governmental agencies in the LICENSED COUNTRY that, as of such date have authority to regulate the use of the LEPIDOPTERAN-ACTIVE GENE, which are necessary for sale of cotton seed containing such LEPIDOPTERAN-ACTIVE GENE in the LICENSED COUNTRY and which effectively prevent third parties not licensed by MONSANTO from selling seed containing the LEPIDOPTERAN-ACTIVE GENE in the LICENSED COUNTRY. Product registrations, if any, held by MONSANTO shall not be considered Effective Product Registrations if seed containing the LEPIDOPTERAN-ACTIVE GENE produced by third parties not licensed by MONSANTO makes up ten percent (10%) of COTTON PLANTING SEED containing the LEPIDOPTERAN-ACTIVE GENE legally sold in the LICENSED COUNTRY in any FISCAL YEAR. MONSANTO may terminate the COMPENSATION PERIOD at an earlier date by notice to D&PL.

          (b) Upon expiration of the COMPENSATION PERIOD with respect to a specific LEPIDOPTERAN-ACTIVE GENE, D&PL shall have a permanent, paid-up license to sell DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS containing that and only that specific LEPIDOPTERAN-ACTIVE GENE in the LICENSED COUNTRY, to use such DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS and the progeny thereof for any purpose, including to introduce the involved LEPIDOPTERAN-ACTIVE GENE into other DELTAPINE CULTIVARS, and to use in the LICENSED COUNTRY the involved LEPIDOPTERAN-ACTIVE GENE and other genetic materials that were used with the specific LEPIDOPTERAN-ACTIVE GENE in other DELTAPINE CULTIVARS, provided, however, that no license is provided either expressly or by implication under any patent owned by a third party or under any MONSANTO PATENT RIGHT to make, use, or sell any product which does contain the specific LEPIDOPTERAN-ACTIVE GENE for which the COMPENSATION PERIOD has ended. At such time as the COMPENSATION PERIOD ends for a LEPIDOPTERAN-ACTIVE GENE, MONSANTO shall have no future responsibility to D&PL under this Agreement with respect to such specific DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVAR and other DELTAPINE CULTIVARS derived therefrom or further use of that LEPIDOPTERAN-ACTIVE GENE and D&PL shall cease using the BOLLGARD(R) GENE TRADEMARK. Termination of such future responsibilities shall not affect obligations which accrued prior to the expiration of such period. D&PL shall assume full responsibility for the DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS containing such GENE and shall defend and indemnify against, and hold MONSANTO and its employees, directors, officers and agents harmless from, any loss, cost, liability or expense (including court costs and reasonable fees of attorneys and other professionals) incurred from any claim arising or in any way connected with D&PL's use of the LEPIDOPTERAN-ACTIVE GENE or any biological materials for which it holds a paid-up license; provided, HOWEVER, THAT: (I) D&PL SHALL HAVE SOLE CONTROL OF SUCH DEFENSE AND ALL NEGOTIATIONS RELATING TO ITS SETTLEMENT, PROVIDED, HOWEVER, THAT, D&PL SHALL KEEP MONSANTO ADVISED OF THE STATUS OF THE CLAIM AND ANY SUCH NEGOTIATIONS AND THAT ANY SETTLEMENT BY D&PL WHICH HAS OR COULD REASONABLY HAVE A SUBSTANTIAL DIRECT FINANCIAL IMPACT ON MONSANTO SHALL REQUIRE THE PRIOR WRITTEN APPROVAL OF MONSANTO WHICH SHALL NOT BE UNREASONABLY WITHHELD; (II) THE OBLIGATION TO INDEMNIFY IS CONDITIONAL ON MONSANTO HAVING NOTIFIED D&PL WITHIN THIRTY (30) DAYS OF THE RECEIPT BY MONSANTO OF A PERFORMANCE CLAIM SUBJECT TO THIS INDEMNIFICATION; (III) IF MONSANTO DESIRES TO HAVE ITS COUNSEL PARTICIPATE IN THE PREPARATION OF SUCH DEFENSE, TRIAL, OR SETTLEMENT OF ANY CLAIM SUBJECT TO THIS INDEMNIFICATION, SUCH PARTICIPATION SHALL BE AT MONSANTO'S EXPENSE; (IV) IF MONSANTO ASSUMES THE DEFENSE AGAINST ANY SUCH CLAIM, D&PL SHALL HAVE NO OBLIGATION TO DEFEND OR INDEMNIFY MONSANTO WITH RESPECT TO SUCH CLAIM; AND (V) MONSANTO MUST PROMPTLY PROVIDE ALL INFORMATION IN ITS POSSESSION REASONABLY REQUESTED BY D&PL AND MAKE AVAILABLE ALL PERSONNEL OF MONSANTO FOR DEPOSITIONS, TESTIMONY AND CONSULTATIONS, AND PROVIDE SUCH TECHNICAL ASSISTANCE REASONABLY REQUESTED BY D&PL TO THE EXTENT NECESSARY FOR THE DEFENSE OF THE ASSERTED CLAIM.

          (c) The provisions of Section 6.3(b) do not apply to any DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS containing a LEPIDOPTERAN-ACTIVE GENE for which the COMPENSATION PERIOD has not expired.

     6.4  TECHNOLOGY  FEE: In the event that MONSANTO gives notice under Section
3.11 and thereby grants D&PL additional rights in the LICENSED COUNTRY, MONSANTO shall set the TECHNOLOGY FEE for the LICENSED COUNTRY or, at its option, for each MARKET within the LICENSED COUNTRY. MONSANTO shall notify D&PL of (1) the initial TECHNOLOGY FEE(S) within sixty (60) days after the notice of Section
3.11 and (2) no later than the following September 1 the TECHNOLOGY FEE(S) to be charged during the coming FISCAL YEAR. If no such notice is sent by MONSANTO, the TECHNOLOGY FEE shall remain the same as that set for the previous FISCAL YEAR.

                     SECTION 7 -- BUSINESS RECORDS/PAYMENTS

     7.1 BUSINESS RECORDS: D&PL and MONSANTO shall keep records with respect to the LICENSED COUNTRY showing license fees due and collected from LICENSED GROWERS, the amount and prices of LICENSED COMMERCIAL SEED sold or otherwise transferred to third parties and showing the results of their respective activities under Sections 3.5(a), 4, and 6. D&PL and MONSANTO further agree to submit their books and records to be examined from time to time to the extent necessary to verify the reports provided for in this Section 7, such confidential examination to be made by a national auditing firm appointed by and at the expense of the party requesting such audit, which firm shall be reasonably acceptable to the other party. In the event that in any such audit, errors which in the aggregate are identified that result in a payment by the audited party to the requesting party of more than 2.5 percent of the amount which should have been paid, then the audited party shall pay the reasonable expense of such audit.

     7.2 REPORTS AND PAYMENTS:

          (a) On or before March 1 and August 1 of each FISCAL YEAR, D&PL shall submit to MONSANTO for each MARKET in the LICENSED COUNTRY a report on (i) sales of LICENSED COMMERCIAL SEED in each such MARKET since the most recent previous report and (ii) information necessary to determine compliance with
     Section 3.5(a), including information from any third party technology provider for genes added to a STACKED GENE COTTON SEED. Each report on sales shall include the UNITS invoiced and collected by variety of LICENSED COMMERCIAL SEED, and a calculation of the ROYALTY due along with the basis for such calculation. With each such report, D&PL shall pay to MONSANTO the ROYALTY due pursuant to Subsection 6.2 and any amounts necessary for compliance with the provisions of Subsection 3.5(a). If no such payment is due to MONSANTO for a particular MARKET in the LICENSED COUNTRY for the subject reporting period, the written report shall so state.

          (b) On or before March 1 and August 1 of each FISCAL YEAR, MONSANTO shall submit to D&PL for each MARKET in the LICENSED COUNTRY a report on NET LICENSE FEES invoiced and collected for each such MARKET since the most recent previous report. Each report shall include the TECHNOLOGY FEE charged in the LICENSE COUNTRY or each MARKET in the LICENSED COUNTRY. With each such report, MONSANTO shall pay to D&PL its share of the NET LICENSE FEES due pursuant to Subsection 6.1 for fees collected since the most recent previous report. If no such payment is due to D&PL for a particular MARKET in the LICENSED COUNTRY for the subject reporting period, the written report shall so state.

          (c) Reports and payments due pursuant to this Section 7 shall be sent to:

         If to D&PL:       Delta and Pine Land Company
                           One Cotton Row
                           Scott, Mississippi 38772
                           Attention: President


         If to MONSANTO:  Monsanto Company
                          800 North Lindbergh Boulevard
                          St. Louis, Missouri  63167
                          Attention: Global Product Management, Cotton

          or such other addresses as may be designated by the parties from time to time.

     7.3 INTEREST ON OUTSTANDING BALANCES: If either party fails to pay on any due date any amount which is payable under this Agreement, then, without prejudice to Subsection 10.5, that amount shall bear interest at the "Prime Rate on Corporate Loans at Large U. S. Money Center Commercial Banks" as reported by the Wall Street Journal on said due date plus three percent (3%) per annum from the due date until payment is made in full, both before and after any judgment.

     7.4 OFFSETTING PAYMENTS: Either party may request that the parties meet (in person or by telephone or video) fifteen days prior to the due dates provided in
Section 7.2 to give each other the reports due under Section 7.2 and calculate the net payment owed by one party to the other. In the event of such an offset, each report shall state that all or part of the compensation due to the other party was offset by the same amount due to the reporting party. If a debtor party has requested a meeting under this Section 7.4 and the other party has failed to comply, the next-due payment from such debtor party shall not be subject to interest payments under Section 7.3 until fifteen days after the other party has sent its report to the debtor party and made its payment, if applicable.

                          SECTION 8 -- CONFIDENTIALITY

     8.1 NON-DISCLOSURE OF CONFIDENTIAL INFORMATION:

          (a) Neither D&PL nor MONSANTO shall, at any time during the period specified by Subsection 8.2, disclose to any other person any confidential TECHNOLOGY or other confidential information which has been disclosed to it by the other party except with the prior written consent of the other party or as provided in Subsection 8.3; provided, however, MONSANTO shall be permitted to disclose any general information relating to performance of a LEPIDOPTERAN-ACTIVE GENE to the extent such disclosure is necessary or desirable for the commercialization of cotton seed containing a LEPIDOPTERAN-ACTIVE GENE in the LICENSED COUNTRY; provided, further that, MONSANTO shall not be permitted to disclose information relating specifically only to DELTAPINE CULTIVARS.

          (b) MONSANTO shall not disclose confidential D&PL pricing, sales, or other sensitive information to any competitor of D&PL.

     8.2 PERIOD OF CONFIDENTIALITY: The period referred to in Subsection 8.1 shall be the period beginning with the date of receipt of the confidential TECHNOLOGY or other confidential information and ending, with respect to that TECHNOLOGY or other information, ten (10) years thereafter.

     8.3 USES OF CONFIDENTIAL INFORMATION: Subject to the overriding provisions of Subsections 5.3, 5.4, and 5.5, any TECHNOLOGY or other confidential information which is disclosed by either D&PL or MONSANTO to the other party may be:

          (a) Disclosed by the RECIPIENT to any directors, officers, employees, agents or contractors of the RECIPIENT, to such extent only as is reasonably necessary for fulfillment of the RECIPIENT'S obligations under this Agreement or for the commercial exploitation of the cotton seed containing a LEPIDOPTERAN-ACTIVE GENE, and subject, in each case, to the RECIPIENT'S obligating the person in question to hold the same confidential by written agreement coincident in scope and term with the confidentiality obligation of this Agreement and that person further agreeing not to use the same except for the purposes for which the disclosure is made;

          (b) Disclosed by the RECIPIENT to any governmental or other authority or regulatory body to the extent required by law. Provided, however, that the RECIPIENT shall take all reasonable measures to ensure that such authority or body keeps the same confidential and does not use the same except for the purpose for which such disclosure is made. Provided, further, that the party proposing to so disclose shall give prior notice of that intent to the party which disclosed such TECHNOLOGY and/or other confidential information and permit said other party, at its option, to contest said requirement and to seek confidential treatment of such TECHNOLOGY or information;

          (c) Disclosed to a Court or litigant, to the extent such disclosure is ordered by a Court or governmental agency of competent jurisdiction. Provided, however, that the RECIPIENT shall take all reasonable measures to ensure that the Court, other litigants, or governmental agency keep the same confidential and does not use the same except for the purpose for which such disclosure is made. Provided, further, that the party proposing to so disclose shall give prior notice of that intent to the party which disclosed such TECHNOLOGY and/or other confidential information and permit said other party, at its option to contest said requirement and to seek confidential treatment of such TECHNOLOGY or information; and

          (d) Used by the RECIPIENT for any purpose, or disclosed by the RECIPIENT to any other person, to the extent only that it is on the EFFECTIVE DATE or thereafter becomes, public knowledge through no fault of the RECIPIENT, or is disclosed to the RECIPIENT by a third party as a matter of right, or can be shown by the RECIPIENT by written records to have been known to the RECIPIENT prior to such disclosure.

                           SECTION 9 -- FORCE MAJEURE

     9.1 FORCE MAJEURE: Except with regard to any payments required pursuant to this Agreement, no party shall be liable for delay or failure to perform, in whole or in part, by reason of contingencies beyond its reasonable control ("Force Majeure"), whether herein specifically enumerated or not, including, among others, acts of God, war, acts of war, revolution, civil commotion, riots, acts of public enemies, blockade or embargo, delays of carriers, car shortage, fire, explosion, breakdown of equipment, strike, chemical reversal reactions, lockout, labor dispute, casualty or accident, earthquake, epidemic, flood, cyclone, tornado, hurricane or other windstorm, delays of vendors, or by reason of any law, order, proclamation, regulation, ordinance, demand, requisition, requirement or any other act of any governmental authority, including, but not limited to, governmental actions restricting or preventing the growing or marketing of LICENSED COMMERCIAL SEED; provided, however, that the party so affected shall, as promptly as reasonably possible under the circumstances, give written or oral notice to each other parties whenever such a contingency appears likely to occur or has occurred and shall use all reasonable efforts to overcome the effects of the contingency as promptly as possible and shall allow each such party such access and information as may be necessary or desirable to evaluate such contingency. No party shall be required to resolve a strike, lockout or other labor problem in a manner which it alone does not deem proper and advisable. If any party is affected by an event of the sort enumerated in or contemplated by this Subsection 9.1, it may suspend performance of this Agreement for a period of time equal to the duration of the event excusing such performance and the time required to overcome the consequences of such event and resume performance. The affected party shall complete performance as required by this Agreement as soon as practicable after removal or cessation of the cause for the delay or reduction in performance.

                       SECTION 10 -- TERM AND TERMINATION

     10.1 TERM OF AGREEMENT: The term of this Agreement shall begin on the EFFECTIVE DATE and shall extend until D&PL is no longer selling any LICENSED COMMERCIAL SEED in the LICENSED COUNTRY, unless this Agreement is terminated earlier pursuant to a provision of this Section 10.

     10.2 TERMINATION:

          (a) MONSANTO shall have the right to terminate this Agreement by giving notice to D&PL if the BOLLGARD(R) GENE LICENSE is terminated other than a default by MONSANTO, and D&PL shall have the right to terminate this Agreement by giving notice to MONSANTO if the BOLLGARD(R) GENE LICENSE is terminated for any reason other than default by D&PL.

          (b) MONSANTO shall have the right, with respect to a particular LEPIDOPTERAN-ACTIVE GENE, to terminate this Agreement if, over a period of two (2) consecutive years starting January 1, 2001, total annual royalty revenue to MONSANTO from all of its licensees for use of the subject LEPIDOPTERAN-ACTIVE GENE in cotton is less than MONSANTO'S total annual royalty due to third parties under license agreements from those parties for their technology applied to cotton. MONSANTO shall notify D&PL when annual royalty revenue to MONSANTO from all of its licensees is less than one hundred twenty-five percent (125%) of MONSANTO'S total annual royalty due to said third parties. In the event that MONSANTO elects to terminate this Agreement under this Subsection 10.2(b), MONSANTO shall: (i) terminate also all license agreements for the use of the subject LEPIDOPTERAN-ACTIVE GENE with other licensees/sublicensees, if any; and (ii) allow D&PL and other sublicensees/licensees to sell only existing inventories of cotton seed containing the subject LEPIDOPTERAN-ACTIVE GENE in their possession as of the date of notice of termination or for which each is then obligated by contract to take delivery. In the event that MONSANTO so elects to terminate this Agreement under this Subsection 10.2(b) all other provisions of this Agreement shall remain in force until contractual purchase commitments are fulfilled, and such inventories are exhausted.

          (c) MONSANTO shall have the right, at its option, to convert the LICENSES to non-exclusive, and to grant licenses to other parties to use LEPIDOPTERAN-ACTIVE GENES and related MONSANTO TECHNOLOGY in the LICENSED COUNTRY if a change of Control of D&PL occurs. In each instance of a change of Control, MONSANTO shall provide notice to D&PL of its exercise of its option to convert the LICENSES within six (6) months of receipt of notice from D&PL of the occurrence of a change of Control. In the event MONSANTO sends no such notice to D&PL within the six (6) month period, MONSANTO may not convert the LICENSES to non-exclusive unless and until a subsequent change of Control occurs. For the purpose of this Subsection 10.2(c), "Control" shall mean (i) with respect to any corporation, the direct or indirect ownership of sufficient shares of voting stock of such corporation which would enable the holder thereof to elect a majority of the Board of Directors of the corporation or (ii) with respect to any other legal entity, ownership of an interest therein in excess of 50% thereof.

          (d) D&PL shall have the right to terminate this agreement by providing written notice to MONSANTO by August 31 in any FISCAL YEAR to have effect on August 31 of that FISCAL YEAR, in the event that D&PL determines, in its sole discretion, that (i) the sale of LICENSED COMMERCIAL SEED in the LICENSED COUNTRY does not meet D&PL's targets for profitability and return on investment, or (ii) the LICENSED PATENT RIGHTS and MONSANTO TECHNOLOGY licensed hereunder do not provide a sufficient competitive advantage to D&PL. For the two (2) FISCAL YEARS following the effective date of termination under this Section 10.2(d), D&PL shall sell to MONSANTO (or an affiliate of MONSANTO) quantities of LICENSED COMMERCIAL SEED ordered by MONSANTO not to exceed quantities necessary to meet the forecast set the previous February 1 under the provisions of Section 4.5 solely for resale in the LICENSED COUNTRY through D&PL's then existing distribution system. Such LICENSED COMMERCIAL SEED shall be sold by D&PL to MONSANTO at D&PL's distributor price applicable to LICENSED COMMERCIAL SEED sold by D&PL for resale in the LICENSED COUNTRY in the FISCAL YEAR ending on the effective date of termination, and, in addition, D&PL shall receive from MONSANTO a payment (a) in the first FISCAL YEAR, following the effective date of termination, equal to the NET LICENSE FEES collected on UNITS of LICENSED COMMERCIAL SEED invoiced by MONSANTO or its affiliates or licensees in the LICENSED COUNTRY with respect to the quantity of LICENSED COMMERCIAL SEED sold by D&PL under this Section 10.2(d) multiplied by [100% minus the MONSANTO ROYALTY PERCENTAGE applicable in the FISCAL YEAR ending on the effective date of termination], and in the second FISCAL YEAR following the effective date of termination, equal to the NET LICENSE FEES collected on UNITS of LICENSED COMMERCIAL SEED invoiced by MONSANTO or its affiliates or licensees in the LICENSED COUNTRY with respect to the quantity of LICENSED COMMERCIAL SEED sold by D&PL under this Section 10.2(d) multiplied by [85% minus the MONSANTO ROYALTY PERCENTAGE applicable to the FISCAL YEAR ending on the effective date of termination]. In the event that MONSANTO receives payment for seed from distributor(s) in the LICENSED COUNTRY on or before shipment, payment to D&PL for seed shall be made by MONSANTO in cash or by a confirmed irrevocable letter of credit received by D&PL prior to shipment of the seed to MONSANTO or its affiliate. Otherwise, payment to D&PL for seed shall be made by MONSANTO on thirty (30) day net terms or on such other terms as may be mutually agreed upon in writing. Payment of the said additional amounts shall be due, with respect to seed sold in each MARKET, on the dates set forth for payments to D&PL of its share of NET LICENSE FEES under Section 7.2 During the first and second FISCAL YEARS following the effective date of termination under this Section 10.2(d), D&PL shall provide, at its expense, a commercially reasonable level of technical support relating to sales in the LICENSED COUNTRY of LICENSED COMMERCIAL SEED sold to MONSANTO pursuant to this Section 10.2(d). The provisions of
     Section 13 of this Agreement shall remain in effect with respect to seed sold by D&PL to MONSANTO pursuant to this Section 10.2(d) during the first FISCAL YEAR following the effective date of termination under this Section 10.2(d), but shall thereafter have no further effect.

     10.3 BREACH OF OBLIGATIONS: Breach by any party of any of the material provisions of this Agreement (other than the confidentiality obligations of
Section 8 or default upon any of the payment obligations provided herein) shall entitle each of the other parties to give the party in breach or default at least ninety (90) days' notice to cure such breach or default. If a breach or default by the defaulting party is not cured within the ninety (90) day period, the materially-affected other party may terminate this Agreement, by giving notice to the other party to take effect immediately. Provided, however, that if a breach or default is not cured by MONSANTO within the ninety (90) day period, D&PL, to the extent that it shall have been materially affected by such default, may at its option by giving notice to MONSANTO (i) terminate this Agreement, or
(ii) terminate D&PL'S obligations under Subsection 4.4, with all other provisions of this Agreement to remain in effect. Such option selected by D&PL shall take effect immediately. Any termination under this Subsection 10.3 shall not affect any other rights the notifying party may have under this Agreement.

     10.4 DEFAULT ON PAYMENT: In the event D&PL defaults on any payment due to MONSANTO pursuant to Subsection 4.3(d) or Section 6, unless the default is caused by a default or other action by MONSANTO, and fails to cure such default within thirty (30) days of notice by MONSANTO, MONSANTO shall have the right to terminate this Agreement by giving notice to D&PL. In the event MONSANTO defaults on any payment due to D&PL pursuant to Section 6, unless the default is caused by a default or other action by D&PL, and fails to cure such default within thirty (30) days of notice by D&PL, D&PL shall have the right to terminate this Agreement by giving notice to MONSANTO.

     10.5 EFFECT OF TERMINATION: In the event this Agreement is terminated in its entirety or with respect to the LICENSED COUNTRY by either D&PL or MONSANTO, D&PL shall lose all rights and LICENSES granted to it pursuant to this Agreement with respect to the LICENSED COUNTRY, provided, however, that if this Agreement is terminated or with respect to the LICENSED COUNTRY by D&PL on account of a breach or default by MONSANTO, D&PL shall have the right to sell LICENSED COMMERCIAL SEED then in the possession of D&PL or which D&PL is then obligated by contract to take delivery in the LICENSED COUNTRY.

     10.6  SURVIVAL  OF  COVENANTS:  Notwithstanding  the  termination  of  this
Agreement by notice or otherwise, the rights and obligations conferred by Sections 6, 7, 8 11, 12, 13 and 14 with respect to events which occurred prior to such termination shall survive termination.

                       SECTION 11 -- WARRANTY/LIMITATIONS

     11.1 MONSANTO WARRANTIES: MONSANTO hereby warrants and represents that with respect to each LEPIDOPTERAN-ACTIVE GENE authorized by MONSANTO for COMMERCIAL SALE, as of its DATE OF APPROVAL FOR COMMERCIAL SALE in the LICENSED COUNTRY,
MONSANTO: (i) is the owner of such LEPIDOPTERAN-ACTIVE GENE and MONSANTO TECHNOLOGY used in the development thereof; (ii) is owner or licensee of any applicable LICENSED PATENT RIGHTS; and (iii) has the right to license (or sublicense) D&PL such LEPIDOPTERAN-ACTIVE GENE and LICENSED PATENT RIGHTS and MONSANTO TECHNOLOGY used in the development thereof for use under the terms of this Agreement;

     11.2 MUTUAL WARRANTIES:

          (a) MONSANTO warrants to D&PL that this License Agreement does not, and performance by MONSANTO of its obligations hereunder will not, contravene any provision of any agreement or contract binding upon MONSANTO.

          (b) D&PL warrants to MONSANTO that this License Agreement does not, and performance by D&PL of its obligations hereunder will not, contravene any provision of any agreement or contract binding upon D&PL.

     11.3 NO OTHER WARRANTIES: It is expressly understood that D&PL and MONSANTO MAKE NO REPRESENTATIONS, EXTEND NO WARRANTIES, EITHER EXPRESS OR IMPLIED, AND ASSUME NO RESPONSIBILITIES, OTHER THAN EXPRESSLY PROVIDED FOR HEREIN, WITH RESPECT TO:

          (a) THE PERFORMANCE, MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OF ANY LEPIDOPTERAN-ACTIVE GENE(S), RELATED MONSANTO TECHNOLOGY, LICENSED COMMERCIAL SEED, OR DELTAPINE CULTIVARS;

          (b) THE SCOPE OR VALIDITY OF ANY PATENT OF THE LICENSED PATENT RIGHTS; OR

          (c)  ANY   LEPIDOPTERAN-ACTIVE   GENE,  RELATED  MONSANTO  TECHNOLOGY,
     LICENSED COMMERCIAL SEED, OR DELTAPINE CULTIVARS OR USE THEREOF BEING FREE FROM INFRINGEMENT OF PATENTS OTHER THAN LICENSED PATENT RIGHTS.

                        SECTION 12 -- PATENT INFRINGEMENT

     12.1 UTILIZATION OF NON-INFRINGING TECHNOLOGY: If, in MONSANTO'S opinion, the development, production, processing, use, export or sale of LICENSED COMMERCIAL SEED with respect to the LICENSED COUNTRY, that has been authorized for COMMERCIAL SALE in writing by MONSANTO, would infringe a third party patent, MONSANTO shall employ reasonable business efforts and judgment to access the necessary license from said third party at no additional cost to D&PL, at which time said patent shall become part of the LICENSED PATENT RIGHTS. If MONSANTO has alternative TECHNOLOGY which MONSANTO can lawfully license for use by D&PL that obviates the need for said third party license which MONSANTO cannot access at a reasonable cost and results in plants which exhibit LEPIDOPTERAN RESISTANCE at the same or greater levels as plants produced from LICENSED COMMERCIAL SEED containing previously authorized TECHNOLOGY, MONSANTO shall make such alternative TECHNOLOGY available to D&PL. D&PL shall promptly utilize such alternative TECHNOLOGY to avoid the need for such third party license. Nothing in this Agreement shall preclude D&PL from negotiating directly with any third party for rights under patents or patent applications held by a third party. Provided, however, that any costs incurred by D&PL in negotiating for or acquiring any third party patent rights shall not be credited against any payments due to MONSANTO by D&PL unless MONSANTO agrees to such credit in writing.

     12.2 DEFENSE OF INFRINGEMENT CLAIMS:

          (a) Subject to the limitations of Subsection 12.3, MONSANTO shall assume the defense of any claim brought against D&PL by a third party for infringement of any patent of the LICENSED COUNTRY insofar as such claim arises solely from D&PL'S use in the LICENSED COUNTRY of transgenic cotton germplasm provided by MONSANTO pursuant to this Agreement ("D&PL Infringement Claim") and, except as provided to the contrary in this
     Section 12, shall assume the legal costs and expenses of defending D&PL against any such D&PL Infringement Claim. MONSANTO shall be permitted to conduct such defense with nationally-recognized patent counsel and litigation lawyers of its choice experienced in patent law and shall regularly keep D&PL informed in writing of the status and progress of the suit . If D&PL desires to have its counsel participate in the preparation of such defense, trial, or settlement of any D&PL Infringement Claim, such participation shall be at D&PL'S expense. Subject to the limitations of Subsection 12.2 and 12.3, MONSANTO shall indemnify D&PL against any and all monetary damages and/or costs actually awarded in such suit or any amounts paid in settlement in respect to such an D&PL Infringement Claim. In the event that D&PL assumes the defense against any D&PL Infringement Claim, MONSANTO shall have no obligation to defend or indemnify D&PL with respect to such D&PL Infringement Claim.

          (b) If the D&PL Infringement Claim is made by a third party, and (i) a license agreement is available on reasonable terms to settle the D&PL Infringement Claim, and (ii) D&PL does not accept the proposed reasonable license agreement, then MONSANTO's liability under its obligations to defend and indemnify D&PL with respect to such D&PL Infringement Claim shall be limited to sum of the costs incurred and damages attributable to D&PL's activities prior to the availability of the license plus an amount not to exceed the royalties and other monetary payments that would have been payable for D&PL's activities after availability of the license to the third party licensor had such license agreement been accepted.

          (c) The obligation of MONSANTO pursuant to this Subsection 12.2 shall apply only if:

               (i) D&PL notifies MONSANTO within ten (10) days of the receipt by D&PL of a notice of an alleged or potential infringement of a third-party patent by the production, use or sale of LICENSED COMMERCIAL SEED or a D&PL Infringement Claim.

               (ii) MONSANTO is given exclusive control of the defense of such D&PL Infringement Claim and all negotiations relating to its settlement; provided however that, MONSANTO shall keep D&PL advised of the status of the D&PL Infringement Claim and any such negotiations and that any settlement by MONSANTO which has or reasonably could have a substantial direct financial impact on D&PL shall require the prior written approval of D&PL which shall not be unreasonably withheld; provided further that for the purposes of this Subsection 12.2(c)(ii), a settlement which requires the payment of not more than the remaining indemnification amount of Subsection 12.3 to the third-party patent owner and would require no further payment to said third party for continued development, production, use or sale of LICENSED COMMERCIAL SEED shall not be considered to have a direct financial impact on D&PL; and

               (iii) D&PL promptly provides to the attorney(s) defending the action all relevant information in its possession (excluding information covered by confidentiality obligations to third parties) reasonably requested by MONSANTO and reasonably makes available all personnel of D&PL for depositions, testimony and consultations, and provides such technical assistance reasonably requested by MONSANTO to the extent necessary for the conduct of the suit and to the extent that D&PL has the power and the legal right to do so.

          (d) In the event of a D&PL Infringement Claim or an allegation of infringement of a third-party patent in the LICENSED COUNTRY and if a reasonable license agreement with that third party is not available, then D&PL shall, upon the written request of MONSANTO promptly cease and desist the infringing activity. If D&PL does not cease and desist such activity, MONSANTO shall have no obligation to defend or indemnify D&PL with respect to any such D&PL Infringement Claim.

     12.3 LIMITATION OF LIABILITY: MONSANTO's total liability at any time for all indemnification payments to third parties for patent infringement, payments made in settlement thereof, and costs associated with the defense of all D&PL Infringement Claims, shall not cumulatively exceed, the total amount of (i) NET LICENSE FEES retained by MONSANTO after payment of the amount due to D&PL under
Section 6.1, including those fees retained by MONSANTO for sales in the LICENSED COUNTRY prior to the EFFECTIVE DATE, plus (ii) the ROYALTY, if any, paid to MONSANTO by D&PL, all for sales in the applicable LICENSED COUNTRY.

     12.4 SUSPECTED INFRINGEMENT OF LICENSED PATENT RIGHTS: In the event D&PL learns of suspected infringement of LICENSED PATENT RIGHTS, then to the extent that D&PL is lawfully permitted to do so, D&PL shall notify MONSANTO to such effect and provide MONSANTO with the evidence concerning suspected infringement in D&PL'S possession. MONSANTO shall use reasonable efforts to terminate such infringement without litigation. Nothing herein shall be construed as conferring on D&PL any right to bring suit for infringement of LICENSED PATENT RIGHTS.

     12.5 EFFECT OF INVALIDITY OF LICENSED PATENT RIGHTS: In the event any claim of LICENSED PATENT RIGHTS is declared invalid or unenforceable by a final judgment of a court having competent jurisdiction, the LICENSES granted under
Section 3 shall terminate and have no force or effect as to the subject matter covered by that claim. However, subject to the provisions of Section 6, the LICENSES shall continue with respect to any remaining patent claims within LICENSED PATENT RIGHTS.

     12.6 SUSPECTED MISAPPROPRIATION OF MONSANTO TECHNOLOGY: In the event D&PL learns of any suspected misappropriation by a third party of a gene which is a candidate to become a LEPIDOPTERAN-ACTIVE GENE or other MONSANTO TECHNOLOGY, furnished by MONSANTO, or progeny thereof, to the extent that it may lawfully do so, D&PL shall notify MONSANTO, provide MONSANTO with the available information concerning the suspected misappropriation, and cooperate with MONSANTO to terminate such misappropriation and/or obtain redress therefor, but at the expense of MONSANTO.

         SECTION 13 -- CLAIMS BY VENDEE FOR FAILURE OF GENE PERFORMANCE

     13.1 PROCEDURE AND INDEMNITIES FOR VENDEE CLAIMS: In the event that a purchaser of LICENSED COMMERCIAL SEED makes a claim that one or both of the parties have breached a warranty for the LICENSED COMMERCIAL SEED or that it has otherwise failed to provide the expected performance, whether such claim is made in a governmental forum, such as a court, or by communicating directly with one of the parties or a distributor of LICENSED COMMERCIAL SEED, then the following shall apply:

          (a) Neither party shall communicate to such purchaser (hereinafter "claimant") that the alleged failure is due to the TECHNOLOGY of the other party.

          (b) A party receiving notice of a claim or action shall notify the other within fifteen days of receipt by the party.

          (c) In the case of any settlement in which a party expects the other party to share all or any portion of the cost of settlement, the parties shall first have agreed to any settlement offer prior to its communication to the claimant, including who shall be responsible for what portion of the settlement payment (whether in cash or goods or services). Alternatively, such agreement may include the agreement to refer the issue of responsibility to arbitration as provided in Subsection 13.1(e)(iv) below.

          (d) The parties shall jointly defend any formal action by a claimant or class of claimants.

          (e) The parties shall indemnify each other for the costs of such defense and any damages awarded or paid by way of a settlement agreed upon as provided in Subsection 13.1(c) (together, the "action costs") as a result of such action on the following basis:

               i) If the LICENSED  COMMERCIAL SEED involved in the action failed to meet the SEED PURITY STANDARD or if the DELTAPINE CULTIVAR or COTTON PLANTING SEED is the cause of the alleged failure regardless of the presence of the LEPIDOPTERAN-ACTIVE GENE, then D&PL shall indemnify MONSANTO for one hundred percent of the action costs; or

               ii) If the LICENSED COMMERCIAL SEED involved in the action also contained a ROUNDUP READY(R) GENE, and the claimant used ROUNDUP(R) herbicide sourced from MONSANTO over the plants grown from such LICENSED COMMERCIAL SEED, and such ROUNDUP(R) herbicide is shown to be defective, and such defect is the cause of the alleged failure, then MONSANTO shall indemnify D&PL for one hundred percent of the action costs; or

               iii) If neither of (i) or (ii)  applies,  then if the presence of the LEPIDOPTERAN-ACTIVE GENE or the ROUNDUP READY(R) GENE, if applicable, or a failure of performance of either GENE is the cause of the alleged failure of the LICENSED COMMERCIAL SEED, MONSANTO shall be responsible for a percentage of the action costs equal to the MONSANTO ROYALTY PERCENTAGE applicable to the sale of the LICENSED COMMERCIAL SEED which led to the action and D&PL shall be responsible for the balance of the action costs, (and each party indemnifies the other for such amount), provided that D&PL shall have no responsibility for such action costs in the event that breach of an express warranty by MONSANTO or its agents gave rise to the cause of action and D&PL had not agreed to the terms of such express warranty, and that MONSANTO shall have no responsibility for such action costs in the event that breach of an express warranty by D&PL or its agents gave rise to the cause of action and MONSANTO had not agreed to the terms of such express warranty; or

               iv) If MONSANTO and D&PL do not agree on which of (i),  (ii),  or
          (iii) applies, then the parties shall submit to arbitration, as provided in Section 10.11 of the OPTION AGREEMENT, the issue of the cause of the alleged failure of LICENSED COMMERCIAL SEED, and, if necessary, the liability of each party under this agreement, following the allocations provided in this Section 13.1(e), provided that (A) if the Arbitrator determines that no one of (i), (ii), or (iii) applies but also determines that the cause for the alleged failure can be allocated with reasonable certainty among MONSANTO and D&PL in percentage terms, the Arbitrator may allocate the action costs in accordance with such finding concerning cause, but (B) if the Arbitrator cannot determine the cause of the alleged failure of performance under the above provisions of this Section 13.1, then MONSANTO shall be responsible for a percentage of the action costs equal to the MONSANTO ROYALTY PERCENTAGE applicable to the sale of the LICENSED COMMERCIAL SEED which led to the action and D&PL shall be responsible for the balance of the action costs (and each party indemnifies the other for such amount). The arbitrator(s) shall not have the power to alter, amend, or otherwise affect the terms of this Agreement.

          (f) In the event that information comes to the attention of either MONSANTO or D&PL that a change in conditions has occurred which reasonably necessitates a modification of performance warranty(ies) previously agreed upon by the parties, the party having such information shall notify the other party within sixty (60) days after receipt of such information and MONSANTO and D&PL shall each act in good faith to reach agreement upon appropriate modification(s) of such performance warranty(ies).

          (g) In the event information which has been reasonably verified comes to either MONSANTO'S or D&PL'S attention any time after mutual agreement on express performance warranty(ies) which at the time of its receipt and verification would be reasonably convincing to an expert in the relevant field that the express performance warranty(ies) should be modified and the party with such information does not notify the other party of such information within sixty (60) days thereafter, then the party withholding such information shall be solely liable for the costs of all such claims arising from the alleged breach of such express performance warranty(ies) in connection with sales occurring between (1) the date on which D&PL in the exercise of reasonable commercial diligence could have disseminated effective legally-binding modification(s) of such express performance warranty(ies) had such information been known to it and (2) the date on which D&PL does, or in the exercise of reasonable commercial diligence could, disseminate effective legally-binding modification(s) of such performance warranty(ies), and the party withholding such information shall indemnify and hold the other party harmless from and against any and all damages or other liabilities arising from such claims and for any extra expenses arising from its delay in notifying the other party of such information.

     13.2 FAILURE TO COMPLY WITH REQUIRED PROCEDURES: If a party breaches the provisions of Section 13.1 with respect to a claim or claims by purchasers of LICENSED COMMERCIAL SEED, then that party shall be one hundred percent responsible for the costs of settling or defending such claim(s) and for any damages awarded as a result of actions involving such claim(s).

     13.3 D&PL'S INDEMNITY FOR VENDEES CLAIMS: EXCEPT AS EXPRESSLY PROVIDED IN SUBSECTIONS 13.1 AND 13.2, D&PL SHALL DEFEND AND INDEMNIFY AGAINST, AND HOLD
MONSANTO AND ITS EMPLOYEES, DIRECTORS, OFFICERS AND AGENTS HARMLESS FROM, ANY LOSS, COST, LIABILITY OR EXPENSE (INCLUDING COURT COSTS AND REASONABLE FEES OF ATTORNEYS AND OTHER PROFESSIONALS) INCURRED FROM ANY CLAIM BY COTTON FARMERS WHO PURCHASE, AND OF DISTRIBUTORS AGAINST WHOM SUCH FARMERS MAY MAKE CLAIMS, ARISING OR IN ANY WAY CONNECTED WITH LICENSED COMMERCIAL SEED, ANY PLANT GROWN THEREFROM OR THE PERFORMANCE OF EITHER. PROVIDED, HOWEVER, THAT: (I) D&PL SHALL HAVE SOLE CONTROL OF SUCH DEFENSE AND ALL NEGOTIATIONS RELATING TO ITS SETTLEMENT; PROVIDED HOWEVER THAT, D&PL SHALL KEEP MONSANTO ADVISED OF THE STATUS OF THE CLAIM AND ANY SUCH NEGOTIATIONS AND THAT ANY SETTLEMENT BY D&PL WHICH HAS OR COULD REASONABLY HAVE A SUBSTANTIAL DIRECT FINANCIAL IMPACT ON MONSANTO SHALL REQUIRE THE PRIOR WRITTEN APPROVAL OF MONSANTO WHICH SHALL NOT BE UNREASONABLY WITHHELD; (II) THE OBLIGATION TO INDEMNIFY IS CONDITIONAL ON MONSANTO HAVING NOTIFIED D&PL WITHIN THIRTY (30) DAYS OF THE RECEIPT BY MONSANTO OF A PERFORMANCE CLAIM SUBJECT TO THIS INDEMNIFICATION; (III) IF MONSANTO DESIRES TO HAVE ITS COUNSEL PARTICIPATE IN THE PREPARATION OF SUCH DEFENSE, TRIAL, OR SETTLEMENT OF ANY CLAIM SUBJECT TO THIS INDEMNIFICATION, SUCH PARTICIPATION SHALL BE AT MONSANTO'S EXPENSE; (IV) IF MONSANTO ASSUMES THE DEFENSE AGAINST ANY SUCH CLAIM, D&PL SHALL HAVE NO OBLIGATION TO DEFEND OR INDEMNIFY MONSANTO WITH RESPECT TO SUCH CLAIM; AND (V) MONSANTO MUST PROMPTLY PROVIDE ALL INFORMATION IN ITS POSSESSION REASONABLY REQUESTED BY D&PL AND MAKE AVAILABLE ALL PERSONNEL OF MONSANTO FOR DEPOSITIONS, TESTIMONY AND CONSULTATIONS, AND PROVIDE SUCH TECHNICAL ASSISTANCE REASONABLY REQUESTED BY D&PL TO THE EXTENT NECESSARY FOR THE CONDUCT OF THE SUIT.

                              SECTION 14 -- GENERAL

     14.1 ASSIGNMENT OF D&PL'S RIGHTS AND OBLIGATIONS: D&PL shall have the right to assign this Agreement in connection with the reorganization, consolidation, spin-off, sale, or transfer of substantially all of the stock or assets related to that portion of its business pertaining to the subject matter of this Agreement, either alone or in conjunction with other D&PL businesses as part of an overall reorganization of D&PL. The assignee shall agree in writing to be bound by all terms of this Agreement, and D&PL shall thereafter be released from all obligations hereunder. In addition, D&PL shall have the right to assign its respective rights or obligations and delegate its performance hereunder, in whole or in part, to any one of its affiliates which carries out the activities licensed under this Agreement; provided, however, that D&PL shall remain liable for the obligations of that affiliate hereunder. Except as provided above, D&PL shall not (by operation of law or otherwise) assign, mortgage, give as security, or license any of its rights hereunder, nor shall D&PL subcontract or delegate (other than in the ordinary course of business) any of its obligations hereunder (except as otherwise provided in this Agreement), except with the written consent of MONSANTO.

     14.2 ASSIGNMENT OF MONSANTO'S RIGHTS AND OBLIGATIONS: MONSANTO shall have the right to assign this Agreement in connection with the reorganization, consolidation, spin-off, sale, or transfer of substantially all of the stock or assets related to that portion of its business pertaining to the subject matter of this Agreement, either alone or in conjunction with other MONSANTO businesses as part of an overall reorganization of MONSANTO. The assignee shall agree in writing to be bound by all the terms of this Agreement, and MONSANTO shall thereafter be released from all obligations hereunder. In addition, MONSANTO shall have the right to assign its respective rights or obligations and delegate its performance hereunder, in whole or in part, to any of its affiliates provided, however, that MONSANTO shall remain liable for all obligations hereunder. Except as provided above, MONSANTO shall not (by operation of law or otherwise) assign, mortgage, give as security, or license any of its rights hereunder, nor shall MONSANTO subcontract or delegate (other than in the ordinary course of business) any of its obligations hereunder (except as otherwise provided in this Agreement), except with the written consent of D&PL.

     14.3 RELATION OF PARTIES: Nothing in this Agreement shall create, or be deemed to create, a partnership, or the relationship of principal and agent among the parties. No provision of this Agreement is intended to be for the benefit of or enforceable by any third party.

     14.4 INTEGRATION OF CONTRACT: This Agreement constitutes the full understanding of the parties, a complete allocation of risks between them and a complete and exclusive statement of the terms and conditions of their agreement relating to the subject matter hereof. Except as provided in Section 3.13, all prior agreements, negotiations, dealings and understandings, whether oral or written, regarding the subject matter hereof are hereby superseded and merged into this Agreement.

     14.5 WAIVERS AND AMENDMENTS: This Agreement may be amended, superseded, canceled, renewed or extended, and the terms hereof may be waived, only by a written instrument signed by the parties, or in the case of a waiver, by the party waiving compliance. Except where a specific period for action or inaction is provided herein, no delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof. Nor shall any waiver on the part of any party of any such right, power or privilege, nor any single or partial exercise of any such right, power or privilege, preclude any further exercise thereof or the exercise of any subsequent or other such right, power or privilege. Except as otherwise provided herein, no conditions, usage of trade, course of dealing or performance, understanding or agreement, purporting to modify, vary, explain or supplement the terms or conditions of this Agreement (except for the other Related Agreement(s) shall be biding unless hereafter made in writing and signed by the party to be bound, or by a written amendment hereof executed by the parties, and no modification shall be effected by the acknowledgment or acceptance of any forms or other documents containing terms or conditions at variance with or in addition to those set forth in this Agreement

     14.6 HEADINGS: Section and Subsection headings as to the contents of particular Sections and Subsections are for convenience only and are in no way to be construed as part of this Agreement or as a limitation of the scope of the particular Section or Subsection to which they refer.

     14.7 REFERENCES TO SECTIONS, SUBSECTIONS AND EXHIBITS: Unless otherwise expressly stated, all Sections and Subsections referred to herein are Sections and Subsections of this Agreement, and all Appendices referred to herein are Appendices attached hereto.

     14.8 PARTIAL INVALIDITY: If any provision of this Agreement is held by any competent authority to be invalid or unenforceable in whole or in part, this Agreement shall continue to be valid as to the other provisions thereof and the remainder of the affected provision; provided, however, that if such determination of invalidity or unenforceability substantially diminishes the value of the Agreement to a party, then the parties shall promptly negotiate in good faith to modify the agreement as necessary to make it fair and equitable to both parties. If the parties fail to agree upon modifications of the agreement to resolve the issue within ninety (90) days from commencement of negotiations, either party may then terminate the agreement by written notice given within thirty (30) days after expiration of said ninety (90) day period, said termination to take effect one year after commencement of negotiations.

     14.9 GOVERNING CONTRACT LAW: This Agreement shall, except as provided in Subsection 14.10, be governed and construed in all respects in accordance with the laws of the State of Delaware (other than its rules of conflicts of law).

     14.10 NOTICES: Any notice or other information required or authorized by this Agreement to be given by any party to the other shall be given in writing and shall be deemed sufficiently given when delivered by hand, or transmitted by express mail or overnight courier service, or transmitted by facsimile or other means of electronic data transmission, confirmed by express mail or overnight courier service, to the following addresses of the other party or such other address(es) as is (are) notified to the subject parties by the other party from time to time.

         If to D&PL:         Delta and Pine Land Company
                             One Cotton Row
                             Scott, Mississippi  38772
                             Attention:  President

         If to MONSANTO:     Monsanto Company
                             800 North Lindbergh Boulevard
                             St. Louis, Missouri  63167
                             Attention:  Global Product Management, Cotton

     14.11 INCORPORATION OF EXHIBITS: The Appendices are incorporated herein and made a part hereto.

     IN WITNESS WHEREOF, this Agreement has been executed by duly authorized representatives of the parties herein.


                                         DELTA AND PINE LAND COMPANY

                                         By:________________________________

                                         Title:_____________________________


                                         MONSANTO COMPANY

                                         By:________________________________

                                         Title:_____________________________

                                   APPENDIX 1

                             LICENSED PATENT RIGHTS



Patent Application ______

                                   APPENDIX 2

                       BOLLGARD(R) GENE TRADEMARK LICENSE

                    BOLLGARD(R) TRADEMARK LICENSE FOR MEXICO


     This Agreement, made as of the day of November, 2000, by and between Monsanto Company, a corporation organized and existing under the laws of the State of Delaware, having its principal place of business at 800 North Lindbergh Boulevard, St. Louis, Missouri 63167 (hereinafter referred to as "MONSANTO"), and Delta and Pine Land Company, organized and existing under the laws of the State of Delaware, having a principal place of business at One Cotton Row, Scott, Mississippi 38772 (hereinafter referred to as "LICENSEE")

                                  WITNESSETH:

WHEREAS, MONSANTO is the owner of the trademark, which is the subject of Mexican trademark registrations 222783 and 313921 for BOLLGARD(R) Genes (hereinafter referred to as the "BOLLGARD(R) Trademark");

WHEREAS, MONSANTO and LICENSEE have entered into a license agreement for sale by LICENSEE of cotton seed containing a LEPIDOPTERAN-ACTIVE GENE (hereinafter referred to as the "LICENSE AGREEMENT"); and

WHEREAS, LICENSEE desires to obtain a license to use the BOLLGARD(R) Trademark in connection with the sale in Mexico of transgenic cotton seed containing insect resistance genes licensed by MONSANTO pursuant to the LICENSE AGREEMENT;

NOW, THEREFORE, in consideration of the mutual undertakings and obligations herein obtained, the parties agree as follows:

     1. MONSANTO hereby grants to LICENSEE, subject to all of the terms and conditions herein contained, a non-exclusive, royalty-free license to use the BOLLGARD(R) Trademark on or in relation to cotton seed which contains insect resistance genes and which has been produced pursuant to the LICENSE AGREEMENT (hereinafter referred to as "Goods"). This license shall be assignable to a third party only in the manner specified in Subsections 14.1 and 14.2 of the LICENSE AGREEMENT and only as part and parcel of an assignment of the LICENSE AGREEMENT.

     2. LICENSEE agrees that it will use the BOLLGARD(R)Trademark on all Goods, but only on Goods which meet the all standards for quality set out in the LICENSE AGREEMENT.

     3. MONSANTO shall have the right at all reasonable times to inspect and examine the methods, processes and containers used by LICENSEE in bagging, treating and storing the Goods on which the LICENSEE uses the BOLLGARD Trademark and to request samples of such Goods and containers. LICENSEE agrees to permit such inspections and examinations and to furnish such samples. Such inspection and examination shall be for the sole purpose of confirming that the quality of the Goods meets the standards set forth in writing by MONSANTO and shall not be used for any competitive purpose whatsoever.

     4. LICENSEE shall have the right to use the BOLLGARD(R) Trademark in advertising and promotional literature and the like, as well as on labels, packaging, containers and the like, for the Goods. LICENSEE agrees that each such use of the BOLLGARD(R) Trademark shall be in accordance with the provisions of Section 3.6 of the LICENSE AGREEMENT and agrees that the BOLLGARD(R) Trademark shall be used only with the (R) symbol which shall be keyed to the footnote "Registered trademark of, and used under license from, Monsanto Company". LICENSEE further agrees to submit to MONSANTO representative samples of labels, packaging, containers, advertising, promotional materials and other materials to which the BOLLGARD(R) Trademark is applied.

     5. LICENSEE acknowledges MONSANTO'S exclusive ownership of all right, title and interest in and to the BOLLGARD(R) Trademark and agrees that LICENSEE's use of the BOLLGARD(R) Trademark shall inure to the benefit of MONSANTO. LICENSEE further agrees that it will in no way dispute, impugn or attack the validity of said BOLLGARD(R) Trademark or MONSANTO'S rights thereto.

     6. The term of this Agreement shall be coextensive with the term of the LICENSE AGREEMENT unless sooner terminated in accordance with the terms of
Section 7 hereof.

     7. If at any time, LICENSEE should use the BOLLGARD(R) Trademark for Goods not produced in accordance with the terms of the LICENSE AGREEMENT, or if at any time LICENSEE breaches any other provision of this Agreement or fails to observe any of its obligations hereunder the license granted herein shall be terminable upon written notice from MONSANTO to that effect. Provided, however, that LICENSEE shall have ninety (90) days from the receipt of such notice to cure any breach or default.

     8. LICENSEE agrees to notify MONSANTO promptly of any apparent infringement of the BOLLGARD(R) Trademark. MONSANTO will take such action regarding such infringement as it deems, in its sole discretion, to be necessary or desirable, and LICENSEE agrees to cooperate therein.

     9. MONSANTO agrees to indemnify and hold LICENSEE harmless from and against all claims, suits, damages and costs arising out of a claim of trademark infringement on account of LICENSEE's use of the BOLLGARD(R) Trademark. Provided, however, that LICENSEE shall promptly notify MONSANTO of such claim or suit and shall reasonably cooperate with MONSANTO in the defense thereof.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed in duplicate by their duly authorized representatives as of the date first set forth above.


                                      MONSANTO COMPANY
 WITNESS
                                      By

                                      Title




                                      DELTA AND PINE LAND COMPANY

WITNESS
                                      By

                                      Title

                                   APPENDIX 3

                             Quality Specifications

Seed Production
All production of LICENSED COMMERCIAL SEED must follow guidelines of an approved Quality Assurance Program. Seed production fields for any LICENSED COMMERCIAL SEED must be inspected by the State Crop Improvement Association inspector, trained qualified third party inspectors or trained qualified D&PL company inspectors.


Presence of LEPIDOPTERAN-ACTIVE GENE in LICENSED COMMERCIAL SEED

All seed lots must be tested to verify that at least 98% of the finished seed contains the LEPIDOPTERAN-ACTIVE GENE. D&PL must conduct these tests on each seed lot using a protocol approved by MONSANTO. Data should be maintained in D&PL's possession for at least three (3) years following the last sale of the seed. Data shall promptly be made available to MONSANTO upon request.

Breeder seed lots will be sampled and tested for verification of the presence of the intended event(s) and the absence of unintended events using MONSANTO approved assays and tolerances. The term "unintended event" shall mean DNA molecules, vector, or constructs (or replicates thereof) not naturally occurring in cotton and not intended to be present in the variety. Tolerances of unintended events will be as set forth in the definition of SEED PURITY STANDARD. Seed will not be offered for sale unless it meets the appropriate threshold.

MONSANTO shall have a right to audit D&PL's quality control program through a confidential examination to be made by a qualified third party, reasonably acceptable to D&PL, who may take and test sub-samples from the samples retained by D&PL. All test results, inspection records, and other quality assurance or quality control documentation shall be available to such auditor upon request. The third party auditor may not disclose D&PL's methods for quality assurance but shall report to MONSANTO whether D&PL is in compliance with the requirements of the SEED PURITY STANDARD.

Costs

All costs associated with Quality Assurance programs shall be borne by D&PL.

                                   APPENDIX 4

             PROCEDURE FOR ARCHIVING/STORAGE OF SAMPLES OF SEED LOTS

         1.1  Purpose.
         The protocol focuses on the collection, storage and security of file samples representing processed lots of LICENSED COMMERCIAL SEED. Storage of said samples is to satisfy pertinent State and Federal Seed Law requirements, for the development of historical data, and for confirmation and evaluation in the event of customer inquiries and legal claims and to confirm MONSANTO'S and D&PL'S legal rights and/or obligations under this Agreement.

         1.2  Responsibility.
         (1) D&PL'S Quality Assurance Department will obtain a representative sample from every finished seed lot during the conditioning process. The sample will be taken by the automatic sampling device at the bagging station (or probed by hand, whichever is appropriate) and divided into representative portions as per the Association of Official Seed Analysts Rules for Testing Seeds. The portion for storage will weigh approximately 1.5 pounds.

         (2) These samples will be labeled with lot number, variety, CLASS, year grown, date, and number of bags per lot, then immediately sealed in a 4-mil linear low density polyethylene bag that is laminated with saran-coated 48 gauge polyester, or comparable container, to provide a good moisture barrier.

         (3) In order to preserve sample quality, where such storage conditions are commercially reasonable, samples will be stored in either air-conditioned storage, or in dry, arid environments where relative humidity and temperature combined do not exceed 100 (when the temperature is expressed in degrees Fahrenheit).

         (4) Access to these samples will be restricted to persons authorized by D&PL, and will be kept in a physically secure location.

         (5) In order to safeguard samples from natural and other disasters, a portion (approximately 0.5 pounds) of every file sample will be kept at another D&PL location.

         (6) These samples will be stored for a period of three (3) years after the creation of the lot. If, prior to expiration of this period, claims or other legal proceedings have been commenced which involve the specific lot, the sample will be retained until a matter is finally concluded.

         (7) MONSANTO reserves the right to appoint a qualified third party, reasonably acceptable to D&PL, to conduct a confidential audit of D&PL's quality assurance activities to assure trait purity is maintained. The third party auditor may not disclose D&PL's methods for quality assurance but shall report to MONSANTO whether D&PL is in compliance with the requirements of this Appendix 4

                                   APPENDIX 5

                             GENE EQUIVALENCY TESTS


Objective: Ensure that new DELTAPINE LEPIDOPTERAN-ACTIVE CULTIVARS (hereafter in Appendix 5 referred to as "new varieties") meet a minimum standard of performance relative to insecticidal protein expression.

Background: This protocol is designed for the purpose of testing such new varieties to ensure that they express the B.t. TOXIN(S) at a level that is equal to or greater than a standard established by MONSANTO. New varieties will be tested at representative locations throughout the cotton growing areas of target world areas and protein expression determined through laboratory bioassays. Each location will include standard varieties appropriate for the world area and candidate varieties must meet or exceed the expression levels of the standard varieties. Standard varieties to be used in such trials shall be selected by mutual agreement of MONSANTO and D&PL, consent to which agreement on identification of standard varieties shall not be unreasonably withheld or delayed by either party.


Experimental Design: All new candidate varieties and the appropriate standards must be planted at six locations. Single row strip plots should be used. Each row should be no less than 10 meters in length. The plots areas should be uniform in terms of soil properties and agronomic management.

Plot  Management:   Good  agronomic  management  practices  should  be  used  as appropriate for the site. Use in-furrow and maintenance insecticides as needed. Plant growth regulators should be used as appropriate.

Sampling: Two plant parts will be sampled at three times across all varieties at each location. Plants with a first position white flower should be selected for sampling. The first position white flower is used as a reference point in the plant. Ten plants should be sampled per plot for each sampling date. Plants with aberrant growth patterns, such as "crazy cotton" should not be sampled. All 10-plant samples for each variety/plant part should be placed in the same sample bag and immediately placed on ice. Samples should be frozen as soon as possible after leaving the field. Samples may be stored for short periods in a normal freezer prior to shipping.

         Plant parts:

         1.   Terminal leaf 2.5 cm in diameter
         2.   Fruiting structure

                  _ At first two sampling times (sampling times 1 & 2 below) collect the first position squares located 2 nodes above the first position white flower
                  _ At the third sampling time (sampling time 3 below) collect the first position boll immediately below the white flower

         Sample Times:

          1. 10 -14 days post first flower (first flower is the point when1/2of the varieties have started blooming)
          2.   Two weeks post first sampling
          3.   Four weeks post first sampling



Plant Growth Stage Documentation: At the third sampling time record the following parameters for each plant sampled:

         _    Node of first position white flower
         _    Nodes above white flower  (NAWF),  i.e. where the terminal node is the upper most node with a leaf greater than 2.5-cm in diameter.
         _    Date

Sample Shipment: Plant samples should remain frozen at all times. Samples should be packed in dry ice and shipped overnight to the designated lab.


Environmental Data: Any abnormal weather conditions should be recorded, such as extremes in temperature, rainfall, drought, water logged soils, etc. Record the timing extent and duration of the abnormal weather conditions. Also record any unfavorable or unusual management practices that might cause stress or excessive growth in the plants such as over/under irrigation, too much fertilizer, herbicide damage, etc.

 Efficacy Standard: To meet the minimum standard of performance the average expression across all locations within a plant part (squares and bolls) and within a sampling time must not be statistically lower than the standard at the 95% confidence level. This criteria must be met for all plant part/timing samples. In completing the statistical analysis locations are to be used as blocks.

 NOTE: Terminal leaves are being collected but not used as part of the efficacy standard. These samples will be used to monitor expression in foliar tissue. MONSANTO reserves the right to include a reasonable minimum level of expression in these samples in the future.

Varieties that have passed the above mentioned protocol for two years in any world area may be considered exempt from additional Gene Equivalency trials and approved for sale in the licensed country based on mutual agreement of MONSANTO and D&PL, such agreement not to be unreasonably withheld or delayed.

Commercial seed production and commercial agronomic testing may be started after a variety passes one year of Gene Equivalency trials if approval is obtained from MONSANTO in writing. Commercial agronomic testing should not exceed whichever is smaller: 10,000 acres or one half percent of the total cotton acreage in the MARKET.

 All costs associated with Gene Equivalency Trials shall be borne by D&PL. The cost of the protein expression studies will be $3,000 per entry for the 2001 season.

                                   Appendix 6

                           VARIETY COMPARISON PROTOCOL


D&PL will conduct trials in each MARKET in each FISCAL YEAR and will include all D&PL varieties containing a LEPIDOPTERAN-ACTIVE GENE that are being sold in that MARKET that year.

The trials will have at least 4 replications, 2 rows, and be at least 15 meters in length. The check variety(ies) shall be determined according to Section 4.3(b). Fields will be managed agronomically and for pest control based on best cultural practices for maximizing return of the competitive variety. Data will be collected on yield and fiber properties.

Trials will be summarized and the data presented to MONSANTO by thirty (30) days prior to the dates set in Section 7.2. All data will be presented to MONSANTO for review, but only trials with valid L.S.D.'s 0.05 will be included in the summary analysis which will compare D&PL varieties to the control variety(ies) for the applicable season(s). D&PL must provide at least two trials per FISCAL YEAR and per MARKET that meet this criterion. Data shall be evaluated using an analysis of variance across years, locations, and varieties. The LSD 0.05 threshold for treatment mean separation will be 135 for trials with an average lint yield of 300 pounds per acre. The LSD threshold will increase by 5 for every 100 pound increase in average lint yield; e.g., a trial with an average lint yield of 1000 pounds per acre will be considered valid if the LSD 0.05 is less than or equal to 170 (i.e., 135 + 35 = 170). Seed cotton weights and LSD's will be converted to lint equivalents using a gin turn out of 0.35% if actual lint percentages are not available.

Exhibit 10.34
                       ROUNDUP READY(R) LICENSE AGREEMENT
                        FOR THE REPUBLIC OF SOUTH AFRICA


     THIS AGREEMENT is made as of the _________ day of September, 2001, by and between Monsanto Company, a subsidiary of Pharmacia Corporation, having a place of business at 800 North Lindbergh Boulevard, St. Louis, Missouri 63167, and Delta and Pine Land Company, having a place of business at One Cotton Row, Scott, Mississippi 38772.

                             SECTION 1 -- BACKGROUND

     1.1 MONSANTO has developed and has a present intention to continue to develop TECHNOLOGY which is useful in the production of genetically modified cotton plants exhibiting tolerance to GLYPHOSATE and also possesses certain know-how and germplasm relating to such cotton plants.

     1.2 MONSANTO, D&M PARTNERS, and D&PL have entered into the RR GENE LICENSE pertaining to the commercialization of the above-described MONSANTO TECHNOLOGY in the United States.

     1.3 Simultaneously with the execution of the RR GENE LICENSE, MONSANTO and D&PL entered into the OPTION AGREEMENT in which MONSANTO granted to D&PL rights to obtain nonexclusive licenses to commercialize MONSANTO TECHNOLOGY pertaining to ROUNDUP READY(R) GENES in certain countries outside the United States.

     1.4 The parties wish to enter into this Agreement pursuant to the OPTION AGREEMENT and set forth the rights and obligations of the parties, relevant to the sale of DELTAPINE ROUNDUP READY(R) CULTIVARS in the Republic of South Africa.

                           SECTION 2 - INTERPRETATION

     2.1 DEFINITIONS: In this Agreement, unless the context otherwise requires:

          2.1.1 The term "AVERAGE UNIT GROSS MARGIN PERCENTAGE" with respect to a particular CLASS of COTTON PLANTING SEED means one minus the quotient of the COST OF GOODS SOLD divided by the WHOLESALE PRICE per unit for that particular CLASS averaged over all units of that particular CLASS sold in the applicable FISCAL YEAR, expressed as a percentage.

          2.1.2 The term "B.t.  TOXIN" means the  insecticidal  protein  derived
     from  Bacillus  thuringiensis,   and  any  active  fragment,  modification,
     deletion, or mutation thereof, which is toxic to LEPIDOPTERAN INSECTS.

          2.1.3 The term "CLASS" means a type of COTTON PLANTING SEED categorized by the presence or absence of a trait or traits introduced using the biotechnology of MONSANTO or another. An example of a class is LICENSED COMMERCIAL SEED containing only a LEPIDOPTERAN-ACTIVE GENE; another example is LICENSED COMMERCIAL SEED containing both a LEPIDOPTERAN-ACTIVE GENE and a ROUNDUP READY(R) GENE.

          2.1.4 The term "COMBINED PRODUCT" shall mean LICENSED COMMERCIAL SEED which also contains the LEPIDOPTERAN-ACTIVE GENE .

          2.1.5 The term "COMMERCIAL DEVELOPMENT" of a ROUNDUP READY(R) GENE means the evaluation of such ROUNDUP READY(R)GENE by D&PL in one or more DELTAPINE CULTIVARS and/or by a third party in such third party's cultivars.

          2.1.6 The term "COMMERCIAL SALE" with respect to a ROUNDUP READY(R) GENE means sale or other transfer for value of COTTON PLANTING SEED containing such ROUNDUP READY(R) GENE for use in producing a commercial commodity cotton crop (other than sale or other transfer for testing or seed multiplication on behalf of the transferor).

          2.1.7 The term "COMPENSATION PERIOD" means, with respect to each ROUNDUP READY(R) GENE, that period of time pursuant to Subsection 6.3(a) that D&PL is obligated to pay the ROYALTY to MONSANTO for sale of LICENSE COMMERCIAL SEED containing that particular ROUNDUP READY(R) GENE.

          2.1.8 The term "COST OF GOODS SOLD" with respect to a particular NON-GLYPHOSATE TOLERANT COTTON SEED or a LICENSED COMMERCIAL SEED means the average of the sums of all costs required to acquire and prepare that particular seed. Such costs shall be calculated in accordance with generally accepted accounting principles applied under D&PL's inventory costing policies. Such costs will include all direct and indirect costs for fuzzy seed, field inspection, quality assurance, bulk seed handling, storage, processing, conditioning, delinting, treating, seed treatment(s), packaging costs, storage of bagged seed, plus cost of dump seed less cull seed sales.

          2.1.9 The term "COTTON PLANTING SEED" means cotton seed which is intended for and has been so produced and conditioned as to be suitable for planting to produce a commercial cotton crop.

          2.1.10 The term "D&M PARTNERS" means the partnership between D&PL and MONSANTO created under the PARTNERSHIP AGREEMENT.

          2.1.11 The term "D&PL" means Delta and Pine Land Company, a Delaware corporation having a principal place of business at One Cotton Row, Scott, Mississippi 38772.

          2.1.12 The term "D&PL FOREIGN AFFILIATE" means a corporation or other entity organized for operation in the LICENSED COUNTRY (a) in which either
     (i) D&PL owns fifty percent (50%) or more of the voting stock or, in regard to any entity which does not issue voting stock, fifty percent (50%) or more of outstanding equity interests and (ii) if D&PL is prohibited by local laws or regulations from owning fifty percent (50%) or more of the voting stock or equity interests of such entity in which D&PL owns the maximum amount of voting stock or equity interests it is permitted to own under local laws and regulations, or (b) which D&PL effectively controls by contract or otherwise.

          2.1.13 The term "D&PL TECHNOLOGY" means any information, data and germplasm that D&PL develops, produces, makes, or obtains or has the rights to (other than from MONSANTO), relating to the breeding and development of commercial varieties or hybrids of LICENSED COMMERCIAL SEED or other varieties or hybrids of cotton and which is not the property of MONSANTO. D&PL TECHNOLOGY does not include any of the above that has become part of the public domain through no fault of MONSANTO.

          2.1.14 The term "DATE OF APPROVAL FOR COMMERCIAL SALE" with respect to a ROUNDUP READY(R) GENE means the date on which MONSANTO first authorizes the COMMERCIAL SALE by D&PL of cotton seed of specific DELTAPINE ROUNDUP READY(R) CULTIVAR(S) containing that ROUNDUP READY(R) GENE in the LICENSED COUNTRY.

          2.1.15 The term "DATE OF FIRST COMMERCIAL LICENSING" with respect to a particular ROUNDUP READY(R) GENE in the LICENSED COUNTRY means the first date on which MONSANTO or D&PL (according to the provisions of Subsection
     3.3 and 3.11) sublicenses to a third party (other than a D&PL FOREIGN AFFILIATE or a third party under contract with D&PL for testing or seed multiplication) the right to use a specific cultivar of LICENSED COMMERCIAL SEED containing that particular ROUNDUP READY(R) GENE for use in producing a commercial commodity cotton crop in LICENSED COUNTRY.

          2.1.16 The term "DELTAPINE CULTIVAR" means a cultivar of cotton produced from germplasm which D&PL has the right to use for plant breeding purposes.

          2.1.17 The term "DELTAPINE ROUNDUP READY(R)CULTIVAR" means a DELTAPINE CULTIVAR which contains a ROUNDUP READY(R)GENE.

          2.1.18 The term "EFFECTIVE DATE" means the date first above written.

          2.1.19 The term "FIRST ROUNDUP READY(R) GENE" means the ROUNDUP READY(R) GENE contained in cotton seed derived from the cotton line denominated Event 1445.

          2.1.20 The term "FISCAL YEAR" means a twelve (12) month period beginning on the first day of September and ending on the last day of the following August.

          2.1.21 The term "GENE EQUIVALENCY TEST(S)" means the field tests and assays carried out as described in Appendix 5 or such other equivalency test as MONSANTO and D&PL may mutually agree to substitute for the initial GENE EQUIVALENCY TEST.

          2.1.22 The term "GLYPHOSATE" means any herbicidally effective form of N-phosphonomethylglycine including any salt thereof or any other EPSP synthase inhibitor.

          2.1.23 The term "GOVERNMENTAL APPROVAL" with respect to the LICENSED COUNTRY with respect to a particular ROUNDUP READY(R) GENE means that any required official clearances or written approvals, if any, for COMMERCIAL SALE of seed to produce genetically-transformed cotton plants containing one or both have been obtained by MONSANTO from all governmental agencies in the LICENSED COUNTRY which, as of that date, have authority to regulate the production, use, and sale of such plants or seed produced therefrom. Provided, however, that this shall not require MONSANTO to obtain approval from any agency with respect to the issuance of seed certificates or phytosanitary certificates or certificates of plant variety protection under any plant variety protection act or any other governmental approval specific to a DELTAPINE ROUNDUP READY(R) CULTIVAR, which approvals, when appropriate or required, shall be the responsibility of D&PL.

          2.1.24 The term "IMPROVEMENT" means any invention or discovery embodied in the LICENSED COMMERCIAL SEED or its use, which is made by D&PL or its sublicensees in the course of its activities under this Agreement in the LICENSED COUNTRY, which invention or discovery is made as a direct result of D&PL's use of MONSANTO TECHNOLOGY which is not part of the public domain or has been obtained by D&PL from a third party having no obligation of confidentiality to MONSANTO or which, but for the LICENSES granted herein, would infringe a MONSANTO PATENT RIGHT. "IMPROVEMENT" shall not include any invention or discovery related to the breeding or selection of specific DELTAPINE ROUNDUP READY(R) CULTIVARS.

          2.1.25 The term "LEPIDOPTERAN-ACTIVE GENE" means a DNA molecule received from MONSANTO, or a replicate thereof, encoding a toxin (whether or not a B.t. TOXIN) that provides LEPIDOPTERAN RESISTANCE.

          2.1.26 The term "LEPIDOPTERAN INSECTS" means any insects of the Order Lepidoptera which have an economic impact in the production of cotton, including, but not limited to, cotton boll worms, tobacco budworms, and pink boll worms.

          2.1.27 The term "LEPIDOPTERAN RESISTANCE" means the property of cotton plants to be toxic to LEPIDOPTERAN INSECTS due to the presence of one or more heterologous gene sequences (whether or not encoding a B.t. TOXIN).

          2.1.28 The term "LICENSE" or "LICENSES" means the license(s) granted to D&PL under Section 3.

          2.1.29 The term "LICENSED COMMERCIAL SEED" means COTTON PLANTING SEED which incorporates the FIRST ROUNDUP READY(R) GENE.

          2.1.30 The term "LICENSED COUNTRY" means the Republic of South Africa. All rights and obligations of MONSANTO and D&PL hereunder apply only to the LICENSED COUNTRY.

          2.1.31 The term "LICENSED GROWER(S)" means any entity which has been granted a sublicense by D&PL according to the provisions of Subsection 3.3, under LICENSED PATENT RIGHTS, or licensed by MONSANTO (when MONSANTO is permitted to do so under Subsection 3.11) to produce, and/or to use MONSANTO TECHNOLOGY in the production of a commercial cotton crop.

          2.1.32 The term "LICENSED PATENT RIGHTS" means MONSANTO PATENT RIGHTS and patent rights of others acquired or licensed by MONSANTO (with the right to sublicense) during the term of this Agreement under which a license is required for D&PL's performance hereunder. Each patent included within the LICENSED PATENT RIGHTS is listed on Appendix 1, which Appendix 1 shall be amended by written notice from MONSANTO to D&PL whenever MONSANTO acquires any such additional LICENSED PATENT RIGHTS. MONSANTO shall periodically notify D&PL of the patent numbers to be included in the notice provided in Subsection 3.5(b).

          2.1.33 The term "MARKETING SERVICES FEES" means fees or other compensation paid to retailers and/or distributors for their services in granting licenses or sublicenses to use MONSANTO TECHNOLOGY to LICENSED GROWERS and/or collect license fees from LICENSED GROWERS. Unless otherwise mutually agreed to by MONSANTO through their respective personnel in South Africa and D&PL through their respective personnel in South Africa, MARKETING SERVICES FEES shall not exceed twelve percent (12%) of the gross license fees for use of MONSANTO TECHNOLOGY collected from LICENSED GROWERS.

          2.1.34  The  term  "MONSANTO"  means  Monsanto   Company,   a  company
     incorporated in the State of Delaware, having a place of business at 800 North Lindbergh Boulevard, St. Louis, Missouri, 63167.

          2.1.35 The term "MONSANTO PATENT RIGHTS" means any applicable ex-U.S. patents and patent applications which are owned by MONSANTO or for which MONSANTO has the right to license to D&PL, and any applicable U.S. and ex-U.S. patents owned by or for which MONSANTO has the right to license D&PL, a license to which is required to permit D&PL to produce LICENSED COMMERCIAL SEED for export and sale into the LICENSED COUNTRY, and any patents granted or issued pursuant to any of the foregoing and any extensions, continuations, continuations-in-part, reissues or divisions thereof.

          2.1.36 The term "MONSANTO ROYALTY PERCENTAGE" means _______ percent (__%).

          2.1.37 The term "MONSANTO TECHNOLOGY" means information, data, know-how, and technology to which MONSANTO has rights, that has to do with the use of a ROUNDUP READY(R) GENE in cotton including, but not limited to, information technology relating to cells and seeds of cotton plants, DNA sequences and probes therefor, transformation methodology, tissue cultures, assays, residue analyses, regeneration and selection procedures, plant genetic constituents, vectors useful in transforming such genetic constituents, construction and use of such vectors in cotton and registration approvals. MONSANTO TECHNOLOGY shall not include information or technology that has become part of the public domain through no fault of D&PL.

          2.1.38 The term "NET LICENSE FEES" means the aggregate of (i) the aggregate fees for use of the applicable ROUNDUP READY(R) GENE received by D&PL or by MONSANTO (according to the provisions of Subsection 3.11) for use of such ROUNDUP READY(R) GENE, MONSANTO TECHNOLOGY and LICENSED PATENT RIGHTS, from LICENSED GROWERS who purchased LICENSED COMMERCIAL SEED, less any incentive rebates paid to LICENSED GROWERS for weed resistance management data attributable either to hectares on which growers planted LICENSED COMMERCIAL SEED or to units of LICENSED COMMERCIAL SEED purchased, taxes (other than income taxes), and MARKETING SERVICES FEES; and (ii) interest, if any, received from LICENSED GROWERS for financing of such fees by either party.

          2.1.39 The term "NON-GLYPHOSATE TOLERANT COTTON SEED" means COTTON PLANTING SEED which has not been genetically engineered to exhibit tolerance to GLYPHOSATE.

          2.1.40 The term "NON-MONSANTO COTTON GENE" shall have the meaning set forth in Subsection 3.5(a).

          2.1.41 The term "OPTION AGREEMENT" means the Option Agreement between MONSANTO and D&PL dated February 2, 1996, and amended as of December 8, 1999, as the same may be further amended in accordance with its terms.

          2.1.42  The  term   "PARTNERSHIP   AGREEMENT"  means  the  Partnership
     Agreement between D&PL and MONSANTO dated February 2, 1996, as the same may be amended in accordance with its terms.

          2.1.43 The term "RECIPIENT" means a party which receives confidential information of another party as described in Section 8.

          2.1.44  The term  "ROUNDUP  READY(R)  GENE(S)"  means a DNA  molecule, including regulatory sequences, or a replicate thereof supplied by MONSANTO, which when inserted into cotton results in increased tolerance to GLYPHOSATE.

          2.1.45 The term "ROUNDUP READY(R) GENE TRADEMARK" means a trademark owned by MONSANTO relating to ROUNDUP READY(R) GENE(S), which may be "ROUNDUP READY(R)" or any other marked owned by MONSANTO and registered for use with ROUNDUP READY(R) GENE(S).

          2.1.46 The term "RR GENE LICENSE" means the Roundup Ready(R) Gene License and Seed Services Agreement between MONSANTO, D&M PARTNERS, and D&PL dated February 2, 1996, and amended as of December 8, 1999, as the same may be further amended in accordance with its terms.

          2.1.47 The term "RR TRADEMARK LICENSE AGREEMENT" means the Agreement attached hereto in Appendix 2.

          2.1.48 The term "ROYALTY" means the compensation to be paid by D&PL to MONSANTO in consideration for the LICENSES equal to the product of the MONSANTO ROYALTY PERCENTAGE times the ROYALTY BASE.

          2.1.49 The term "ROYALTY BASE" means, for each FISCAL YEAR, the aggregate of the (1) NET LICENSE FEES collected by D&PL (according to the provisions of Subsection 3.3) for UNITS of LICENSED COMMERCIAL SEED sold by (and not returned to) D&PL and (2) that portion, if any, of the AVERAGE UNIT GROSS MARGIN PERCENTAGE on sales in the LICENSED COUNTRY of LICENSED COMMERCIAL SEED which is in excess of the average unit gross margin PERCENTAGE on D&PL'S sales in the LICENSED COUNTRY of NON-GLYPHOSATE
     TOLERANT COTTON SEED calculated separately for each CLASS of COTTON PLANTING SEED sold by D&PL in the LICENSED COUNTRY in such FISCAL YEAR.

          2.1.50 The term "SEED PURITY STANDARD" means those standards set forth in, and measured by the sampling procedures of Appendix 4 and the testing procedures of Appendix 3, and such other standards and thresholds (i) as are required by applicable laws and regulations for its sale as COTTON PLANTING SEED in the LICENSED COUNTRY, including those which regulate unapproved transgenes, or (ii) as may be set by mutual written agreement between MONSANTO and D&PL at least one year in advance of the first FISCAL YEAR in which such additional standards or thresholds will be applicable.

          2.1.51 The term "STACKED GENE COTTON SEED" shall have the meaning set forth in Subsection 3.5.

          2.1.52 The Term "SUBSEQUENT ROUNDUP READY(R) GENE" means each ROUNDUP READY(R) GENE other than the FIRST ROUNDUP READY(R) GENE, authorized by MONSANTO for commercial development.

          2.1.53 The term "TECHNOLOGY" means MONSANTO TECHNOLOGY and/or D&PL TECHNOLOGY as appropriate.

          2.1.54 The term "TECHNOLOGY FEE" means the fee set by MONSANTO annually according to Subsection 6.4 to be charged by D&PL to its customers for the MONSANTO TECHNOLOGY in the LICENSED COMMERCIAL SEED. The TECHNOLOGY FEE shall be on a UNIT or acreage basis.

          2.1.55 The term "UNIT" means a quantity of delinted COTTON PLANTING SEED weighing twenty-five (25) kilograms or such other package size(s) as D&PL may use in the LICENSED COUNTRY. Provided, however, that all calculations involving UNITS shall be made in terms of the quantity of COTTON PLANTING SEED contained in the packages relevant to the calculation. Provided further, that in all calculations requiring quantities of non-delinted cotton seed to be converted to UNITS of delinted COTTON PLANTING SEED, such conversion shall be made on the basis of D&PL'S experience for conversion of non-delinted cotton seed to delinted COTTON PLANTING SEED averaged for the immediately preceding three (3) years.

          2.1.56 The term "WHOLESALE PRICE" with respect to a particular NON-GLYPHOSATE TOLERANT COTTON SEED or a LICENSED COMMERCIAL SEED means the average price invoiced to distributors for the applicable seed for reselling to growers, less sales returns, allowances, discounts and incentive payments. In the event a discount or incentive for LICENSED COMMERCIAL SEED is contingent on sales of the conventional CLASS (characterized by the absence of trait(s) introduced using biotechnology) of COTTON PLANTING SEED, such discount or incentive shall be apportioned among the particular LICENSED COMMERCIAL SEED and the conventional CLASS based on the ratio between the average distributor price of each of the conventional CLASS and the LICENSED COMMERCIAL SEED to the aggregate of the average distributor price of the conventional CLASS and the LICENSED COMMERCIAL SEED in order to calculate the WHOLESALE PRICE of the LICENSED COMMERCIAL SEED and the conventional CLASS.

                              SECTION 3 -- LICENSES

     3.1 LIMITED LICENSE TO PRODUCE AND SELL LICENSED COMMERCIAL SEED: MONSANTO hereby grants to D&PL, and D&PL hereby accepts, on and subject to the terms and conditions of this Agreement, a non-exclusive right and license in the LICENSED COUNTRY under LICENSED PATENT RIGHTS and MONSANTO TECHNOLOGY, to develop, produce, have produced, and sell LICENSED COMMERCIAL SEED to LICENSED GROWERS in the LICENSED COUNTRY.

     3.2 LICENSE TO MULTIPLY LICENSED COMMERCIAL SEED: The rights granted to D&PL include the non-exclusive right and license to multiply LICENSED COMMERCIAL SEED (for subsequent sale to LICENSED GROWERS) directly or through third party contract growers selected by D&PL in the LICENSED COUNTRY or in the United States or, after notice to and approval by MONSANTO (which approval will not be unreasonably delayed or denied), in any other country outside the LICENSED COUNTRY where D&PL has obtained all necessary GOVERNMENTAL APPROVAL; and to carry out all other activities reasonably necessary for the production, and for the sale, in the LICENSED COUNTRY, of LICENSED COMMERCIAL SEED.

     3.3 RIGHT AND OBLIGATION TO SUBLICENSE:

          (a) Until such time as MONSANTO notifies D&PL that written sublicenses are no longer required, D&PL shall grant written sublicenses to third parties who purchase LICENSED COMMERCIAL SEED for the purpose of authorizing use of the LICENSED COMMERCIAL SEED to produce a commercial cotton crop, using the form(s) currently in use in the LICENSED COUNTRY or such other forms as MONSANTO may specify from time to time. The fees to be charged and collected by D&PL for use of the ROUNDUP READY(R) GENE in LICENSED COMMERCIAL SEED shall be specified by MONSANTO from time to time. Any changes to the sublicense form(s) or the fees shall be provided to D&PL no later than March 1 for the next growing season. D&PL shall use all commercially reasonable efforts to collect all fees owed under this Agreement. In the event MONSANTO determines that such efforts are not reasonably diligent, MONSANTO shall so notify D&PL and D&PL shall assign to MONSANTO the right to collect such unpaid fees and turn over all documentation related to or necessary for such collection effort.

          (b) D&PL may upon written notice to MONSANTO grant sublicenses under the rights granted herein to a D&PL FOREIGN AFFILIATE. D&PL may not grant any other sublicenses under the rights granted herein except as expressly permitted under other provisions of this Agreement.

     3.4 PROHIBITION AGAINST MODIFICATION OF GENETIC MATERIALS: D&PL shall not modify or use any MONSANTO ROUNDUP READY(R) GENE that is physically isolated from a seed, plant or cell culture that has been transferred by MONSANTO to D&PL or is the progeny of such seed, plant or cell culture, for any purpose without the prior written consent of MONSANTO; provided, however, that (a) the prohibitions of this subsection shall not apply to modification or use in the LICENSE COUNTRY of such isolated regulatory control sequences isolated from a seed, plant or cell culture that has become part of the public domain in the LICENSED COUNTRY through no fault of D&PL or which D&PL has received from a third party having no obligation of confidentiality to MONSANTO, and (b) nothing in this subsection provides D&PL with a license under any patent rights owed or controlled by MONSANTO except to the extent otherwise provided in this Agreement. As used in this subsection, a material shall be deemed to have become part of the public domain if a member of the public in the LICENSED COUNTRY can lawfully sell or transfer the material without restriction and without breaching a contractual obligation to MONSANTO.

     3.5  CONDITIONS  ON  LICENSES:  In  partial  consideration  for  the  above
LICENSES:

          (a) D&PL may insert into a line of LICENSED COMMERCIAL SEED of DELTAPINE ROUNDUP READY(R) CULTIVARS any heterologous gene or gene construct not licensed to D&PL by MONSANTO expressing a trait not naturally occurring in cotton (a "NON-MONSANTO COTTON GENE"). D&PL may sell LICENSED COMMERCIAL SEED so produced ("STACKED GENE COTTON SEED") in the LICENSED COUNTRY only if the following conditions have been met:

          (1) D&PL shall not sell in the LICENSED COUNTRY any STACKED GENE COTTON SEED unless the same NON-MONSANTO COTTON GENE(S) has also been approved for commercial sale in the United States of America and for import into Japan;

          (2) The STACKED GENE COTTON SEED must meet all standards for sale in the LICENSED COUNTRY as LICENSED COMMERCIAL SEED except that the traits imparted by the designated NON-MONSANTO COTTON GENE shall not be considered "unintended genes" for purposes of Appendix 3;

          (3) D&PL shall, at its sole expense, obtain all required official clearances or written approvals, if any, for COMMERCIAL SALE of seed containing the NON-MONSANTO COTTON GENE from all governmental agencies in the LICENSED COUNTRY which, as of that date, have authority to regulate the production, use, and sale of such seed in the LICENSED COUNTRY. D&PL may request that MONSANTO provide assistance, to obtain such approvals, and, if MONSANTO provides such assistance at D&PL's request, D&PL shall reimburse MONSANTO its reasonable expenses incurred in providing such requested assistance;

          (4) MONSANTO shall have the right by written notice to D&PL to prohibit the display of the ROUNDUP READY(R) GENE TRADEMARK on packages containing STACKED GENE COTTON SEED, provided that, in the event such notice is given, Subsection 3.6(a) notwithstanding, D&PL may sell such STACKED GENE COTTON SEED in packaging not displaying the ROUNDUP READY(R) GENE TRADEMARK.

          (5) Notwithstanding the provisions of Subsection 13.1, D&PL shall defend and indemnify against and hold MONSANTO and its Affiliates and their respective employees, directors, officers, and agents harmless from any loss, cost, liability, or expense (including court costs and reasonable fees of attorneys and other professionals) incurred from any claim by cotton farmers who purchased LICENSED COMMERCIAL SEED and of distributors against whom such farmers may make claims arising or alleged to arise out of the performance of such STACKED GENE COTTON SEED or plants grown from STACKED GENE COTTON SEED, unless such failure of performance is proximately caused solely by the presence of a gene received from MONSANTO in such STACKED GENE COTTON SEED, provided that, on the issue of causation, D&PL shall bear the burden of proof and provided that costs of claims covered by the immediately preceding clause (i.e., claims where D&PL meets such burden of proof) shall be prorated between MONSANTO and D&PL so that MONSANTO'S respective percentage share of the costs of such claims shall be based on MONSANTO'S respective percentage share of the total of the net license revenues and seed premiums (in instances where no technology license fees are charged for such NON-MONSANTO COTTON GENE) derived from the presence of genetically-engineered technology in the subject STACKED GENE COTTON SEED.

          (6) In any FISCAL YEAR D&PL is making COMMERCIAL SALES of STACKED GENE COTTON SEED in the LICENSED COUNTRY, in addition to complying with the provisions of Subsection 4.5, D&PL shall have available for sale in the LICENSED COUNTRY quantities of each CLASS of LICENSED COMMERCIAL SEED containing only MONSANTO
               TECHNOLOGY (and no NON-MONSANTO COTTON GENES) which equal or exceed the quantities of the same CLASS of such LICENSED COMMERCIAL SEED sold by D&PL (net of returns) in the LICENSED COUNTRY in the immediately preceding FISCAL YEAR.

          (7) Any fees or other compensation paid to retailers and/or distributors for their service in granting licenses or sublicenses to growers relating to technology embodied in STACKED GENE COTTON SEED and/or to collect license fees from growers of STACKED GENE COTTON SEED, not specifically related to a particular technology, shall be apportioned based on the ratio between (i) the aggregate of royalties received by D&PL and/or MONSANTO (according to the provisions of Subsections 3.3 and 3.11) for use of MONSANTO TECHNOLOGY and LICENSED PATENT RIGHTS from LICENSED GROWERS and (ii) the aggregate net license revenues and seed premiums or other value received by the subject technology provider (in instances where no technology license fees are charged for such NON-MONSANTO COTTON GENE) derived from the presence of genetically-engineered technology in the subject STACKED GENE COTTON SEED other than MONSANTO TECHNOLOGY, provided, however, in no event shall MONSANTO be required to pay or bear any amount of fees or other compensation to retailers and/or distributors for such services in excess of that which MONSANTO would have paid or borne for such services under this Agreement if the subject STACKED GENE COTTON SEED had been seed containing only ROUNDUP READY(R) GENE or other technology provided by MONSANTO. D&PL and any third party technology provider will provide to MONSANTO all information reasonably necessary to determine compliance with this Subsection 3.5(a)(7) and D&PL shall refund to MONSANTO any fees or other compensation paid by MONSANTO to retailers and/or distributors which is in excess of the amount it should have paid under the above provisions no later than one month following notice from MONSANTO of a discrepancy or error.

          (8) Any costs for acquiring and preparing seed of STACKED GENE COTTON SEED which are additive to the costs required to acquire and prepare LICENSED COMMERCIAL SEED that does not contain a NON-MONSANTO COTTON GENE shall be excluded from the COST OF GOODS SOLD with respect to STACKED GENE COTTON SEED.

          (9) Prior to D&PL's sale in the LICENSED COUNTRY of any particular STACKED GENE COTTON SEED, D&PL and any third party provider of a NON-MONSANTO COTTON GENE in the STACKED GENE COTTON SEED which D&PL proposes to sell shall meet with MONSANTO to address issues involving governmental regulations, public acceptance, or stewardship in the LICENSED COUNTRY of genetic technology embodied in that STACKED GENE COTTON SEED. In cases where there are bona fide disputes concerning the sale or the terms and conditions of sale of a particular STACKED GENE COTTON SEED in the LICENSED COUNTRY involving governmental regulations, public acceptance, or stewardship in the LICENSED COUNTRY of genetic technology embodied in that STACKED GENE COTTON SEED, D&PL shall not sell such STACKED GENE COTTON SEED in the LICENSED COUNTRY until MONSANTO, in its commercially reasonable judgment, has agreed to such sale, such agreement not to be unreasonably withheld or delayed.

          (10) Any disputes between the parties concerning compliance with this Subsection 3.5(a) shall be settled according to Subsection 10.11 of the OPTION AGREEMENT and arbitration, if needed, shall be private and confidential.

          (b) D&PL shall, where applicable, conspicuously display on all packages containing LICENSED COMMERCIAL SEED covered by LICENSED PATENT RIGHTS, and in all invoices relating to such LICENSED COMMERCIAL SEED to be sold or transferred to third parties, the following notice, or a notice having the same meaning and effect, with the blanks appropriately filled in using the designations for LICENSED PATENT RIGHTS: THESE SEEDS ARE COVERED UNDER PATENT(S) OR PATENT APPLICATIONS ______________. NO SUBLICENSE IS CONVEYED UNDER SAID PATENTS TO USE THESE SEEDS SOLELY BY THE PURCHASE OF SUCH SEEDS. A SUBLICENSE UNDER SAID PATENTS TO USE THESE SEEDS TO PRODUCE A SINGLE COTTON CROP MUST ALSO BE OBTAINED FROM D&PL South Africa, Inc.


          (c) _.

     3.6 GENE TRADEMARKS:

          (a) D&PL shall conspicuously display the ROUNDUP READY(R) GENE TRADEMARK and accompanying logo on all packages of LICENSED COMMERCIAL
     SEED. The ROUNDUP READY(R) GENE TRADEMARK and accompanying logo shall remain at least the same relative size as compared to the largest D&PL trademark and accompanying logo on the same face of the seed package or other label, as MONSANTO and D&PL mutually determine to be commercially reasonable, or if no such mutual agreement is reached, then in the same relative size as in LICENSED COMMERCIAL SEED sold under the RR(R) GENE LICENSE in the United States. It is agreed that the ROUNDUP READY(R) GENE TRADEMARK shall be licensed to D&PL on a non-exclusive royalty-free basis pursuant to the RR TRADEMARK LICENSE AGREEMENT.

          (b) The licensed trademark shall be utilized in the manner specified in the trademark license. All advertising containing any trademark or tradename owned or controlled by D&PL and referring to LICENSED COMMERCIAL SEED shall use a ROUNDUP READY(R) GENE TRADEMARK to identify the ROUNDUP READY(R) GENE. Breach of either or both of the trademark licenses by misuse of the applicable trademark(s) shall not be a material breach of this Agreement for purposes of Subsection 10.3 but shall be subject to penalty under the following conditions:

          (i) Upon notice from MONSANTO of a breach by misuse, LICENSEE shall immediately cease such misuse.

     3.7 LIMITATIONS ON LICENSES AND SUBLICENSES: This Agreement is not to be construed as including a grant from MONSANTO to D&PL of any license, sublicense or other right: (a) to make or sell ROUNDUP READY(R) GENE(S) or MONSANTO TECHNOLOGY except as expressly set forth herein, (b) to use ROUNDUP READY(R) GENE(S) or MONSANTO TECHNOLOGY for any purpose other than those expressly set forth herein, or (c) to grant sublicenses except as expressly set forth herein.

     3.8 EDUCATIONAL PROGRAM TO DISCOURAGE FARMER-SAVED SEED: D&PL and MONSANTO shall each employ reasonable efforts on a continuing basis to proactively educate appropriate government officials, farmers' organizations, purchasers of LICENSED COMMERCIAL SEED and others with the nature of the limited-use sublicense granted to cotton farmers, the benefits of purchasing LICENSED COMMERCIAL SEED annually, and the disadvantages of using farmer-saved seed and applicable legal restrictions.

     3.9 THIRD PARTY VIOLATIONS OR INVALIDITY OF RESTRICTIONS ON SUBLICENSE: The use of LICENSED COMMERCIAL SEED by purchasers for purposes other than, or in addition to, production of a single commercial commodity crop unless expressly authorized by D&PL shall not be considered a breach of this Agreement by D&PL; however, D&PL shall not sell LICENSED COMMERCIAL SEED to such purchasers until such time as the misuse by such purchaser has been cured. The LICENSES granted to D&PL, shall not be revoked, diminished, or otherwise affected in the event that the limitations and restrictions of such sublicense to purchasers are found to be unenforceable, in whole or in part, by a court of competent jurisdiction in the LICENSED COUNTRY

     3.10 IDENTIFICATION OF FIELDS PLANTED WITH FARMER-SAVED SEED: D&PL and MONSANTO shall cooperate in a reasonable effort to develop and employ methods or techniques, which can be employed in a commercially efficient manner, to identify fields of cotton that are planted with seed saved from a crop produced from LICENSED COMMERCIAL SEED. All costs associated with the cooperative efforts to develop and employ such methods and techniques shall be borne by MONSANTO.

     3.11 DISCONTINUATION OF LICENSING GROWERS BY D&PL: For so long as sublicenses are being granted to purchasers of LICENSED COMMERCIAL SEED under this Agreement pursuant to Section 3.3, at either MONSANTO'S or D&PL'S option, D&PL may discontinue granting licenses to individual cotton growers in the LICENSED COUNTRY provided that D&PL similarly ceases licensing farmers to use cotton planting seed containing MONSANTO'S Lepidopteran-Active Gene or STACKED GENE COTTON SEED and provided further that notice is provided by D&PL or MONSANTO, as applicable, by March 1 of any year. In such event, if sublicenses are to be granted to purchasers of LICENSED COMMERCIAL SEED, MONSANTO shall thereafter use commercially reasonable efforts to license growers identified by D&PL. MONSANTO or D&PL shall provide notice to discontinue no later than harvest of the last growing season for which D&PL may grant such licenses to individual growers. Upon such notice, the license granted in Subsection 3.1 shall include the right to sell only to individual cotton growers who are licensed by MONSANTO to purchase and use LICENSED COMMERCIAL SEED in the LICENSED COUNTRY.

     3.12 PRODUCT SPECIFICATION FOR LICENSED COMMERCIAL SEED: Except as provided below, D&PL shall not sell or offer to sell any LICENSED COMMERCIAL SEED without the express written consent of MONSANTO even though LICENSEE may be evaluating the agronomic performance of new varieties. LICENSEE shall comply with the requirements set forth in Appendices 3, 4, and 5, to ensure that the subject LICENSED COMMERCIAL SEED meets the standards set forth therein. MONSANTO's consent to sell particular DELTAPINE ROUNDUP READY(R) CULTIVARS shall be withheld unless it is demonstrated pursuant to the provisions of Appendices 3, 4, and 5, that those requirements have been met, but shall not otherwise be withheld, subject to the following sentence. Consent shall be withheld or withdrawn by MONSANTO without any liability to LICENSEE, if in its reasonable business judgment such sales or offer to sell may result in (i) infringement of third-party property rights based on opinion of patent counsel provided the offer or sales by other licensees from MONSANTO are discontinued in a similar fashion; or (ii) product complaints due to identifiable product quality issues of the subject LICENSED COMMERCIAL SEED which in the exercise of commercially reasonable judgment are likely to have a measurably significant impact on MONSANTO's business and MONSANTO gives such notice of same to D&PL and D&PL continues to make sales of such ROUNDUP READY(R) CULTIVAR(S) without notice to growers who subsequently purchased such DELTAPINE ROUNDUP READY(R) CULTIVAR(S) of the observation of such identifiable quality issue, then notwithstanding any other provision of this agreement, MONSANTO shall have no liability to D&PL for any matters regarding those DELTAPINE ROUNDUP READY(R) CULTIVAR(S) so sold and D&PL shall indemnify and hold MONSANTO harmless from any third party claim concerning such DELTAPINE ROUNDUP READY(R) CULTIVAR(S) so sold. Monsanto shall apply this provision with respect to identifiable quality issues substantially equally to all licensees in the LICENSED COUNTRY.

     3.13 SUBSEQUENT ROUNDUP READY(R) GENE(S): MONSANTO anticipates that it will develop SUBSEQUENT ROUNDUP READY(R) GENE(S) that are superior to the FIRST
ROUNDUP READY(R) GENE in one or more attributes. In the event that MONSANTO authorizes such a SUBSEQUENT ROUNDUP READY(R) GENE(S) for COMMERCIAL DEVELOPMENT in any country of the world, MONSANTO shall offer a license to the SUBSEQUENT ROUNDUP READY(R) GENE(S) to D&PL in accordance with the terms and conditions of the OPTION AGREEMENT.

     3.14 MOST FAVORED LICENSE: The terms of the OPTION AGREEMENT provide D&PL certain rights related to the terms and conditions of this Agreement. Nothing in this Agreement shall supercede or otherwise effect the terms of the OPTION AGREEMENT in that regard.

        SECTION 4 -- DEVELOPMENT AND MARKETING ACTIVITIES OF THE PARTIES

     4.1 CONSULTATION: MONSANTO and D&PL shall consult regularly throughout the term of this Agreement relative to activities affecting the development and maintenance of sales of LICENSED COMMERCIAL SEED in the LICENSED COUNTRY including, but not limited to, MONSANTO'S plans for and progress in the development and marketing of MONSANTO TECHNOLOGY and D&PL'S plans for and progress in production and field testing of such LICENSED COMMERCIAL SEED.
Representatives of MONSANTO and D&PL shall periodically meet at mutually acceptable times to discuss such activities and progress hereunder. For planning purposes, MONSANTO and D&PL shall meet, upon request by either party, each year by September 30 to plan the activities of the following crop year in the LICENSED COUNTRY.

     4.2 RESPONSIBILITIES OF THE PARTIES: It shall be MONSANTO'S responsibility to (1) obtain and maintain using commercially reasonable means all GOVERNMENTAL APPROVALS for the FIRST ROUNDUP READY(R) GENE and any SUBSEQUENT ROUNDUP READY(R) GENE which MONSANTO chooses to register in the LICENSED COUNTRY, (2) determine the appropriate marketing claims and fees for the ROUNDUP READY(R) GENE(S), (3) develop and make available educational materials and training meetings for the prospective LICENSED GROWERS in the LICENSED COUNTRY designed to train the same as to the use and performance of the ROUNDUP READY(R) GENE(S) in LICENSED COMMERCIAL SEED, and (4) develop a replant policy for crediting TECHNOLOGY FEE(S) to LICENSED GROWERS. It shall be D&PL's responsibility to (1) comply with all conditions, of which it has been notified, of such registrations and approvals applicable to its activities under this Agreement; and (2) determine the appropriate marketing claims and prices for DELTAPINE ROUNDUP READY(R) CULTIVARS other than those for the ROUNDUP READY(R) GENE(S). Decisions on the best system for licensing or sublicensing LICENSED GROWERS to use MONSANTO TECHNOLOGY exhibited in LICENSED COMMERCIAL SEED, including the financing terms for payment of TECHNOLOGY FEES by LICENSED GROWERS and the best distribution system for LICENSED COMMERCIAL SEED shall be mutual. It is agreed that the systems as in use in the LICENSED COUNTRY on the EFFECTIVE DATE are acceptable at the present time.

     4.3 TESTING OF NEW VARIETIES: After the EFFECTIVE DATE, D&PL shall submit new varieties of LICENSED COMMERCIAL SEED to a GENE EQUIVALENCY TEST. D&PL shall bear all costs of such testing.

     4.4 SUPPLY OF LICENSED COMMERCIAL SEED: D&PL shall use commercially reasonable efforts to supply a sufficient quantity of COTTON PLANTING SEED of DELTAPINE ROUNDUP READY(R) CULTIVARS for purchase by LICENSED COMMERCIAL GROWERS during the term of this Agreement.

     4.5 PROMOTIONAL ACTIVITIES: The parties agree that neither may promote the TECHNOLOGY of the other without the consent of the owner, which shall not be unreasonably withheld or delayed.

                      SECTION 5 -- OWNERSHIP OF TECHNOLOGY

     5.1 MONSANTO TECHNOLOGY AND LICENSED PATENT RIGHTS:

          (a) All MONSANTO TECHNOLOGY shall remain the property of MONSANTO.

          (b) All LICENSED PATENT RIGHTS shall remain the property of the owners as of the EFFECTIVE DATE.

     5.2 D&PL TECHNOLOGY: All D&PL TECHNOLOGY shall remain the property of D&PL.

     5.3 SAFETY AND TOXICOLOGY DATA: D&PL and MONSANTO shall jointly own all safety and toxicological data generated jointly through any development activities. All such data solely developed by either party shall be solely owned by the respective party.

     5.4 EFFICACY DATA: D&PL and MONSANTO shall jointly own all efficacy data jointly developed through any development activities. All such data solely developed by either party shall be solely owned by the respective party.

     5.5 USE OF DATA: D&PL and MONSANTO shall be permitted to use the jointly-owned safety, toxicological and efficacy data jointly developed through any development activities; provided, however, that such use shall not be for the sole benefit of a third party.

                            SECTION 6 -- COMPENSATION

     6.1 COMPENSATION TO BE PAID TO D&PL: At such time as MONSANTO provides notice under Subsection 3.11, MONSANTO shall thereafter collect compensation for licenses to produce a commercial cotton crop with LICENSED COMMERCIAL SEED directly from LICENSED GROWERS. In consideration of D&PL's promises and obligations contained herein, including, but not limited to, its obligations under Subsection 4.2, MONSANTO shall, according to the provisions of Subsection 7.2, remit to D&PL the sum of (1) the remainder of NET LICENSE FEES after deduction of an amount equal to the NET LICENSE FEES multiplied by the MONSANTO ROYALTY PERCENTAGE.

     6.2 COMPENSATION TO BE PAID TO MONSANTO: Until such time as MONSANTO provides notice under Subsection 3.11, in consideration of the rights under the LICENSES granted to D&PL pursuant to Subsections 3.1 and 3.2, D&PL shall, according to the provisions of Subsection 7.2, pay to MONSANTO the ROYALTY for each FISCAL YEAR for which a ROYALTY is due. In addition, D&PL hereby grants to MONSANTO, during the term of this Agreement, a nonexclusive license to IMPROVEMENTS, with the right to sublicense where such sublicense is not in conflict with D&PL's exclusive rights under this agreement or any other agreement with MONSANTO or any third party, said license to be on commercially reasonable terms and for any country in which D&PL is licensed to sell DELTAPINE ROUNDUP READY(R) CULTIVARS.

     6.3 COMPENSATION PERIOD:

          (a) With respect to LICENSED COMMERCIAL SEED containing a specific ROUNDUP READY(R) GENE and no other gene provided by MONSANTO, D&PL's obligation to pay a ROYALTY in the LICENSED COUNTRY shall begin on the DATE OF FIRST COMMERCIAL LICENSING of any specific cultivar of LICENSED COMMERCIAL SEED containing such ROUNDUP READY(R) GENE and shall expire at the later of (i) fifteen years from the DATE OF FIRST COMMERCIAL LICENSING in the LICENSED COUNTRY for such ROUNDUP READY(R) GENE; (ii) the expiration of the last-to-expire of the LICENSED PATENT RIGHTS applicable to that ROUNDUP READY(R) GENE with one or more enforceable claim(s) which, in the absence of a license from MONSANTO, would be infringed by making, using, or selling LICENSED COMMERCIAL SEED containing such ROUNDUP READY(R) GENE in the LICENSED COUNTRY; or (iii) the date on which MONSANTO holds no Effective Product Registrations. The term "Effective Product Registrations" means official clearances or written approvals, issued by governmental agencies in the LICENSED COUNTRY that, as of such date have authority to regulate the use of the ROUNDUP READY(R) GENE, which are necessary for sale of cotton seed containing such ROUNDUP READY(R) GENE in the LICENSED COUNTRY and which effectively prevent third parties not licensed by MONSANTO from selling seed containing the ROUNDUP READY(R) GENE in the LICENSED COUNTRY. Product registrations, if any, held by MONSANTO shall not be considered Effective Product Registrations if seed containing the ROUNDUP READY(R) GENE produced by third parties not licensed by MONSANTO makes up ten percent (10%) of COTTON PLANTING SEED containing the ROUNDUP READY(R) GENE legally sold in the LICENSED COUNTRY in any FISCAL YEAR. MONSANTO may terminate the COMPENSATION PERIOD at an earlier date by notice to D&PL.

          (b) Upon expiration of the COMPENSATION PERIOD, with respect to a specific ROUNDUP READY(R) GENE, D&PL shall have a permanent, paid-up license to sell DELTAPINE ROUNDUP READY(R) CULTIVARS containing that and only that specific ROUNDUP READY(R) GENE in the LICENSED COUNTRY, to use such DELTAPINE ROUNDUP READY(R) CULTIVARS and the progeny thereof for any purpose, including to introduce the involved ROUNDUP READY GENE into other DELTAPINE CULTIVARS, and to use in the LICENSED COUNTRY the involved ROUNDUP READY GENE and other genetic materials that were used with the specific ROUNDUP READY GENE in other DELTAPINE CULTIVARS, provided, however, that no license is provided either expressly or by implication under any patent owned by a third party or under any MONSANTO PATENT RIGHT to make, use, or sell any product which does contain the specific ROUNDUP READY GENE for which the COMPENSATION PERIOD has not ended. At such time as the COMPENSATION PERIOD ends for a ROUNDUP READY GENE, MONSANTO shall have no future responsibility to D&PL under this Agreement with respect to such specific DELTAPINE ROUNDUP READY CULTIVAR and other DELTAPINE CULTIVARS derived therefrom or further use of that ROUNDUP READY GENE and D&PL shall cease using the ROUNDUP READY(R) GENE TRADEMARK, including, but not limited to, any payments which might otherwise be due under Section 6. Termination of such future responsibilities shall not affect obligations which accrued prior to the expiration of such period. D&PL shall assume full responsibility for the DELTAPINE ROUNDUP READY CULTIVARS containing such GENE and shall defend and indemnify against, and hold MONSANTO and its employees, directors, officers and agents harmless from, any loss, cost, liability or expense (including court costs and reasonable fees of attorneys and other professionals) incurred from any claim arising or in any way connected with D&PL's use of the ROUNDUP READY GENE or any biological materials for which it holds a paid-up license; provided, HOWEVER, THAT: (I) D&PL SHALL HAVE SOLE CONTROL OF SUCH DEFENSE AND ALL NEGOTIATIONS RELATING TO ITS SETTLEMENT, PROVIDED, HOWEVER, THAT, D&PL SHALL KEEP MONSANTO ADVISED OF THE STATUS OF THE CLAIM AND ANY SUCH NEGOTIATIONS AND THAT ANY SETTLEMENT BY D&PL WHICH HAS OR COULD REASONABLY HAVE A SUBSTANTIAL DIRECT FINANCIAL IMPACT ON MONSANTO SHALL REQUIRE THE PRIOR WRITTEN APPROVAL OF MONSANTO WHICH SHALL NOT BE UNREASONABLY WITHHELD; (II) THE OBLIGATION TO INDEMNIFY IS CONDITIONAL ON MONSANTO HAVING NOTIFIED D&PL WITHIN THIRTY (30) DAYS OF THE RECEIPT BY MONSANTO OF A PERFORMANCE CLAIM SUBJECT TO THIS INDEMNIFICATION; (III) IF MONSANTO DESIRES TO HAVE ITS COUNSEL PARTICIPATE IN THE PREPARATION OF SUCH DEFENSE, TRIAL, OR SETTLEMENT OF ANY CLAIM SUBJECT TO THIS INDEMNIFICATION, SUCH PARTICIPATION SHALL BE AT MONSANTO'S EXPENSE; (IV) IF MONSANTO ASSUMES THE DEFENSE AGAINST ANY SUCH CLAIM, D&PL SHALL HAVE NO OBLIGATION TO DEFEND OR INDEMNIFY MONSANTO WITH RESPECT TO SUCH CLAIM; AND (V) MONSANTO MUST PROMPTLY PROVIDE ALL INFORMATION IN ITS POSSESSION REASONABLY REQUESTED BY D&PL AND MAKE AVAILABLE ALL PERSONNEL OF MONSANTO FOR DEPOSITIONS,
     TESTIMONY AND CONSULTATIONS, AND PROVIDE SUCH TECHNICAL ASSISTANCE REASONABLY REQUESTED BY D&PL TO THE EXTENT NECESSARY FOR THE DEFENSE OF THE ASSERTED CLAIM.

          (c) The provisions of Subsection 6.3 do not apply to any DELTAPINE ROUNDUP READY CULTIVARS containing a LEPIDOPTERAN-ACTIVE GENE or a ROUNDUP READY(R) GENE for which the COMPENSATION PERIOD has not expired.

                     SECTION 7 -- BUSINESS RECORDS/PAYMENTS

     7.1 BUSINESS RECORDS: D&PL and MONSANTO shall keep records with respect to the LICENSED COUNTRY showing license fees due and collected from LICENSED GROWERS, the amount and prices of LICENSED COMMERCIAL SEED sold or otherwise transferred to third parties and showing the results of their respective activities under Subsections 3.5(a), 4, and 6. D&PL and MONSANTO further agree to submit their books and records to be examined from time to time to the extent necessary to verify the reports provided for in this Section 7, such confidential examination to be made by a national auditing firm appointed by and at the expense of the party requesting such audit, which firm shall be reasonably acceptable to the other party. In the event that in any such audit, errors which in the aggregate are identified that result in a payment by the audited party to the requesting party of more than 2.5 percent of the amount which should have been paid, then the audited party shall pay the reasonable expense of such audit.

     7.2 REPORTS AND PAYMENTS:

          (a) On or before December 15 and March 31 of each FISCAL YEAR, D&PL shall submit to MONSANTO a report on sales of LICENSED COMMERCIAL SEED in the LICENSED COUNTRY since the most recent previous report. On or before December 15 of each fiscal year, D&PL shall submit to MONSANTO a report on information necessary to determine compliance with Subsection 3.5, including information from any third party technology provider for genes added to a STACKED GENE COTTON SEED. Each report on sales shall include the UNITS invoiced and collected by variety and CLASS of LICENSED COMMERCIAL SEED, and a calculation of the ROYALTY due along with the basis for such calculation. On or before May 30 and August 31 of each FISCAL YEAR, D&PL shall pay to MONSANTO the ROYALTY due pursuant to Subsection 6.2 and any amounts necessary for compliance with the provisions of Subsection 3.5(a). If no such payment is due to MONSANTO for the subject payment period, D&PL shall so state.

          (b) If MONSANTO has taken over the licensing of LICENSED GROWERS under the provisions of Subsection 3.11, then on or before December 15 and March 31 of each FISCAL YEAR, MONSANTO shall submit to D&PL a report on NET LICENSE FEES invoiced and collected in the LICENSED COUNTRY, if any, since the most recent previous report. Each report shall include the TECHNOLOGY FEE charged in the LICENSED COUNTRY. On or before May 30 and August 31, MONSANTO shall pay to D&PL its share of the NET LICENSE FEES due pursuant to Subsection 6.1 for fees collected since the most recent payment. If no such payment is due to D&PL for the LICENSED COUNTRY for the subject payment period, MONSANTO shall so state.

          (c) Reports due pursuant to this Section 7 shall be sent to:

         If to D&PL:       D&PL South Africa, Inc.
                           24 Bank Street
                           Industrial Area
                           Groblersdal 0470
                           Republic of South Africa
                           Attention: General Manager


         If to MONSANTO:   Monsanto Company
                           800 North Lindbergh Boulevard
                           St. Louis, Missouri  63167
                           Attention: Global Product Management, Cotton

          or such other addresses as may be designated by the parties from time to time.


          (d) Payments due to MONSANTO shall be paid as MONSANTO shall from time to time direct. Except as provided herein, all amounts to be paid to MONSANTO shall be calculated in U.S. dollars using the U.S. dollar buying exchange rate at D&PL's financial institution in effect on the date on which the payment is due under Subsection 7.2(b). Deductions shall be made from any amount owed under this Agreement for one-half of the amount of any related foreign exchange fees, fax fees, bank charges and like transactional costs charged to D&PL. Appropriate documents evidencing and supporting any such deduction shall be provided at the time payment is made.

          (e) All payments due to MONSANTO under this Agreement are subject to approval by the Exchange Control and Central Bank of the Republic of South Africa and such other laws and regulations that may apply. D&PL shall use commercially reasonable efforts to obtain such approval and MONSANTO shall provide assistance and information needed to obtain such approval upon request of D&PL In the event of a lack of governmental approval to transmit payments hereunder, D&PL shall use commercially reasonable efforts to place all sums constituting payments due to MONSANTO under this Agreement in an interest bearing account for the benefit of MONSANTO. Provided however, that in the event such payments are not, despite D&PL's commercially reasonable efforts, placed in such interest bearing account, no interest thereon shall accrue.

     7.3 INTEREST ON OUTSTANDING BALANCES: If either party fails to pay on any due date any amount which is payable under this Agreement except as provided by lack of approval to transmit funds in Subsection 7.2(e) above, then, without prejudice to Subsection 10.5, that amount shall bear interest at the "Prime Rate on Corporate Loans at Large U. S. Money Center Commercial Banks" as reported by the Wall Street Journal on said due date plus three percent (3%) per annum from the due date until payment is made in full, both before and after any judgment.

     7.4 OFFSETTING PAYMENTS: Either party may request that the parties meet (in person or by telephone or video) fifteen days prior to the due dates provided in Subsection 7.2 to give each other the reports due under Subsection 7.2 and calculate the net payment owed by one party to the other. In the event of such an offset, each report shall state that all or part of the compensation due to the other party was offset by the same amount due to the reporting party. If a debtor party has requested a meeting under this Subsection 7.4 and the other party has failed to comply, the next-due payment from such debtor party shall not be subject to interest payments under Subsection 7.3 until fifteen days after the other party has sent its report to the debtor party and made its payment, if applicable.

                          SECTION 8 -- CONFIDENTIALITY

     8.1 NON-DISCLOSURE OF CONFIDENTIAL INFORMATION:

          (a) Neither D&PL nor MONSANTO shall, at any time during the period specified by Subsection 8.2, disclose to any other person any confidential TECHNOLOGY or other confidential information which has been disclosed to it by the other party except with the prior written consent of the other party or as provided in Subsection 8.3; provided, however, MONSANTO shall be permitted to disclose any general information relating to performance of a ROUNDUP READY GENE to the extent such disclosure is necessary or desirable for the commercialization of cotton seed containing a ROUNDUP READY GENE in the LICENSED COUNTRY; provided, further that, MONSANTO shall not be permitted to disclose information relating specifically only to DELTAPINE CULTIVARS.

          (b) MONSANTO shall not disclose confidential D&PL pricing, sales, or other sensitive information to any competitor of D&PL.

     8.2 PERIOD OF CONFIDENTIALITY: The period referred to in Subsection 8.1 shall be the period beginning with the date of receipt of the confidential TECHNOLOGY or other confidential information and ending, with respect to that TECHNOLOGY or other information, ten (10) years thereafter.

     8.3 USES OF CONFIDENTIAL INFORMATION: Subject to the overriding provisions of Subsections 5.3, 5.4, and 5.5, any TECHNOLOGY or other confidential information which is disclosed by either D&PL or MONSANTO to the other party may be:

          (a) Disclosed by the RECIPIENT to any directors, officers, employees, agents or contractors of the RECIPIENT, to such extent only as is reasonably necessary for fulfillment of the RECIPIENT'S obligations under this Agreement or for the commercial exploitation of the cotton seed containing a ROUNDUP READY GENE, and subject, in each case, to the RECIPIENT'S obligating the person in question to hold the same confidential by written agreement coincident in scope and term with the confidentiality obligation of this Agreement and that person further agreeing not to use the same except for the purposes for which the disclosure is made;

          (b) Disclosed by the RECIPIENT to any governmental or other authority or regulatory body to the extent required by law. Provided, however, that the RECIPIENT shall take all reasonable measures to ensure that such authority or body keeps the same confidential and does not use the same except for the purpose for which such disclosure is made. Provided, further, that the party proposing to so disclose shall give prior notice of that intent to the party which disclosed such TECHNOLOGY and/or other confidential information and permit said other party, at its option, to contest said requirement and to seek confidential treatment of such TECHNOLOGY or information;

          (c) Disclosed to a Court or litigant, to the extent such disclosure is ordered by a Court or governmental agency of competent jurisdiction. Provided, however, that the RECIPIENT shall take all reasonable measures to ensure that the Court, other litigants, or governmental agency keep the same confidential and does not use the same except for the purpose for which such disclosure is made. Provided, further, that the party proposing to so disclose shall give prior notice of that intent to the party which disclosed such TECHNOLOGY and/or other confidential information and permit said other party, at its option to contest said requirement and to seek confidential treatment of such TECHNOLOGY or information; and

          (d) Used by the RECIPIENT for any purpose, or disclosed by the RECIPIENT to any other person, to the extent only that it is on the EFFECTIVE DATE or thereafter becomes, public knowledge through no fault of the RECIPIENT, or is disclosed to the RECIPIENT by a third party as a matter of right, or can be shown by the RECIPIENT by written records to have been known to the RECIPIENT prior to such disclosure.

                           SECTION 9 -- FORCE MAJEURE

     9.1 FORCE MAJEURE: Except with regard to any payments required pursuant to this Agreement, no party shall be liable for delay or failure to perform, in whole or in part, by reason of contingencies beyond its reasonable control ("Force Majeure"), whether herein specifically enumerated or not, including, among others, acts of God, war, acts of war, revolution, civil commotion, riots, acts of public enemies, blockade or embargo, delays of carriers, car shortage, fire, explosion, breakdown of equipment, strike, chemical reversal reactions, lockout, labor dispute, casualty or accident, earthquake, epidemic, flood, cyclone, tornado, hurricane or other windstorm, delays of vendors, or by reason of any law, order, proclamation, regulation, ordinance, demand, requisition, requirement or any other act of any governmental authority, including, but not limited to, governmental actions restricting or preventing the growing or marketing of LICENSED COMMERCIAL SEED; provided, however, that the party so affected shall, as promptly as reasonably possible under the circumstances, give written or oral notice to each other parties whenever such a contingency appears likely to occur or has occurred and shall use all reasonable efforts to overcome the effects of the contingency as promptly as possible and shall allow each such party such access and information as may be necessary or desirable to evaluate such contingency. No party shall be required to resolve a strike, lockout or other labor problem in a manner which it alone does not deem proper and advisable. If any party is affected by an event of the sort enumerated in or contemplated by this Subsection 9.1, it may suspend performance of this Agreement for a period of time equal to the duration of the event excusing such performance and the time required to overcome the consequences of such event and resume performance. The affected party shall complete performance as required by this Agreement as soon as practicable after removal or cessation of the cause for the delay or reduction in performance.

                       SECTION 10 -- TERM AND TERMINATION

     10.1 TERM OF AGREEMENT: The term of this Agreement shall begin on the EFFECTIVE DATE and shall extend until D&PL is no longer selling any LICENSED COMMERCIAL SEED in the LICENSED COUNTRY, unless this Agreement is terminated earlier pursuant to a provision of this Section 10.

     10.2 TERMINATION:

          (a) MONSANTO shall have the right, with respect to a particular ROUNDUP READY GENE, to terminate this Agreement if, over a period of two
     (2) consecutive years starting January 1, 2001, total annual royalty revenue to MONSANTO from all of its licensees for use of the subject ROUNDUP READY GENE in cotton is less than MONSANTO'S total annual royalty due to third parties under license agreements from those parties for their technology applied to cotton. MONSANTO shall notify D&PL when annual royalty revenue to MONSANTO from all of its licensees is less than one hundred twenty-five percent (125%) of MONSANTO'S total annual royalty due to said third parties. In the event that MONSANTO elects to terminate this Agreement under this Subsection 10.2(b), MONSANTO shall: (i) terminate also all license agreements for the use of the subject ROUNDUP READY GENE with other licensees/sublicensees, if any; and (ii) allow D&PL and other sublicensees/licensees to sell only existing inventories of cotton seed containing the subject ROUNDUP READY GENE in their possession as of the date of notice of termination or for which each is then obligated by contract to take delivery. In the event that MONSANTO so elects to terminate this Agreement under this Subsection 10.2(b) all other provisions of this Agreement shall remain in force until contractual purchase commitments are fulfilled, and such inventories are exhausted.

          (b) MONSANTO shall have the right to terminate this Agreement after a date three (3) years from the date on which MONSANTO receives GOVERNMENTAL APPROVALS for sales of COTTON PLANTING SEED containing a ROUNDUP READY(R) GENE which exhibits improved characteristics over the FIRST ROUNDUP READY(R) GENE.

          (c) D&PL shall have the right to terminate this agreement by providing prior written notice to MONSANTO by June 30 in any FISCAL YEAR to have effect on August 1 of the next FISCAL YEAR.

     10.3 BREACH OF OBLIGATIONS: Breach by any party of any of the material provisions of this Agreement (other than the confidentiality obligations of Section 8 or default upon any of the payment obligations provided herein) shall entitle each of the other parties to give the party in breach or default at least ninety (90) days' notice to cure such breach or default. If a breach or default by the defaulting party is not cured within the ninety (90) day period, the materially-affected other party may terminate this Agreement, by giving notice to the other party to take effect immediately. Provided, however, that if a breach or default is not cured by MONSANTO within the ninety (90) day period, D&PL, to the extent that it shall have been materially affected by such default, may at its option by giving notice to MONSANTO (i) terminate this Agreement, or
(ii) terminate D&PL'S obligations under Subsection4.5, with all other provisions of this Agreement to remain in effect. Such option selected by D&PL shall take effect immediately. Any termination under this Subsection 10.3 shall not affect any other rights the notifying party may have under this Agreement or at law.

     10.4 DEFAULT ON PAYMENT: In the event D&PL defaults on any payment due to MONSANTO pursuant to Section 6, unless the default is caused by a default or other action by MONSANTO or under the provisions of Subsection 7.2(e), and fails to cure such default within thirty (30) days of notice by MONSANTO, MONSANTO shall have the right to terminate this Agreement by giving notice to D&PL. In the event MONSANTO defaults on any payment due to D&PL pursuant to Section 6 or under the provisions of Subsection 7.2(e), unless the default is caused by a default or other action by D&PL, and fails to cure such default within thirty
(30) days of notice by D&PL, D&PL shall have the right to terminate this Agreement by giving notice to MONSANTO.

     10.5 EFFECT OF TERMINATION: In the event this Agreement is terminated in its entirety by either D&PL or MONSANTO, D&PL shall lose all rights and LICENSES granted to it pursuant to this Agreement, provided, however, that if this Agreement is terminated by D&PL on account of a breach or default by MONSANTO, D&PL shall have the right to sell LICENSED COMMERCIAL SEED then in the possession of D&PL or which D&PL is then obligated by contract to take delivery in the LICENSED COUNTRY.

     10.6  SURVIVAL  OF  COVENANTS:  Notwithstanding  the  termination  of  this
Agreement by notice or otherwise, the rights and obligations conferred by Sections 6, 7, 8 11, 12, 13 and 14 with respect to events which occurred prior to such termination shall survive termination.

                       SECTION 11 -- WARRANTY/LIMITATIONS

     11.1 MONSANTO WARRANTIES: MONSANTO hereby warrants and represents that with respect to each ROUNDUP READY(R) GENE authorized by MONSANTO for COMMERCIAL SALE, as of its DATE OF APPROVAL FOR COMMERCIAL SALE in the LICENSED COUNTRY,
MONSANTO: (i) is the owner of such ROUNDUP READY(R) GENE and MONSANTO TECHNOLOGY used in the development thereof; (ii) is owner or licensee of any applicable LICENSED PATENT RIGHTS; and (iii) has the right to license (or sublicense) D&PL such ROUNDUP READY(R) GENE and the LICENSED PATENT RIGHTS and MONSANTO TECHNOLOGY used in the development thereof, for use under the terms of this Agreement;

     11.2 MUTUAL WARRANTIES:

          (a) MONSANTO warrants to D&PL that this License Agreement does not, and performance by MONSANTO of its obligations hereunder will not, contravene any provision of any agreement or contract binding upon MONSANTO.

          (b) D&PL warrants to MONSANTO that this License Agreement does not, and performance by D&PL of its obligations hereunder will not, contravene any provision of any agreement or contract binding upon D&PL.

     11.3 NO OTHER WARRANTIES: It is expressly understood that D&PL and MONSANTO MAKE NO REPRESENTATIONS, EXTEND NO WARRANTIES, EITHER EXPRESS OR IMPLIED, AND ASSUME NO RESPONSIBILITIES, OTHER THAN EXPRESSLY PROVIDED FOR HEREIN, WITH RESPECT TO:

          (a) THE PERFORMANCE, MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OF ANY ROUNDUP READY(R) GENE, RELATED MONSANTO TECHNOLOGY, LICENSED COMMERCIAL SEED, OR DELTAPINE CULTIVARS;

          (b) THE SCOPE OR VALIDITY OF ANY PATENT OF THE LICENSED PATENT RIGHTS; OR

          (c) ANY ROUNDUP READY(R) GENE, RELATED MONSANTO TECHNOLOGY, LICENSED COMMERCIAL SEED, OR DELTAPINE CULTIVARS OR USE THEREOF BEING FREE FROM INFRINGEMENT OF PATENTS OTHER THAN LICENSED PATENT RIGHTS.

                        SECTION 12 -- PATENT INFRINGEMENT

     12.1 UTILIZATION OF NON-INFRINGING TECHNOLOGY: If, in MONSANTO'S opinion, the development, production, processing, use, export or sale of LICENSED COMMERCIAL SEED with respect to the LICENSED COUNTRY, that has been authorized for COMMERCIAL SALE in writing by MONSANTO, would infringe a third party patent, MONSANTO shall employ reasonable business efforts and judgment to access the necessary license from said third party at no additional cost to D&PL, at which time said patent shall become part of the LICENSED PATENT RIGHTS. If MONSANTO has alternative TECHNOLOGY which MONSANTO can lawfully license for use by D&PL that obviates the need for said third party license which MONSANTO cannot access at a reasonable cost and results in plants which exhibit tolerance to GLYPHOSATE at the same or greater levels as plants produced from LICENSED COMMERCIAL SEED containing previously authorized TECHNOLOGY, MONSANTO shall make such alternative TECHNOLOGY available to D&PL. D&PL shall promptly utilize such alternative TECHNOLOGY to avoid the need for such third party license. Nothing in this Agreement shall preclude D&PL from negotiating directly with any third party for rights under patents or patent applications held by a third party. Provided, however, that any costs incurred by D&PL in negotiating for or acquiring any third party patent rights shall not be credited against any payments due to MONSANTO by D&PL unless MONSANTO agrees to such credit in writing.

     12.2 DEFENSE OF INFRINGEMENT CLAIMS:

          (a) Subject to the limitations of Subsection 12.3, MONSANTO shall assume the defense of any claim brought against D&PL by a third party for infringement of any patent of the LICENSED COUNTRY insofar as such claim arises solely from D&PL'S use in the LICENSED COUNTRY of transgenic cotton germplasm provided by MONSANTO pursuant to this Agreement ("D&PL Infringement Claim") and, except as provided to the contrary in this
     Section 12, shall assume the legal costs and expenses of defending D&PL against any such D&PL Infringement Claim. MONSANTO shall be permitted to conduct such defense with nationally-recognized patent counsel and litigation lawyers of its choice experienced in patent law and shall regularly keep D&PL informed in writing of the status and progress of the suit . If D&PL desires to have its counsel participate in the preparation of such defense, trial, or settlement of any D&PL Infringement Claim, such participation shall be at D&PL'S expense. Subject to the limitations of Subsection 12.2 and 12.3, MONSANTO shall indemnify D&PL against any and all monetary damages and/or costs actually awarded in such suit or any amounts paid in settlement in respect to such an D&PL Infringement Claim. In the event that D&PL assumes the defense against any D&PL Infringement Claim, MONSANTO shall have no obligation to defend or indemnify D&PL with respect to such D&PL Infringement Claim.

          (b) If the D&PL Infringement Claim is made by a third party, and (i) a license agreement is available on reasonable terms to settle the D&PL Infringement Claim, and (ii) D&PL does not accept the proposed reasonable license agreement, then MONSANTO's liability under its obligations to defend and indemnify D&PL with respect to such D&PL Infringement Claim shall be limited to the sum of the costs incurred and damages attributable to D&PL's activities prior to the availability of the license plus an amount not to exceed the royalties and other monetary payments that would have been payable for D&PL's activities after availability of the license to the third party licensor had such license agreement been accepted.

          (c) The obligation of MONSANTO pursuant to this Subsection 12.2 shall apply only if:

               (i) D&PL notifies MONSANTO within twenty (20) days of the receipt by D&PL of a notice of an alleged or potential infringement of a third-party patent by the production, use or sale of LICENSED
          COMMERCIAL SEED or a D&PL Infringement Claim. MONSANTO acknowledges that D&PL has properly notified MONSANTO that a claim of infringement of certain South African patents has been received from Phytogen, Inc.

               (ii) MONSANTO is given exclusive control of the defense of such D&PL Infringement Claim and all negotiations relating to its settlement; provided however that, MONSANTO shall keep D&PL advised of the status of the D&PL Infringement Claim and any such negotiations and that any settlement by MONSANTO which has or reasonably could have a substantial direct financial impact on D&PL shall require the prior written approval of D&PL which shall not be unreasonably withheld; provided further that for the purposes of this Subsection 12.2(c)(ii), a settlement which requires the payment of not more than the remaining indemnification amount of Subsection 12.3 to the third-party patent owner and would require no further payment to said third party for continued development, production, use or sale of LICENSED COMMERCIAL SEED shall not be considered to have a direct financial impact on D&PL; and

               (iii) D&PL promptly provides to the attorney(s) defending the action all relevant information in its possession (excluding information covered by confidentiality obligations to third parties) reasonably requested by MONSANTO and reasonably makes available all personnel of D&PL for depositions, testimony and consultations, and provides such technical assistance reasonably requested by MONSANTO to the extent necessary for the conduct of the suit and to the extent that D&PL has the power and the legal right to do so.

          (d) In the event of a D&PL Infringement Claim or an allegation of infringement of a third-party patent in the LICENSED COUNTRY and if a reasonable license agreement with that third party is not available, then D&PL shall, upon the written request of MONSANTO promptly cease and desist the infringing activity. If D&PL does not cease and desist such activity, MONSANTO shall have no obligation to defend or indemnify D&PL with respect to any such D&PL Infringement Claim.

     12.3 LIMITATION OF LIABILITY: MONSANTO's total liability at any time for all indemnification payments to D&PL for its payment to third parties for patent infringement, payments made in settlement of infringement claims against D&PL, and D&PL's costs associated with the defense of all D&PL Infringement Claims, shall not cumulatively exceed, the total amount of (i) NET LICENSE FEES retained by MONSANTO, if any, after payment of the amount due to D&PL under Subsection 6.1, including those fees retained by MONSANTO for sales in the LICENSED COUNTRY prior to the EFFECTIVE DATE, plus (ii) the ROYALTY paid to MONSANTO by D&PL under Subsection 6.2, all for sales in the applicable LICENSED COUNTRY.

     12.4 SUSPECTED INFRINGEMENT OF LICENSED PATENT RIGHTS: In the event D&PL learns of suspected infringement of LICENSED PATENT RIGHTS, then to the extent that D&PL is lawfully permitted to do so, D&PL shall notify MONSANTO to such effect and provide MONSANTO with the evidence concerning suspected infringement in D&PL'S possession. MONSANTO shall use reasonable efforts to terminate such infringement without litigation. Nothing herein shall be construed as conferring on D&PL any right to bring suit for infringement of LICENSED PATENT RIGHTS.

     12.5 EFFECT OF INVALIDITY OF LICENSED PATENT RIGHTS: In the event any claim of LICENSED PATENT RIGHTS is declared invalid or unenforceable by a final judgment of a court having competent jurisdiction, the LICENSES granted under
Section 3 shall terminate and have no force or effect as to the subject matter covered by that claim. However, subject to the provisions of Section 6, the LICENSES shall continue with respect to any remaining patent claims within LICENSED PATENT RIGHTS.

     12.6 SUSPECTED MISAPPROPRIATION OF MONSANTO TECHNOLOGY: In the event D&PL learns of any suspected misappropriation by a third party of a gene which is a candidate to become a ROUNDUP READY(R) GENE or other MONSANTO TECHNOLOGY, furnished by MONSANTO, or progeny thereof, to the extent that it may lawfully do so, D&PL shall notify MONSANTO, provide MONSANTO with the available information concerning the suspected misappropriation, and cooperate with MONSANTO to terminate such misappropriation and/or obtain redress therefor, but at the expense of MONSANTO.

         SECTION 13 -- CLAIMS BY VENDEE FOR FAILURE OF GENE PERFORMANCE

     13.1 PROCEDURE AND INDEMNITIES FOR VENDEE CLAIMS: In the event that a purchaser of LICENSED COMMERCIAL SEED makes a claim that one or both of the parties have breached a warranty for the LICENSED COMMERCIAL SEED or that it has otherwise failed to provide the expected performance, whether such claim is made in a governmental forum, such as a court, or by communicating directly with one of the parties or a distributor of LICENSED COMMERCIAL SEED, then the following shall apply:

          (a) Neither party shall communicate to such purchaser (hereinafter "claimant") that the alleged failure is due to the TECHNOLOGY of the other party.

          (b) A party receiving notice of a claim or action shall notify the other within fifteen days of receipt by the party.

          (c) In the case of any settlement in which a party expects the other party to share all or any portion of the cost of settlement, the parties shall first have agreed to any settlement offer prior to its communication to the claimant, including who shall be responsible for what portion of the settlement payment (whether in cash or goods or services). Alternatively, such agreement may include the agreement to refer the issue of responsibility to arbitration as provided in Subsection 13.1(e)(iv) below.

          (d) The parties shall jointly defend any formal action by a claimant or class of claimants.

          (e) The parties shall indemnify each other for the costs of such defense and any damages awarded or paid by way of a settlement agreed upon as provided in Subsection 13.1(c) (together, the "action costs") as a result of such action on the following basis:

               i) If the LICENSED COMMERCIAL SEED involved in the action failed to meet the SEED PURITY STANDARD due to no fault of MONSANTO or if the DELTAPINE CULTIVAR or COTTON PLANTING SEED is the cause of the alleged failure due to no fault of the ROUNDUP READY(R) GENE, then D&PL shall indemnify MONSANTO for one hundred percent of the action costs, provided that D&PL shall have no responsibility for such action cost in the event that breach of an express warranty by MONSANTO or its agents gave rise to the cause of action and D&PL had not agreed in writing to the terms of such express warranty; or

               ii) If the claimant used ROUNDUP(R)herbicide sourced from MONSANTO over the plants grown from such LICENSED COMMERCIAL SEED, and such ROUNDUP(R) herbicide is shown to be defective, and such defect is the cause of the alleged failure, then MONSANTO shall indemnify D&PL for one hundred percent of the action costs; or

               iii) If neither of (i) or (ii) applies, then if the ROUNDUP READY(R)GENE or, if applicable, the LEPIDOPTERAN ACTIVE GENE, is the cause of the alleged failure of the LICENSED COMMERCIAL SEED, MONSANTO shall be responsible for a percentage of the action costs equal to the MONSANTO ROYALTY PERCENTAGE applicable to the sale of the LICENSED COMMERCIAL SEED which led to the action and D&PL shall be responsible for the balance of the action costs, (and each party indemnifies the other for such amount). Provided further that MONSANTO shall have no responsibility for its share of such action costs in the event that breach of an express warranty by D&PL or its agents gave rise to the cause of action and MONSANTO had not agreed in writing to the terms of such express warranty; or

               iv) If MONSANTO and D&PL do not agree on which of (i),  (ii),  or
          (iii) applies, then the parties shall submit to arbitration, as provided in Subsection 10.11 of the OPTION AGREEMENT, the issue of the cause of the alleged failure of LICENSED COMMERCIAL SEED, and, if necessary, the liability of each party under this agreement, following the allocations provided in this Subsection 13.1(e), provided that (A) if the Arbitrator determines that no one of (i), (ii), or (iii) applies but also determines that the cause for the alleged failure can be allocated with reasonable certainty among MONSANTO and D&PL in percentage terms, the Arbitrator may allocate the action costs in accordance with such finding concerning cause, but (B) if the Arbitrator cannot determine the cause of the alleged failure of performance under the above provisions of this Subsection 13.1, then MONSANTO shall be responsible for a percentage of the action costs equal to the MONSANTO ROYALTY PERCENTAGE applicable to the sale of the LICENSED COMMERCIAL SEED which led to the action and D&PL shall be responsible for the balance of the action costs (and each party indemnifies the other for such amount). The arbitrator(s) shall not have the power to alter, amend, or otherwise affect the terms of this Agreement.

          (f) In the event that information comes to the attention of either MONSANTO or D&PL that a change in conditions has occurred which reasonably necessitates a modification of performance warranty(ies) previously agreed upon by the parties, the party having such information shall notify the other party within sixty (60) days after receipt of such information and MONSANTO and D&PL shall each act in good faith to reach agreement upon appropriate modification(s) of such performance warranty(ies).

     13.2 FAILURE TO COMPLY WITH REQUIRED PROCEDURES: If a party breaches the provisions of Subsection 13.1 with respect to a claim or claims by purchasers of LICENSED COMMERCIAL SEED, then that party shall be one hundred percent responsible for the costs of settling or defending such claim(s) and for any damages awarded as a result of actions involving such claim(s).

     13.3 D&PL'S INDEMNITY FOR VENDEES CLAIMS:

     EXCEPT AS EXPRESSLY PROVIDED IN SUBSECTIONS 13.1 AND 13.2, D&PL SHALL DEFEND AND INDEMNIFY AGAINST, AND HOLD MONSANTO AND ITS EMPLOYEES, DIRECTORS, OFFICERS AND AGENTS HARMLESS FROM, ANY LOSS, COST, LIABILITY OR EXPENSE (INCLUDING COURT COSTS AND REASONABLE FEES OF ATTORNEYS AND OTHER PROFESSIONALS) INCURRED FROM ANY CLAIM BY COTTON FARMERS WHO PURCHASE, AND OF DISTRIBUTORS AGAINST WHOM SUCH FARMERS MAY MAKE CLAIMS, ARISING OR IN ANY WAY CONNECTED WITH LICENSED COMMERCIAL SEED, ANY PLANT GROWN THEREFROM OR THE PERFORMANCE OF EITHER. PROVIDED, HOWEVER, THAT: (I) D&PL SHALL HAVE SOLE CONTROL OF SUCH DEFENSE AND ALL NEGOTIATIONS RELATING TO ITS SETTLEMENT; PROVIDED HOWEVER THAT, D&PL SHALL KEEP MONSANTO ADVISED OF THE STATUS OF THE CLAIM AND ANY SUCH NEGOTIATIONS AND THAT ANY SETTLEMENT BY D&PL WHICH HAS OR COULD REASONABLY HAVE A SUBSTANTIAL DIRECT FINANCIAL IMPACT ON MONSANTO SHALL REQUIRE THE PRIOR WRITTEN APPROVAL OF MONSANTO WHICH SHALL NOT BE UNREASONABLY WITHHELD; (II) THE OBLIGATION TO INDEMNIFY IS CONDITIONAL ON MONSANTO HAVING NOTIFIED D&PL WITHIN TWENTY (20) DAYS OF THE RECEIPT BY MONSANTO OF A PERFORMANCE CLAIM SUBJECT TO THIS INDEMNIFICATION; (III) IF MONSANTO DESIRES TO HAVE ITS COUNSEL PARTICIPATE IN THE PREPARATION OF SUCH DEFENSE, TRIAL, OR SETTLEMENT OF ANY CLAIM SUBJECT TO THIS INDEMNIFICATION, SUCH PARTICIPATION SHALL BE AT MONSANTO'S EXPENSE; (IV) IF MONSANTO ASSUMES THE DEFENSE AGAINST ANY SUCH CLAIM, D&PL SHALL HAVE NO OBLIGATION TO DEFEND OR INDEMNIFY MONSANTO WITH RESPECT TO SUCH CLAIM; AND (V) MONSANTO MUST PROMPTLY PROVIDE ALL INFORMATION IN ITS POSSESSION REASONABLY REQUESTED BY D&PL AND MAKE AVAILABLE ALL PERSONNEL OF MONSANTO FOR DEPOSITIONS, TESTIMONY AND CONSULTATIONS, AND PROVIDE SUCH TECHNICAL ASSISTANCE REASONABLY REQUESTED BY D&PL TO THE EXTENT NECESSARY FOR THE CONDUCT OF THE SUIT.

                              SECTION 14 -- GENERAL

     14.1 ASSIGNMENT OF D&PL'S RIGHTS AND OBLIGATIONS: D&PL shall have the right to assign this Agreement in connection with the reorganization, consolidation, spin-off, sale, or transfer of substantially all of the stock or assets related to that portion of its business pertaining to the subject matter of this Agreement, either alone or in conjunction with other D&PL businesses. The assignee shall agree in writing to be bound by all terms of this Agreement, and D&PL shall thereafter be released from all obligations hereunder. In addition, D&PL shall have the right to assign its respective rights or obligations and delegate its performance hereunder, in whole or in part, to any one of its affiliates which carries out the activities licensed under this Agreement; provided, however, that D&PL shall remain liable for the obligations of that affiliate hereunder. Except as provided above, D&PL shall not (by operation of law or otherwise) assign, mortgage, give as security, or license any of its rights hereunder, nor shall D&PL subcontract or delegate (other than in the ordinary course of business) any of its obligations hereunder (except as otherwise provided in this Agreement), except with the written consent of MONSANTO.

     14.2 ASSIGNMENT OF MONSANTO'S RIGHTS AND OBLIGATIONS: MONSANTO shall have the right to assign this Agreement in connection with the reorganization, consolidation, spin-off, sale, or transfer of substantially all of the stock or assets related to that portion of its business pertaining to the subject matter of this Agreement, either alone or in conjunction with other MONSANTO businesses. The assignee shall agree in writing to be bound by all the terms of this Agreement, and MONSANTO shall thereafter be released from all obligations hereunder. In addition, MONSANTO shall have the right to assign its respective rights or obligations and delegate its performance hereunder, in whole or in part, to any of its affiliates provided, however, that MONSANTO shall remain liable for all obligations hereunder. Except as provided above, MONSANTO shall not (by operation of law or otherwise) assign, mortgage, give as security, or license any of its rights hereunder, nor shall MONSANTO subcontract or delegate (other than in the ordinary course of business) any of its obligations hereunder (except as otherwise provided in this Agreement), except with the written consent of D&PL.

     14.3 RELATION OF PARTIES: Nothing in this Agreement shall create, or be deemed to create, a partnership, or the relationship of principal and agent among the parties. No provision of this Agreement is intended to be for the benefit of or enforceable by any third party.

     14.4 INTEGRATION OF CONTRACT: This Agreement constitutes the full understanding of the parties, a complete allocation of risks between them and a complete and exclusive statement of the terms and conditions of their agreement relating to the subject matter hereof. Except as provided in the Option Agreement, all prior agreements, negotiations, dealings and understandings, whether oral or written, regarding the subject matter hereof are hereby superseded and merged into this Agreement.

     14.5 WAIVERS AND AMENDMENTS: This Agreement may be amended, superseded, canceled, renewed or extended, and the terms hereof may be waived, only by a written instrument signed by the parties, or in the case of a waiver, by the party waiving compliance. Except where a specific period for action or inaction is provided herein, no delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof. Nor shall any waiver on the part of any party of any such right, power or privilege, nor any single or partial exercise of any such right, power or privilege, preclude any further exercise thereof or the exercise of any subsequent or other such right, power or privilege. Except as otherwise provided herein, no conditions, usage of trade, course of dealing or performance, understanding or agreement, purporting to modify, vary, explain or supplement the terms or conditions of this Agreement (except for the other Related Agreement(s) shall be binding unless hereafter made in writing and signed by the party to be bound, or by a written amendment hereof executed by the parties, and no modification shall be effected by the acknowledgment or acceptance of any forms or other documents containing terms or conditions at variance with or in addition to those set forth in this Agreement

     14.6 HEADINGS: Section and Subsection headings as to the contents of particular Sections and Subsections are for convenience only and are in no way to be construed as part of this Agreement or as a limitation of the scope of the particular Section or Subsection to which they refer.

     14.7 REFERENCES TO SECTIONS, SUBSECTIONS AND APPENDICES: Unless otherwise expressly stated, all Sections and Subsections referred to herein are Sections and Subsections of this Agreement, and all Appendices referred to herein are Appendices attached hereto.

     14.8 PARTIAL INVALIDITY: If any provision of this Agreement is held by any competent authority to be invalid or unenforceable in whole or in part, this Agreement shall continue to be valid as to the other provisions thereof and the remainder of the affected provision; provided, however, that if such determination of invalidity or unenforceability substantially diminishes the value of the Agreement to a party, then the parties shall promptly negotiate in good faith to modify the agreement as necessary to make it fair and equitable to both parties. If the parties fail to agree upon modifications of the agreement to resolve the issue within ninety (90) days from commencement of negotiations, either party may then terminate the agreement by written notice given within thirty (30) days after expiration of said ninety (90) day period, said termination to take effect one year after commencement of negotiations.

     14.9 GOVERNING CONTRACT LAW: This Agreement shall, except as provided in Subsection 14.10, be governed and construed in all respects in accordance with the laws of the State of Delaware (other than its rules of conflicts of law).

     14.10 NOTICES: Any notice or other information required or authorized by this Agreement to be given by any party to the other shall be given in writing and shall be deemed sufficiently given when delivered by hand, or transmitted by express mail or overnight courier service, or transmitted by facsimile or other means of electronic data transmission, confirmed by express mail or overnight courier service, to the following addresses of the other party or such other address(es) as is (are) notified to the subject parties by the other party from time to time.

         If to D&PL:       Delta and Pine Land Company
                           One Cotton Row
                           Scott, Mississippi  38772
                           Attention:  President

         If to MONSANTO:   Monsanto Company
                           800 North Lindbergh Boulevard
                           St. Louis, Missouri  63167
                           Attention: Global Product Management, Cotton

     14.11 INCORPORATION OF APPENDICES: The Appendices are incorporated herein and made a part hereto.

     IN WITNESS WHEREOF, this Agreement has been executed by duly authorized representatives of the parties herein.


                          DELTA AND PINE LAND COMPANY

                          By:________________________________

                          Title:_____________________________


                          MONSANTO COMPANY

                          By:________________________________

                          Title:_____________________________

                                   APPENDIX 1

                             LICENSED PATENT RIGHTS



Patent _______
Patent _______

                                   APPENDIX 2


                         RR TRADEMARK LICENSE AGREEMENT

     This Agreement, made as of the _______ day of September, 2001, by and between Monsanto Company, a corporation organized and existing under the laws of the State of Delaware, having its principal place of business at 800 North Lindbergh Boulevard, St. Louis, Missouri 63167 (hereinafter referred to as "MONSANTO"), and Delta and Pine Land Company, organized and existing under the laws of Delaware, having a principal place of business at 100 Main Street, Scott, Mississippi 38772 (hereinafter "D&PL").

                                  WITNESSETH :

WHEREAS, MONSANTO is the owner of the trademark, which is the subject of South African trademark registration(s) 97/00354 and 97/00355 for ROUNDUP READY(R) Genes and seeds containing them (hereinafter referred to as the "RR TRADEMARK"); and

WHEREAS D&PL desires to obtain a license to use the RR Trademark in connection with the sale of transgenic cotton seed derived from a ROUNDUP READY(R) EVENT licensed by MONSANTO pursuant to a license for GLYPHOSATE-TOLERANT COTTON AND SEED SERVICES AGREEMENT (the "LICENSE AGREEMENT");

NOW, THEREFORE, in consideration of the mutual undertakings and obligations herein obtained, the parties agree as follows:

     1. MONSANTO hereby grants to D&PL, subject to all of the terms and conditions herein contained, a non-exclusive, royalty-free license to use the RR Trademark on or in relation to cotton seed which has been derived from a ROUNDUP READY(R) EVENT and which has been produced pursuant to the LICENSE AGREEMENT (hereinafter referred to as "Goods"). This license shall be assignable to a third party only in the manner allowed in the LICENSE AGREEMENT and only as part and parcel of an assignment of the LICENSE AGREEMENT.

     2. D&PL agrees that it will use the RR Trademark on all Goods, but only on Goods which meet the derived from a ROUNDUP READY(R) EVENT as defined in the LICENSE AGREEMENT.

     3. MONSANTO shall have the right at all reasonable times to inspect and examine the methods, processes and containers used by D&PL in bagging, treating and storing the Goods on which the D&PL uses the RR Trademark and to request samples of such Goods and containers. D&PL agrees to permit such inspections and examinations and to furnish such samples. Such inspection and examination shall be for the sole purpose of confirming that the quality of the Goods meets the standards set forth in writing by MONSANTO and shall not be used for any competitive purpose whatsoever.

     4. D&PL shall have the right to use the RR Trademark in advertising and promotional literature and the like, as well as on labels, packaging, containers and the like, for the Goods. D&PL agrees that each such use of the RR Trademark shall be in accordance with the provisions of Section 3.6 of the LICENSE AGREEMENT and agrees that the RR Trademark shall be used with the (R) symbol which shall be keyed to the footnote "Registered trademark of, and used under the license from Monsanto Company". D&PL further agrees to submit to MONSANTO representative sample of labels, packaging, containers, advertising, promotional materials and other materials to which the RR Trademark is applied.

     5. D&PL acknowledges MONSANTO'S exclusive ownership of all right, title and interest in and to the RR Trademark and agrees that D&PL's use of the RR Trademark shall inure to the benefit of MONSANTO. D&PL further agrees that it will in no way dispute, impugn or attack the validity of said RR Trademark or MONSANTO'S rights thereto.

     6. D&PL agrees not to engage in conduct or take action which will result in a diminution in value to the RR Trademark, including, without limitation, using the RR Trademark in close proximity to another brand of which Monsanto is not the owner, using the RR Trademark as a noun, generic term for any product or service, or in a manner other than as an uninflected adjective, failing to give express attribution to MONSANTO as provided in paragraph 4, or failing to give proper notice of the registered status of the RR Trademark. Failure to observe any of the foregoing shall be considered misuse of the RR Trademark.

     7. The term of this Agreement shall be coextensive with the term of the LICENSE AGREEMENT unless sooner terminated in accordance with the terms of
Section 8 hereof. All capitalized terms used herein but not defined herein shall have the meanings set forth in the LICENSE AGREEMENT.

     8. If at any time, D&PL should use the RR Trademark for Goods not produced in accordance with the terms of the LICENSE AGREEMENT, or if at any time D&PL breaches any other provision of this Agreement or fails to observe any of its obligations hereunder the license granted herein shall be terminable upon written notice from MONSANTO to that effect. Provided, however, that D&PL shall have ninety (90) days from the receipt of such notice to cure any breach or default.

     9. D&PL agrees to notify MONSANTO promptly of any apparent infringement of the RR Trademark. MONSANTO will take such action regarding such infringement as it deems, in its sole discretion, to be necessary or desirable, and D&PL agrees to cooperate therein.

     10. MONSANTO agrees to indemnify and hold harmless from and against all claims, suits, damages and costs arising out of a claim of trademark infringement on account of D&PL's use of the RR Trademark. Provided, however, that D&PL shall promptly notify MONSANTO of such claim or suit and shall reasonably cooperate with MONSANTO in the defense thereof.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed in duplicate by their duly authorized representatives as of the date first set forth above.

                                       MONSANTO COMPANY
WITNESS
                                       By ____________________________________
___________________________            Title ___________________________________

WITNESS
                                       DELTA AND PINE LAND COMPANY

                                       By ___________________________________
_________________________              Title __________________________________

                                   APPENDIX 3
                   ROUNDUP READY(R) QUALITY ASSURANCE CRITERIA

All multiplications of LICENSED COMMERCIAL SEED must meet genetic purity standards and comply with all applicable seed laws of the LICENSED COUNTRY. Breeder seed lots will be sampled and tested for verification of the presence of the intended event(s) and the absence of unintended events using MONSANTO approved assays, laboratories and tolerances. The term "unintended event" shall mean DNA molecules, vector, or constructs (or replicates thereof) not naturally occurring in cotton and not intended to be present in the variety.

Current standards are:

(a) At least 98% of the seed in a lot of commercial seed will contain the commercially approved gene(s) of interest; (using a 95% confidence level) . Every seed lot (one seed lot shall not exceed 2,000 bags of seed) of LICENSED COMMERCIAL SEED must have a sample taken and stored using the procedures of Appendix 4, and the presence of the MONSANTO ROUNDUP READY(R) GENE verified. Verification shall be conducted by an independent seed testing laboratory or D&PL'S testing laboratory. All testing shall be conducted using procedures supplied or approved in writing by MONSANTO. MONSANTO reserves the right to do DNA verification on any lot, including the retained samples.

(b) Adventitious amounts of commercially approved, unintended gene(s) are allowed in commercial lots of seed. It is D&PL'S responsibility to define acceptable adventitious amounts based on knowledge of the industry and compliance with applicable laws. "Commercially approved" means accepted by all applicable governmental agencies for unrestricted sale.

       For Example: A cotton variety labeled to contain only Roundup Ready cotton seed will contain =>98% Roundup Ready event 1445 and may contain
     <=1% Bollgard event 531; (Events 1445 and 531 are commercially  approved in the US).

(c) Seed lots will be tested for non-approved genes at a 0.1% threshold at a 95% confidence level. History and knowledge of the presence of potential non-approved genes in D&PL'S research program and seed production fields will determine which seed lots are tested and for which traits. The testing program and breeding history will be documented by D&PL. Seed lots testing positive for a non-approved gene will not be sold and MONSANTO will be notified in writing whenever a non-approved gene is detected. "Non-approved" means not accepted by all applicable governmental agencies for unrestricted sale.

       Examples of non-approved Monsanto genes are: Roundup Ready event 1698 and Bollgard event 757.

All production fields for LICENSED COMMERCIAL SEED must be treated with Roundup(TM) herbicide or such other brand as Monsanto may specify from time to time at 0.75 lb. acid equivalent of GLYPHOSATE per acre (24 fluid ounces) in a single application. This application must be made between the 1- and 4-leaf stage of development. Other Roundup(TM) herbicide applications may be made within label guidelines.

A representative sample of at least 33% of seed production fields for LICENSED COMMERCIAL SEED must be inspected by qualified inspectors approximately 5 to 14 days after the first spraying with ROUNDUP(R) HERBICIDE to determine the percent of the LICENSED COMMERCIAL SEED exhibiting tolerance to ROUNDUP(R) HERBICIDE. A representative sample is defined as at least one field inspection for each future lot of commercial seed production. A random check shall be made (one per 10 acres for fields less than 100 acres, otherwise one per 20 acres). At least 100 plants shall be examined per check and the average reported. At least 98% of the plants in the field must exhibit complete tolerance to the ROUNDUP(R) HERBICIDE treatment by exhibiting no vegetative injury symptoms. MONSANTO shall have access, upon request, to all field inspection information.

All cost associated with the quality program shall be borne by D&PL. D&PL shall maintain all testing records for each lot of LICENSED COMMERCIAL SEED for three
(3) years after sale of such LICENSED COMMERCIAL SEED. All test results, inspection records and other quality assurance or quality control documentation shall be available to MONSANTO upon request and MONSANTO shall have a right to audit D&PL's quality control program and to take and test subsamples from the samples retained by D&PL.

                                   APPENDIX 4

             PROCEDURE FOR ARCHIVING/STORAGE OF SAMPLES OF SEED LOTS

         1.1  Purpose.
         The protocol focuses on the collection, storage and security of file samples representing processed lots of LICENSED COMMERCIAL SEED. Storage of said samples is to satisfy pertinent legal requirements, for the development of historical data, and for confirmation and evaluation in the event of customer inquiries and legal claims and to confirm MONSANTO'S and D&PL'S legal rights and/or obligations under this Agreement.

         1.2  Responsibility.
         (1) D&PL'S Quality Assurance Department will obtain a representative sample from every finished seed lot during the conditioning process. The sample will be taken by the automatic sampling device at the bagging station (or probed by hand, whichever is appropriate) and divided into representative portions as per the Association of Official Seed Analysts Rules for Testing Seeds. The portion for storage will weigh approximately 1.5 pounds.

         (2) These samples will be labeled with lot number, variety, CLASS, year grown, date, and number of bags per lot, then immediately sealed in a linen bag, or comparable container, to provide a good moisture barrier.

         (3) In order to preserve sample quality, where such storage conditions are commercially reasonable, samples will be stored in either air-conditioned storage, or in dry, arid environments where relative humidity and temperature combined do not exceed 100 (when the temperature is expressed in degrees Fahrenheit).

         (4) Access to these samples will be restricted to persons authorized by D&PL and will be kept in a physically secure location.

         (5) These samples will be stored for a period of three (3) years after the last sale of seed from the lot. If, prior to expiration of this period, claims or other legal proceedings have been commenced which involve the specific lot, the sample will be retained until a matter is finally concluded.

                                   APPENDIX 5

                              GENE EQUIVALENCY TEST


        COMMERCIAL HERBICIDE-TOLERANCE PROTOCOL: ROUNDUP READY(R) COTTON

Purpose: Determine the tolerance of candidate D&PL ROUNDUP READY(R)CULTIVARS to applications of ROUNDUP(R) HERBICIDE .

Treatments:
               1.   Candidate cotton line not sprayed with GLYPHOSATE
               2. Candidate cotton line sprayed with Roundup (or other MONSANTO GLYPHOSATE brands as notified by MONSANTO) at 0.75 lb. Acid equivalent/Acre (26 ounces per acre) at four different timings:
o    Topical application at the 1 leaf stage
o Topical application at the 4 leaf stage (before the 5th leaf reaches size of a quarter)
o Post Directed ten days after the 4 leaf application (direct spray at the base of the plants minimizing foliar contact)
o Post Directed twenty days after the 4 leaf application (direct spray at the base of the plants minimizing foliar contact)

Design:
o Randomized complete block design. Plots are to be a minimum of four (4) rows wide by ten (10) meters long by four (4) replications. Spray all four
     (4) rows of each treatment. Harvest the center two (2) rows.
o Plots are to be weed free. Use an appropriate commercial herbicide program and superimpose the ROUNDUP(R) HERBICIDE (as described above) treatments over this program.
o Due to seed size variability, planter settings must be adjusted and/or early season stand thinning must be accomplished to provide a uniform plant population among all lines.
o    Use appropriate agronomic practices to maximize yield.
o A minimum of two (2) locations (within the area of adaptation for the variety in the Republic of South Africa) per year for two years must be completed.

Data requirements:
Yield and end-of-season plant map data must be collected and meet the following criteria:

1. Yield: Lint yield averaged across locations for the sprayed treatment must be at least 98% of the yield of the unsprayed treatment at the 95% confidence level.

2.   D&PL shall  submit to MONSANTO  summary  results  which show  whether  each candidate variety met the above criteria under the specified test parameters. In addition, D&PL shall certify in writing to MONSANTO that each D&PL ROUNDUP READY(R) CULTIVAR has been tested under these conditions and met the above criteria for two (2) consecutive years before unrestricted sales can be made. Commercial seed production and commercial agronomic testing may be started after a candidate variety has been tested for one (1) year and met the above criteria.

Varieties that have passed two (2) years of COMMERCIAL HERBICIDE-TOLERANCE TRIALS, as described above or their technical equivalent, in Australia or the United States, are only required to pass one (1) year of trials in the Republic of South Africa.

Exhibit 10.35
                      GLYPHOSATE-TOLERANT COTTON AGREEMENT
                                   -AUSTRALIA-

     THIS AGREEMENT is made as of the 3rd day of July, 2001 and among Monsanto Company ("MONSANTO"), having a principal place of business at 800 North Lindbergh Boulevard, St. Louis, Missouri 63167, and Deltapine Australia Pty. Limited, ("DPA"), having a principal place of business at 60 Maitland Street, Narrabri, NSW, Australia, 2390, and Delta and Pine Land Company ("DELTA"), One Cotton Row, Scott, Mississippi 38772.

                             SECTION 1 -- BACKGROUND

     1.1 MONSANTO has developed and has a present intention to continue to develop TECHNOLOGY which is useful in the production of genetically modified cotton plants exhibiting tolerance to GLYPHOSATE and also possesses certain know-how and germplasm relating to such cotton plants.

     1.2 DPA has been developing cotton varieties containing such MONSANTO TECHNOLOGY for the Australian cotton seed market.

     1.3 MONSANTO and DPA are each interested in entering into an arrangement under which DPA could produce and sell LICENSED COMMERCIAL SEED to cotton farmers licensed by MONSANTO to use such LICENSED COMMERCIAL SEED.

                           SECTION 2 -- INTERPRETATION

     2.1 DEFINITIONS: In this Agreement, unless the context otherwise requires:


          2.1.1 The term "AFFILIATE" means an entity which controls, is controlled by, or is under common control with another company; "control" being defined as owning more than fifty percent (50%) of the voting shares of the controlled entity.

          2.1.2 The term "AVERAGE GROSS MARGIN PERCENTAGE" with respect to a particular CLASS of COTTON PLANTING SEED means one minus the quotient of the COST OF GOODS SOLD divided by the WHOLESALE PRICE per unit for that particular CLASS averaged over all units of that particular CLASS sold in the applicable year, expressed as a percentage.

          2.1.3 The term "B.t.  TOXIN" means the  insecticidal  protein  derived
     from  Bacillus  thuringiensis,   and  any  active  fragment,  modification,
     deletion, or mutation thereof, which is toxic to LEPIDOPTERAN INSECTS.

          2.1.4 The term "BACKCROSS" means a cross of a hybrid with either of its parents.

          2.1.5 The terms "BACKCROSSES" or "BACKCROSSING" means a system of breeding whereby recurrent crosses are made to one (1) of the parents of a hybrid, accompanied by the selection for a specific characteristic or characteristics.

          2.1.6 The term "CLASS" means a type of COTTON PLANTING SEED categorized by the presence or absence of a trait or traits introduced using the biotechnology of MONSANTO or another. An example of a class is LICENSED COMMERCIAL SEED derived solely from the FIRST ROUNDUP READY(R) EVENT; another example is LICENSED COMMERCIAL SEED derived from the FIRST ROUNDUP READY(R) EVENT and containing a MONSANTO B.t. GENE.

          2.1.7 The term "COMMERCIAL DEVELOPMENT" of a ROUNDUP READY(R) EVENT means the evaluation by DPA of the progeny of that ROUNDUP READY(R) EVENT in DPA CULTIVARS and/or by a third party in such third party's cultivars.

          2.1.8 The term "COMMERCIAL HERBICIDE TOLERANCE" means the property of cotton plants not to sustain economically significant damage as evidenced by meeting the standards set forth in Appendix D when tested according to the procedure of Appendix D.

          2.1.9 The term "COMMERCIAL SALE" with respect to LICENSED COMMERCIAL SEED means sale or other transfer for value of such LICENSED COMMERCIAL SEED for use in producing a commercial commodity cotton crop (other than sale or other transfer for testing or seed multiplication on behalf of the transferor).

          2.1.10 The term "COMPENSATION PERIOD" means that period of time pursuant to Subsection 6.2 that MONSANTO is obligated to pay the SEED
     SERVICES FEE to DPA for LICENSED COMMERCIAL SEED derived from a ROUNDUP READY(R) EVENT.

          2.1.11 The term "COST OF GOODS SOLD" with respect to a particular DPA CULTIVAR means the average of the sums of all costs required to acquire and prepare that particular seed. Such costs shall be calculated in accordance with generally accepted accounting principles applied under DPA's inventory costing policies. Such costs will include all direct and indirect costs for fuzzy seed, field inspection, quality assurance, bulk seed handling, storage, processing, conditioning, delinting, treating, seed treatment(s), packaging costs, storage of bagged seed, plus cost of dump seed less cull seed sales.

          2.1.12 The term "COTTON PLANTING SEED" means cotton seed which is intended for and has been so produced and conditioned as to be suitable for planting to produce a commercial cotton crop.

          2.1.13 The term "DPA" means Deltapine Australia Pty. Limited, a company organized and existing under the laws of Australia, having a principal place of business at 60 Maitland Street, Narrabri, NSW, Australia, 2390.

          2.1.14 The term "DPA CULTIVAR" means a cultivar of cotton produced from germplasm in which DPA has the right to use for plant breeding purposes.

          2.1.15 The term "DPA ROUNDUP READY(R) CULTIVAR" means a DPA CULTIVAR that is derived from a ROUNDUP READY(R) EVENT and contains a MONSANTO ROUNDUP READY(R) GENE.

          2.1.16 The term "DPA TECHNOLOGY" means any information, data and germplasm that DPA develops, produces, makes, obtains, or has the rights to (other than from MONSANTO), relating to the breeding and development of commercial varieties or hybrids of LICENSED COMMERCIAL SEED or other varieties or hybrids of cotton and which is not the property of MONSANTO. DPA TECHNOLOGY does not include any of the above that has become part of the public domain through no fault of MONSANTO.

          2.1.17 The term "DATE OF APPROVAL FOR COMMERCIAL SALE" with respect to a ROUNDUP READY(R) EVENT means the date on which MONSANTO first authorizes the COMMERCIAL SALE by DPA of cotton seed of specific DPA ROUNDUP READY(R) CULTIVARS derived from that ROUNDUP READY(R) EVENT.

          2.1.18 The term "DATE OF FIRST COMMERCIAL LICENSING" means the first date on which MONSANTO licenses a third party (other than a third party under contract with DPA for testing or seed multiplication) the right to use LICENSED COMMERCIAL SEED derived from that pertinent ROUNDUP READY(R) EVENT for use in producing a commercial commodity cotton crop in THE TERRITORY.

          2.1.19 The term "DATE OF GOVERNMENTAL APPROVAL" with respect to a ROUNDUP READY(R) EVENT means the date on which official clearances or written approvals for COMMERCIAL SALE of seed to produce genetically-transformed cotton plants derived from that ROUNDUP READY(R) EVENT have been obtained by MONSANTO from all State and Federal governmental agencies which, as of that date, have authority to regulate the production, use, and sale of such plants or seed produced therefrom; provided, however, that this shall not require MONSANTO to obtain approval from any agency with respect to the issuance of seed certificates or phytosanitary certificates or certificates of plant variety protection under the Plant Breeder's Rights Act 1994, which approvals, when appropriate or required, shall be the responsibility of DPA.

          2.1.20 The term "DELTA" means Delta and Pine Land Company, a company organized and existing under the laws of Delaware, having a principal place of business at One Cotton Row, Scott, Mississippi 38772.

          2.1.21 The term "DISTINCTIVE NOMENCLATURE" means nomenclature [such as word(s), other combinations of letters or symbols] which identifies that seed as containing MONSANTO ROUNDUP READY(R) GENE.

          2.1.22 The term "DISTRIBUTION PAYMENTS" mean the payments made by MONSANTO to distributors and/or retailers for their assistance in implementing the licensing process described in Subsection 4.6 hereof. Provided, however, in the event the DISTRIBUTION PAYMENTS to any distributor or retailer exceed twenty percent (20%) of the ROUNDUP READY(R) GROWER AGREEMENT FEES due to MONSANTO from that distributor or retailer for ROUNDUP READY(R) GROWER AGREEMENTS, such excess amount may not be deducted in the calculation of NET LICENSE REVENUE without the agreement of DPA.

          2.1.23 The term "EFFECTIVE DATE" means the date first above written.

          2.1.24 The term "FIRST ROUNDUP READY(R) EVENT" means the ROUNDUP READY(R) EVENT denominated "Event 1445" which has undergone COMMERCIAL DEVELOPMENT by DPA prior to the EFFECTIVE DATE and has obtained GOVERNMENTAL APPROVAL.

          2.1.25 The term "GLYPHOSATE" means any herbicidally effective form of N-phosphonomethylglycine including any salt thereof or any other EPSP synthase inhibitor.

          2.1.26 The term "GOVERNMENTAL APPROVAL" means that any required official clearances or written approvals, if any, for COMMERCIAL SALE of seed derived from a particular ROUNDUP READY(R) EVENT to produce genetically-transformed cotton plants have been obtained by MONSANTO from all governmental agencies in THE TERRITORY which, as of that date, have authority to regulate the production, use, and sale of such plants or seed produced therefrom. Provided, however, that this shall not require MONSANTO to obtain approval from any agency with respect to the issuance of seed certificates or phytosanitary certificates or certificates of plant variety protection under any plant variety protection act, which approvals, when appropriate or required, shall be the responsibility of DPA.

          2.1.27 The term "IMPROVEMENT" means any invention or discovery embodied in the LICENSED COMMERCIAL SEED or its use, which is made by DPA or its sublicensees in the course of its activities under this Agreement in THE TERRITORY, which invention or discovery is made as a direct result of DPA's use of MONSANTO TECHNOLOGY (1) which is not part of the public domain or has been obtained by DPA from a third party having no obligation of confidentiality to MONSANTO; or (2) which, but for the LICENSES granted herein, would infringe a MONSANTO PATENT RIGHT. "IMPROVEMENT" shall not include any invention or discovery related to the breeding or selection of specific DPA ROUNDUP READY(R) CULTIVARS.

          2.1.28 The term "LEPIDOPTERAN INSECTS" means Helicoverpa punctigera and Helicoverpa armigra.

          2.1.29 The term "LICENSE" or "LICENSES" means the license(s) granted to DPA under Section 3.

          2.1.30 The term "LICENSED COMMERCIAL SEED" means cotton seed of a DPA CULTIVAR sold by DPA which was derived from a ROUNDUP READY(R) EVENT and incorporates a MONSANTO ROUNDUP READY(R) GENE.

          2.1.31 The term "LICENSED PATENT RIGHTS" means Australian Patents 591087 and MONSANTO PATENT RIGHTS, and any additional such patent rights of others which may be included in the LICENSED PATENT RIGHTS by MONSANTO by written notice to DPA. LICENSED PATENT RIGHTS shall include any patent rights acquired by MONSANTO prior to the EFFECTIVE DATE and during the term of this Agreement to which a license is required for DPA'S performance hereunder. MONSANTO shall periodically notify DPA of any relevant patent rights which have been newly acquired by MONSANTO.

          2.1.32  The  term  "MONSANTO"  means  Monsanto   Company,   a  company
     incorporated in the State of Delaware, having a place of business at 800 North Lindbergh Boulevard, St. Louis, Missouri, 63167.

          2.1.33 The term "MONSANTO B.t. GENE" means a DNA molecule received from MONSANTO, or a replicate thereof, encoding a B.t. TOXIN, contained in the genome of a sexually viable cotton plant received from MONSANTO, the commercial development of which has been authorized by MONSANTO.

          2.1.34 The term "MONSANTO PATENT RIGHTS" shall mean the Australian Patents ______, ______, and ______, owned by MONSANTO, and any extensions thereof.

          2.1.35 The term "MONSANTO ROUNDUP READY(R) GENE" means a DNA molecule including regulatory sequences, or a replicate thereof, which when inserted into cotton results in increased tolerance to GLYPHOSATE and which has been supplied by MONSANTO.

          2.1.36 [Intentionally omitted]

          2.1.37 The term "MONSANTO ROYALTY PERCENTAGE" means:

               (a) seventy percent (70%); or

               (b) at MONSANTO's election in the event that thirty percent (30%) or more of DPA's unit sales of herbicide-tolerant COTTON PLANTING SEED comprise a NON-MONSANTO HERBICIDE TOLERANCE GENE, eighty-five percent (85%) for each year during the term of this Agreement in which DPA sells, in THE TERRITORY, any cotton seed which contains a NON-MONSANTO HERBICIDE TOLERANCE GENE without consent from MONSANTO.

          2.1.38 The term "MONSANTO TECHNOLOGY" means information, data, know-how and technology, including biological material, any of which has to do with COMMERCIAL HERBICIDE TOLERANCE in cotton and which is owned by or licensed to MONSANTO, including, but not limited to, information and technology relating to cells and seeds of cotton plants, MONSANTO ROUNDUP READY(R) GENE(S), DNA sequences and probes therefor, transformation methodology, tissue cultures, assays, residue analyses, regeneration and selection procedures, plant genetic constituents, vectors useful in transforming such genetic constituents, construction and use of such vectors, EPSP synthase, and its role in plants and registration approvals therefor. MONSANTO TECHNOLOGY does not include any of the above that has become part of the public domain through no fault of DPA.

          2.1.39 The term "NET LICENSE REVENUE" means the total amount of ROUNDUP READY(R) GROWER AGREEMENT FEES, plus any interest charged by MONSANTO and paid by growers relative to such ROUNDUP READY(R) GROWER AGREEMENT FEES, less any incentive rebates paid to growers for weed resistance management data and DISTRIBUTION PAYMENTS, attributable either to the hectares on which the growers planted LICENSED COMMERCIAL SEED or to units of LICENSED COMMERCIAL SEED purchased and used by growers, each during the applicable period for which payments pursuant to Section 6 are being determined, whichever is applicable.

          2.1.40 The term "NON-GENETICALLY-MODIFIED" means, when applied to a plant, a line, or a cultivar, that the genome of the subject plants have not been altered through mutagenesis or the introduction of a recombinant gene by any means.

          2.1.41 The term "NON-MONSANTO COTTON GENE(S)" shall have the meaning set forth in Subsection 3.4(a).

          2.1.42 The term "NON-MONSANTO HERBICIDE-TOLERANCE GENE" means a DNA molecule, or a replicate thereof, that is non-naturally-occurring in cotton and when present in cotton, results in tolerance to any commercially available herbicide, either prepared by DPA or provided to DPA by any third party.

          2.1.43 The term "OPTION AGREEMENT" means the Option Agreement between MONSANTO and DELTA dated February 2, 1996, and amended as of December 8, 1999, as the same may be further amended in accordance with its terms.

          2.1.44 The term "RR TRADEMARK" means any trademark owned by MONSANTO relating to ROUNDUP READY(R) EVENT(S).

          2.1.45 The term "RR SEED SERVICES FEE" means the compensation earned by DPA in consideration for selling LICENSED COMMERCIAL SEED derived from a ROUNDUP READY(R) EVENT to licensed cotton farmers equal to the NET LICENSE REVENUE multiplied by the RR SEED SERVICES PERCENTAGE less an amount equal to the applicable MONSANTO ROYALTY PERCENTAGE times the total revenue earned by DPA from any increased AVERAGE GROSS MARGIN PERCENTAGE for such LICENSED COMMERCIAL SEED over cotton seed not tolerant of GLYPHOSATE. Calculated according to the following formula:

          RRSSF = [(NLR x RRSSP) + (NLR x RRSSP x GST)] - [(MRP x DPATR) + (MRP x DPATR x GST)] WHERE

          RRSSF = the RR SEED SERVICES FEE

          NLR = the NET LICENSE REVENUE

          RRSSP = the RR SEED SERVICES PERCENTAGE

          MRP = the MONSANTO ROYALTY PERCENTAGE

          DPATR = the total revenue received by DPA from any increased AVERAGE GROSS MARGIN PERCENTAGE for such LICENSED COMMERCIAL SEED over cotton seed not tolerant of GLYPHOSATE.

          GST = the Goods and Services Tax rate

          2.1.46 The term "RR SEED SERVICES PERCENTAGE" means a percentage equal to one hundred percent (100%) less the MONSANTO ROYALTY PERCENTAGE applicable for sales of LICENSED COMMERCIAL SEED derived from a ROUNDUP READY(R) EVENT.

          2.1.47 The term "RECIPIENT" means a party which receives confidential information of another party as described in Section 8.

          2.1.48  The  term  "RECURRENT   PARENT"  means  the  parent  to  which
     successive BACKCROSSES are made in BACKCROSS breeding.

          2.1.49 The term "ROUNDUP(R) HERBICIDE" means any GLYPHOSATE formulation sold by MONSANTO that is registered for use on cotton and includes the ROUNDUP(R) herbicide brand name or any other brand name GLYPHOSATE formulation that MONSANTO may expressly license the farmer to use in combination with LICENSED COMMERCIAL SEED.

          2.1.50 The term "ROUNDUP READY(R) EVENT" means a line of cotton which has been made resistant to GLYPHOSATE by insertion of one or more heterologous genes which impart this property to plants, which line has been selected by MONSANTO for GOVERNMENTAL APPROVAL.

          2.1.51 The term "ROUNDUP READY(R) GROWER AGREEMENT(S)" means the contracts entered into between MONSANTO and cotton farmers in THE TERRITORY for use of the ROUNDUP READY(R) EVENT, including those with growers chosen by DPA for production of LICENSED COMMERCIAL SEED. The terms of the ROUNDUP READY(R) GROWER AGREEMENT shall be solely within the discretion of MONSANTO.

          2.1.52 The term "ROUNDUP READY(R) GROWER AGREEMENT FEE(S)" means the license fee(s) due to MONSANTO from cotton farmers in THE TERRITORY for use of LICENSED COMMERCIAL SEED, including use for seed production for future sales as COTTON PLANTING SEED. The ROUNDUP READY(R) GROWER AGREEMENT FEE shall be a set fee per UNIT or per unit of cotton area planted by the farmer with LICENSED COMMERCIAL SEED.

          2.1.53 The term "ROUNDUP READY(R) TRADEMARK LICENSE AGREEMENT" means the agreement attached hereto as Appendix A.

          2.1.54 The term "STACKED GENE COTTON" has the meaning set forth in Subsection 3.4(a).

          2.1.55 The term "SUBSEQUENT ROUNDUP READY(R) EVENT " means each ROUNDUP READY(R) EVENT, other than the FIRST ROUNDUP READY(R) EVENT, authorized by MONSANTO for COMMERCIAL DEVELOPMENT.

          2.1.56 The term "SUBSIDIARY" or "SUBSIDIARIES" mean any company(ies), more than fifty percent (50%) of the voting stock of which is owned, directly or indirectly, by a party hereto.

          2.1.57 The term "TECHNOLOGY" means MONSANTO TECHNOLOGY and/or DPA TECHNOLOGY as appropriate.

          2.1.58 The term "THE TERRITORY" means the country of Australia. Unless expressly provided to the contrary herein, all rights and obligations of MONSANTO and DPA hereunder apply only to THE TERRITORY.

          2.1.59 The term "UNIT" means a quantity of delinted cotton seed weighing twenty-five (25) kilograms or such other package size(s) as DPA may use in the future. Provided, however, that all calculations involving UNITS shall be made in terms of the quantity of cotton seed contained in the packages relevant to the calculation. Provided further, that in all calculations requiring quantities of non-delinted cotton seed to be converted to UNITS of delinted cotton seed, such conversion shall be made on the basis of DPA'S experience for conversion of non-delinted cotton seed to delinted cotton seed averaged for the immediately preceding three (3) years.

          2.1.60 The term "VARIETAL NAME" means a word or combination of words or other combination of letters (for example "DPA,") which identifies a DPA CULTIVAR.

          2.1.61 The term "VARIETAL NUMBER" means a number which identifies a DPA CULTIVAR.

          2.1.62 The term  "WHOLESALE  PRICE" with respect to a  particular  DPA
     CULTIVAR means the average price invoiced to distributors for the applicable seed for reselling to growers, less sales returns, allowances, discounts and incentive payments. In the event a discount or incentive for LICENSED COMMERCIAL SEED is contingent on sales of the conventional CLASS (characterized by the absence of trait(s) introduced using biotechnology) of COTTON PLANTING SEED, such discount or incentive shall be apportioned among the particular LICENSED COMMERCIAL SEED and the conventional CLASS based on the ratio between the average distributor price of each of the conventional CLASS and the LICENSED COMMERCIAL SEED to the aggregate of the average distributor price of the conventional CLASS and the LICENSED COMMERCIAL SEED in order to calculate the WHOLESALE PRICE of the LICENSED COMMERCIAL SEED and the conventional CLASS.

     2.2 STATUTORY REFERENCES: Each reference in this Agreement to a statute or a provision of a statute shall be construed as a reference to that statute or provision as it exists on the EFFECTIVE DATE.

                              SECTION 3 -- LICENSES

     3.1 LIMITED LICENSE TO SELL LICENSED COMMERCIAL SEED: MONSANTO hereby grants to DPA, and DPA hereby accepts, on and subject to the terms and conditions of this Agreement, the right, without the right to transfer except as provided in Subsection 14.1, a non-exclusive license, including a license under LICENSED PATENT RIGHTS, to develop, produce, have produced, and sell LICENSED COMMERCIAL SEED derived from the FIRST ROUNDUP READY(R) EVENT to cotton farmers licensed by MONSANTO for use in THE TERRITORY.

     3.2 LICENSE TO MULTIPLY LICENSED COMMERCIAL SEED: The rights granted to DPA include the right to multiply such LICENSED COMMERCIAL SEED derived from the FIRST ROUNDUP READY(R) EVENT (for subsequent sale to licensed cotton farmers) directly or through third party contract growers selected by DPA in THE TERRITORY and licensed by MONSANTO or, after notice to and approval by MONSANTO (which approval will not be unreasonably delayed or denied), outside THE TERRITORY where DPA has obtained all necessary governmental approvals, and to carry out all other activities reasonably necessary for the production, and for the sale in THE TERRITORY, of LICENSED COMMERCIAL SEED. DPA shall report to MONSANTO the names and addresses of such contract growers, their preferred resellers, and the number of hectares to be planted for seed production, so that MONSANTO may provide license agreements to those preferred resellers for their execution. Such license agreements shall provide that the contract growers pay the ROUNDUP READY(R) GROWER AGREEMENT FEE applicable to the shipped seed. After notice from MONSANTO not later than June 1, DPA shall not enter into to an agreement for the production of LICENSED COMMERCIAL SEED for the following season with any contract growers who have failed to execute the license with MONSANTO or has failed to pay the ROUNDUP READY(R) GROWER AGREEMENT FEE applicable to the seed purchased by that contract grower.

     3.3 PROHIBITION AGAINST MODIFICATION OF GENETIC MATERIALS: DPA shall not modify any MONSANTO ROUNDUP READY(R) GENE nor modify or use any isolated regulatory control sequences contained in a MONSANTO ROUNDUP READY(R) GENE that is physically isolated from a seed, plant or cell culture that has been transferred by MONSANTO to DELTA or DPA, or progeny of such seed, plant or cell culture, for any purpose without the prior written consent of MONSANTO; provided, however, that (a) the prohibitions of this subsection shall not apply to modification or use in THE TERRITORY of such isolated regulatory control sequences isolated from a seed, plant or cell culture that has become part of the public domain in THE TERRITORY through no fault of DPA or which DPA has received from a third party having no obligation of confidentiality to MONSANTO, and (b) nothing in this subsection provides DPA with a license under any patent rights owned or controlled by MONSANTO except to the extent otherwise provided in this Agreement. As used in this subsection, a material shall be deemed to have become part of the public domain if a member of the public in THE TERRITORY can lawfully sell or transfer the material without restriction and without breaching a contractual obligation to MONSANTO.

     3.4 CONDITIONS ON LICENSE: In partial consideration for the above LICENSES:

          (a) DPA may insert into a DPA ROUNDUP READY(R) CULTIVAR any heterologous gene or gene construct not licensed to DPA by MONSANTO expressing a trait not naturally occurring in cotton (a "NON-MONSANTO COTTON GENE") provided that all of the following conditions have been met and continue to be met, with respect to any LICENSED COMMERCIAL SEED sold by DPA in THE TERRITORY which contains any NON-MONSANTO COTTON GENE ("STACKED GENE COTTON SEED"):

          (1) DPA shall not sell in THE TERRITORY any STACKED GENE COTTON SEED unless the same NON-MONSANTO COTTON GENE has also been approved for commercial sale in the United States of America and for import into Japan.

          (2) The STACKED GENE COTTON SEED must meet all standards for sale in THE TERRITORY as LICENSED COMMERCIAL SEED.

          (3) DPA shall, at its sole expense, obtain all required official clearances or written approvals, if any, for commercial sale of seed containing the NON-MONSANTO COTTON GENE from all governmental agencies in THE TERRITORY which, as of that date, have authority to regulate the production, use, and sale of such seed in THE TERRITORY. DPA may request that MONSANTO provide assistance, to obtain such approvals, and, if MONSANTO provides such assistance at DPA's request, DPA shall reimburse MONSANTO its reasonable expenses incurred in providing such requested assistance.

          (4) MONSANTO shall have the right by written notice to DPA to prohibit the display of the RR TRADEMARK on packages containing STACKED GENE COTTON SEED, provided that, in the event such notice is given, Section 3.5 notwithstanding, DPA may sell such STACKED GENE COTTON SEED in packaging not displaying the RR TRADEMARK.

          (5) Notwithstanding the provisions of Section 13, DPA shall defend and indemnify against and hold MONSANTO and its Affiliates and their respective employees, directors, officers, and agents harmless from any loss, cost,  liability,  or expense  (including court costs and reasonable fees of attorneys and other professionals) incurred from any claim by cotton farmers who purchased LICENSED COMMERCIAL SEED and of distributors against whom such farmers may make claims arising or alleged to arise out of the performance of such STACKED GENE COTTON SEED or plants grown from STACKED GENE COTTON SEED, unless such failure of performance is proximately caused solely by the presence of a gene received from MONSANTO in such STACKED GENE COTTON SEED, provided that, on the issue of causation, DPA shall bear the burden of proof and provided that costs of claims covered by the immediately preceding clause (i.e., claims where DPA meets such burden of proof) shall be prorated between MONSANTO and DPA so that MONSANTO'S respective percentage share of the costs of such claims shall be based on MONSANTO'S respective percentage share of the total of the net license revenues and seed premiums (in instances where no technology license fees are charged for such NON-MONSANTO COTTON GENE) derived from the presence of genetically-engineered technology in the subject STACKED GENE COTTON SEED.

          (6) In any year DPA is making commercial sales of STACKED GENE COTTON SEED in THE TERRITORY, in addition to complying with the provisions of Section 4.5, DPA shall have available for sale in THE TERRITORY quantities of each CLASS of LICENSED COMMERCIAL SEED containing only MONSANTO TECHNOLOGY (and no NON-MONSANTO COTTON GENES) which equal or exceed the quantities of the same CLASS of such LICENSED COMMERCIAL SEED sold by DPA (net of returns) in THE TERRITORY in the immediately preceding year.

          (7) Any fees or other compensation paid to retailers and/or distributors for their service in granting licenses or sublicenses to growers relating to technology embodied in STACKED GENE COTTON SEED and/or to collect license fees from growers of STACKED GENE COTTON SEED, not specifically related to a particular technology, shall be apportioned based on the ratio between (i) the aggregate of payments received by MONSANTO for ROUNDUP READY(R) GROWER AGREEMENTS and (ii) the aggregate net license revenues and seed premiums or other value received by the subject technology provider (in instances where no technology license fees are charged for such NON-MONSANTO COTTON GENE) derived from the presence of genetically-engineered technology in the subject STACKED GENE COTTON SEED other than MONSANTO TECHNOLOGY, provided, however, in no event shall MONSANTO be required to pay or bear any amount of fees or other compensation to retailers and/or distributors for such services in excess of that which MONSANTO would have paid or borne for such services under this Agreement if the subject STACKED GENE COTTON SEED had been seed containing only MONSANTO ROUNDUP READY(R) GENE or other technology provided by MONSANTO. DPA and any third party technology provider will provide to MONSANTO all information reasonably necessary to determine compliance with this Subsection
               3.4 and DPA shall promptly refund to MONSANTO any fees or other compensation paid by MONSANTO to retailers and/or distributors which is in excess of the amount it should have paid under the above provisions no later than one month following notice from MONSANTO of a discrepancy or error.

          (8) Any costs for acquiring and preparing seed of STACKED GENE COTTON SEED which are additive to the costs required to acquire and prepare LICENSED COMMERCIAL SEED that does not contain a NON-MONSANTO COTTON GENE shall be excluded from the COST OF GOODS SOLD with respect to STACKED GENE COTTON SEED.

          (9) Prior to DPA's sale in THE TERRITORY of any particular STACKED GENE COTTON SEED, DPA and any third party provider of a NON-MONSANTO COTTON GENE in the STACKED GENE COTTON SEED which DPA proposes to sell shall meet with MONSANTO to address issues involving patent infringement issues, governmental regulations, public acceptance, or stewardship in THE TERRITORY of genetic technology embodied in that STACKED GENE COTTON SEED. In cases where there are bona fide disputes concerning the sale or the terms and conditions of sale of a particular STACKED GENE COTTON SEED in THE TERRITORY involving patent infringement issues, governmental regulations, public acceptance, or stewardship in THE TERRITORY of genetic technology embodied in that STACKED GENE COTTON SEED, DPA shall not sell such STACKED GENE COTTON SEED in THE TERRITORY until MONSANTO, in its commercially reasonable judgment, has agreed to such sale, such agreement not to be unreasonably delayed.

          (10) Any disputes between the parties concerning  compliance with this
               Section 3.4(a) shall be settled according to Subsection 14.12 and arbitration, if needed, shall be private and confidential.

Also, MONSANTO shall provide consent to sell a specific STACKED GENE COTTON SEED if MONSANTO has permitted any other licensee to sell that STACKED GENE COTTON SEED in THE TERRITORY and under the same terms, if possible, under which MONSANTO has given such permission, but in no event less favorable terms. "Consent" under this Subsection 3.4(a) shall not be construed to include any license under patents rights owned or controlled by MONSANTO including any which might be infringed by the making, using, or selling the NON-MONSANTO COTTON GENE.

          (b) DPA shall not use any distinctive nomenclature relating to or indicating herbicide tolerance on DPA CULTIVARS that contain a NON-MONSANTO HERBICIDE-TOLERANCE GENE that is similar to that used on DPA ROUNDUP READY(R) CULTIVARS. DPA may use any VARIETAL NAME or VARIETAL NUMBER it chooses, in accordance with Australian law, so long as it does not violate the previous sentence. (c) For so long any of the MONSANTO PATENT RIGHTS have effect, DPA shall conspicuously display on all packages containing LICENSED COMMERCIAL SEED and in all invoices relating to such LICENSED COMMERCIAL SEED to be sold or transferred to third parties, the following notice, or a notice having the same meaning and effect, with the blanks appropriately filled in:

          THESE SEEDS ARE COVERED UNDER AUSTRALIAN PATENTS _________________. NO LICENSE IS CONVEYED UNDER SAID PATENTS TO USE THESE SEEDS SOLELY BY THE PURCHASE OF SUCH SEEDS. A LICENSE UNDER SAID PATENTS TO USE THESE SEEDS TO PRODUCE A SINGLE COTTON CROP MUST ALSO BE OBTAINED FROM MONSANTO COMPANY.

          (d) _.

          (e) DPA shall use commercially reasonable efforts to comply, and to require in writing that its third party contractors comply, with all laws, rules, regulations, and court orders, whether federal or state, which it knows or should reasonably know are applicable to its activities , with respect to LICENSED COMMERCIAL SEED,.

     3.5 RR TRADEMARK:

          (a) DPA shall conspicuously display the RR TRADEMARK and accompanying logo on all packages of LICENSED COMMERCIAL SEED derived from a ROUNDUP READY(R) EVENT. After initial use of the RR TRADEMARK and accompanying logo, any alteration of the size and location of such RR TRADEMARK and accompanying logo shall require the written approval of MONSANTO.

          (b) It is agreed that the RR TRADEMARK shall be licensed to DPA on a non-exclusive royalty-free basis pursuant to the RR TRADEMARK LICENSE AGREEMENT.

          (c) The RR TRADEMARK shall be utilized solely in the manner specified in the ROUNDUP READY(R) TRADEMARK LICENSE AGREEMENT. Provided, however, that the size of the RR TRADEMARK shall be reasonable in relation to the overall size of the package and shall be smaller than the largest representation of the DPA trademark appearing on the package. DPA shall submit all of its promotional material that includes the RR TRADEMARK to MONSANTO for approval and shall not publish or use such material until approval is granted, provided that approval shall be deemed to have been granted if no notice of disapproval is sent by MONSANTO within seven (7) days of receipt of such material.

     3.6 LIMITATIONS ON LICENSE: This Agreement is not to be construed as including a grant from MONSANTO to DPA of any license, sublicense or other right: (a) to make or sell the MONSANTO ROUNDUP READY(R) GENE(S) or MONSANTO TECHNOLOGY, (b) to use MONSANTO ROUNDUP READY(R) GENE(S), ROUNDUP READY(R) EVENTS, or MONSANTO TECHNOLOGY for any purpose other than those expressly set forth herein.

     3.7 EDUCATIONAL PROGRAM TO DISCOURAGE FARMER-SAVED SEED: DPA shall employ reasonable efforts on a continuing basis to proactively educate the purchasers of LICENSED COMMERCIAL SEED with the nature of the limited-use license granted to such cotton farmers by MONSANTO, the benefits of purchasing LICENSED COMMERCIAL SEED annually and the disadvantages of using farmer-saved seed and applicable legal restrictions.

     3.8 THIRD PARTY VIOLATIONS OR INVALIDITY OF RESTRICTIONS ON LICENSE: The use of LICENSED COMMERCIAL SEED by purchasers for purposes other than, or in addition to, production of a single commercial commodity crop unless expressly authorized by DPA shall not be considered a breach of this Agreement. The LICENSE granted to DPA shall not be revoked, diminished, or otherwise affected in the event that the limitations and restrictions of such license to purchasers are found to be unenforceable, in whole or in part, by a court of competent jurisdiction.

     3.9 IDENTIFICATION OF FIELDS PLANTED WITH FARMER-SAVED SEED: DPA and MONSANTO shall cooperate in a reasonable effort to develop and employ methods or techniques, which can be employed in a commercially efficient manner, to identify fields of cotton that are planted with seed saved from a crop produced from LICENSED COMMERCIAL SEED or seed otherwise derived from LICENSED COMMERCIAL SEED in an unlicensed manner. All costs associated with the cooperative efforts to develop and employ such methods and techniques shall be borne by MONSANTO.

     3.10 SUBSEQUENT ROUNDUP READY(R)EVENTS:

          (a) MONSANTO anticipates that it will develop SUBSEQUENT ROUNDUP READY(R) EVENTS that are superior to the FIRST ROUNDUP READY(R) EVENT in one or more attributes. In the event that MONSANTO authorizes such a SUBSEQUENT ROUNDUP READY(R) EVENT for COMMERCIAL DEVELOPMENT in any country of the world, MONSANTO shall provide such SUBSEQUENT ROUNDUP READY(R) EVENT to DPA at substantially the same time as to any third party seed company by providing seed for that SUBSEQUENT ROUNDUP READY(R) EVENT or performing BACKCROSSING of DPA CULTIVARS with that SUBSEQUENT ROUNDUP READY(R) EVENT. DELTA's rights concerning a license to sell COTTON PLANTING SEED derived from a SUBSEQUENT ROUNDUP READY(R) EVENT are governed by the OPTION AGREEMENT.

          (b) DPA shall discontinue selling DPA ROUNDUP READY(R) CULTIVARS derived from the FIRST ROUNDUP READY(R) EVENT no later than three (3) years after the DATE OF GOVERNMENTAL APPROVAL for any SUBSEQUENT ROUNDUP READY(R) EVENT.

          (c) Without limiting any other rights DPA might have arising from a breach of MONSANTO's obligation under Section 3.10(a), in the event such a breach causes a delay of DPA's first sale of a DPA ROUNDUP READY(R) CULTIVAR derived from that SUBSEQUENT ROUNDUP READY(R) EVENT, MONSANTO shall delay sales by any licensee of that SUBSEQUENT ROUNDUP READY(R) EVENT for one year. DPA agrees that it will delay sales of any DPA ROUNDUP READY(R) CULTIVAR derived from a SUBSEQUENT ROUNDUP READY(R) EVENT in the event MONSANTO has the same obligation to another licensee in THE TERRITORY to delay sales and is required to so delay sales.

     3.11 APPROVAL FOR COMMERCIAL SALE:

          (a) Notwithstanding any other provision in this Agreement, DPA shall not sell or offer to sell COTTON PLANTING SEED of any DPA ROUNDUP READY(R) CULTIVAR without the prior, express written consent of MONSANTO required under Exhibit D even though DPA may be evaluating the agronomic performance of such DPA ROUNDUP READY(R) CULTIVAR. DPA shall comply with the requirements as set forth in Appendices B, D, and E, to ensure that the subject DPA ROUNDUP READY(R) CULTIVAR and LICENSED COMMERCIAL SEED meets the standards set forth therein. MONSANTO's consent to sell particular DPA ROUNDUP READY(R) CULTIVARS shall be withheld unless it is demonstrated, according to the provisions of Appendices D and E, that those requirements have been met, but shall not otherwise be withheld, subject to the provisions of Subsections 3.11(b) and (c).. MONSANTO shall apply the standards of Appendices B, D, and E, to all licensees of the ROUNDUP READY(R) EVENT in THE TERRITORY.

          (b) Consent to sell LICENSED COMMERCIAL SEED may be withheld or withdrawn by MONSANTO, without any liability to LICENSEE, if in its reasonable business judgment such sales or offer to sell may result in infringement of third-party property rights based on opinion of patent counsel provided the offers or sales by other licensees from MONSANTO are discontinued in a similar fashion. In the event that MONSANTO gives notice of the withdrawal of consent to DPA and DPA makes sales of LICENSED COMMERCIAL SEED subject to such notice, then notwithstanding any other provision of this Agreement, MONSANTO shall have no liability to DPA for the matters regarding those LICENSED COMMERCIAL SEED so sold and DPA shall indemnify and hold MONSANTO harmless from any third party claim concerning such LICENSED COMMERCIAL SEED so sold.

          (c) If in MONSANTO's reasonable business judgment sales of, or offers to sell, particular DPA ROUNDUP READY(R) CULTIVAR(S) may result in product complaints due to identifiable quality issues, which in the exercise of commercially reasonable judgment are likely to have measurably significant impact on MONSANTO's business related to ROUNDUP READY(R) GROWER AGREEMENTS and MONSANTO gives such notice of same to DPA and DPA continues to make sales of such DPA ROUNDUP READY(R) CULTIVAR(S) without notice to growers who subsequently purchase such DPA ROUNDUP READY(R) CULTIVAR(S) of the observation of such identifiable quality issue, then notwithstanding any other provision of this Agreement, MONSANTO shall have no liability to DPA for any matters regarding those DPA ROUNDUP READY(R) CULTIVARS so sold and DPA shall indemnify and hold MONSANTO harmless from any third party claim concerning such DPA ROUNDUP READY(R) CULTIVARS so sold. MONSANTO shall apply this provision with respect to identifiable quality issues substantially equally to all licensees in THE TERRITORY.


                SECTION 4 -- DEVELOPMENT AND MARKETING ACTIVITIES

     4.1 DEVELOPMENT OF LICENSED COMMERCIAL SEED DERIVED FROM ROUNDUP READY(R) EVENT(S): MONSANTO shall cooperate with DPA in development activities directed to the introgression of MONSANTO ROUNDUP READY(R) GENES into DPA CULTIVARS using ROUNDUP READY(R) EVENT(S). DPA shall cooperate with MONSANTO in development activities directed to the introgression of MONSANTO ROUNDUP READY(R) GENES into DPA CULTIVARS using ROUNDUP READY(R) EVENT(S).

     4.2 CONSULTATION AND FIELD TRIALS: MONSANTO and DPA shall consult regularly throughout the term of this Agreement relative to activities affecting the development and maintenance of sales of LICENSED COMMERCIAL SEED including, but not limited to, DPA's plans for and progress in production and field testing of such LICENSED COMMERCIAL SEED. Prior to planting each year, DPA shall, at MONSANTO's request and DPA's expense, supply to MONSANTO the locations, sizes, and responsible party conducting the field trials along with the types of data to be collected in each trial. All trials shall be reasonable in size and the total hectares used in trials shall be reasonable.

          (a)  Representatives  of MONSANTO and DPA shall  periodically  meet at
     mutually   acceptable   times  to  discuss  such  activities  and  progress
     hereunder.

          (b) For planning purposes, MONSANTO and DPA shall meet at the request of either party to plan the activities of the following season.

     4.3 MANAGEMENT COMMITTEE: At either party's request, MONSANTO and DPA shall each appoint a representative to a management committee (Committee):

          (a) MONSANTO and DPA make their representatives available for meetings of the Committee and the Committee will meet not less frequently than every six (6) months.

          (b) The Committee will review scientific data produced by relevant authorities to evaluate, track and forecast the efficacy of the ROUNDUP READY(R) EVENT.

          (c) The Committee will formulate and recommend to DPA the procedures for production and field testing of the LICENSED COMMERCIAL SEED.

          (d) The parties will agree on rules governing when, where or by what means the Committee will meet and who will chair meetings. Each party may appoint alternate members of the Committee if, for any reason one or more of their nominees cannot attend.

          (e) The Committee may:

               (1) meet by telephone hook-up or other audio or audio visual means which allows all parties to be heard or seen and heard at the same time; and

               (2)  make   recommendations   by  resolution  and/or  information
                    circulated, marked to indicate agreement or disagreement and signed by each member.

          (f) The Committee will be advisory only.

     4.4 TIMING OF DEVELOPMENT ACTIVITIES:

          (a) MONSANTO has determined that a limited introduction is appropriate for COTTON PLANTING SEED derived from the FIRST ROUNDUP READY(R) EVENT. MONSANTO has notified DPA that MONSANTO will provide licenses to growers for planting of no more than eighty thousand (80,000) hectares of such COTTON PLANTING SEED in 2001. MONSANTO may not significantly change this limit on planting without the consent of DPA unless such limitation is imposed by governmental action or order.

          (b) In the event circumstances indicate a limitation on plantings of COTTON PLANTING SEED derived from the FIRST ROUNDUP READY(R) EVENT is appropriate in future years, MONSANTO shall notify DPA of such limitations no later than February 28 of the year in which such a limitation would apply. MONSANTO may not significantly change that limit on planting without the consent of DPA unless such limitation is imposed by governmental action or order.

     4.5  PRODUCTION TO MEET MARKET  DEMAND:  Subject to the terms of Subsection
3.2 and 4.4, DPA shall be obligated to use reasonable business efforts to have available for sale a sufficient quantity of LICENSED COMMERCIAL SEED to satisfy the reasonably foreseeable market demand for such LICENSED COMMERCIAL SEED, including LICENSED COMMERCIAL SEED that also contains a MONSANTO B.t. GENE(S), as provided in Subsection 3.4(a).

     4.6  MARKETING  ACTIVITIES:  MONSANTO has  provided  and shall  continue to
provide  the  following   marketing  and  licensing   services  to  support  the
commercialization of LICENSED COMMERCIAL SEED:

          (a) granting ROUNDUP READY(R)GROWER AGREEMENTS to cotton farmers;

          (b) development of the forms of for ROUNDUP READY(R)GROWER AGREEMENTS and the process to enforce such the terms of such licenses;

          (c) development and implementation of procedures for cotton farmers to enter into ROUNDUP READY(R) GROWER AGREEMENTS;

          (d) entering into ROUNDUP READY(R) GROWER AGREEMENTS with the cotton farmers either by using MONSANTO employees or by contracting with retailers to do so on MONSANTO's instructions;

          (e) invoicing and collection of ROUNDUP READY(R) GROWER AGREEMENT FEES due under such agreements, provided that, unless there are extenuating circumstances for growers or competitive pressures in cotton technology to do so, MONSANTO shall not set the due date for payment of ROUNDUP READY(R) GROWER AGREEMENT FEES later than February 28 unless MONSANTO shall have first obtained agreement from DPA;

          (f) communication of the license process and license limitations to cotton ginners and delinters;

          (g) development and implementation of programs to create demand for ROUNDUP READY(R)GROWER AGREEMENTS, including advertising, merchandising and promotions;

          (h)  development  and   implementation  of  distributor  and  retailer
     programs for the ROUNDUP READY(R) GROWER AGREEMENTS and a copy of such program shall be delivered to DPA in writing not less than thirty (30) days prior to the proposed implementation;

          (i) development of a replant policy for ROUNDUP READY(R) GROWER AGREEMENTS. A written copy of such policy shall be delivered to DPA by September 30th during the first year of COMMERCIAL SALE, and if amended, not later than July 31st of the first year during which it is to apply;

          (j) training of DPA personnel in use of the Gene Check field test kit solely for the purpose of using the test kit in DPA's seed multiplication program;

          (l) management and assumption of the cost of collecting ROUNDUP READY(R) GROWER AGREEMENTS FEES. MONSANTO shall ensure that all payments due to DPA are paid to DPA.

     4.7 ADDITIONAL SERVICES: MONSANTO and DPA shall consult on an ongoing basis concerning the following services to support commercialization of LICENSED COMMERCIAL SEED which shall be provided by MONSANTO:

          (a) development of lists of retailers acting on MONSANTO's instructions for entering into ROUNDUP READY(R) GROWER AGREEMENTS. MONSANTO shall promptly notify DPA of any changes to such lists and, to the extent it is legally permitted to do so, the reason for the change;

          (b) development and implementation of the distributor and retailer contracts required to implement such licensing process; and

          (c) development and implementation of the compensation programs to be offered to distributors and retailers for implementation of such licensing process, subject to the provisions set forth in the definition of "DISTRIBUTION PAYMENTS".

     4.8 SERVICES PROVIDED TO DPA: After consultation with DPA, MONSANTO shall provide DPA with terms and conditions deemed necessary to effect the process for granting ROUNDUP READY(R) GROWER AGREEMENTS described in Subsections 4.6 and 4.7 hereof, which terms and conditions DPA shall include in its agreements with distributors and retailers involved in such process. Such terms and conditions shall not include any requirement relative to any MONSANTO product other than the FIRST ROUNDUP READY(R) EVENT.

     4.9 GROWER  LICENSE  PROGRAM AND ROUNDUP  READY(R)  GROWER  AGREEMENT  FEE:
Subject to any Governmental action that restricts the amount of LICENSED COMMERCIAL SEED that can be sold in THE TERRITORY, MONSANTO shall implement a commercially reasonable marketing structure that reasonably affords cotton farmers in THE TERRITORY an opportunity to use LICENSED COMMERCIAL SEED; provided however, MONSANTO shall not be obligated to license cotton farmers who are not credit worthy or are likely not to comply with the terms of the grower license. MONSANTO shall use commercially reasonable efforts to collect all fees owed by LICENSED COMMERCIAL GROWERS under sublicenses. In the event a debt remains uncollected for more than one (1) year and DPA determines that efforts to collect it are not reasonably diligent, DPA shall so notify MONSANTO and MONSANTO shall assign to DPA the right to collect such debt and turn over all documentation related to or necessary for such collection effort. If DPA is successful in collection on a debt so assigned by MONSANTO, DPA shall remit one-half (1/2)of the collected amount to MONSANTO within fifteen (15) days.


                      SECTION 5 -- OWNERSHIP OF TECHNOLOGY

     5.1 MONSANTO TECHNOLOGY AND LICENSED PATENT RIGHTS:

          (a) All MONSANTO TECHNOLOGY shall remain the property of MONSANTO.

          (b) All LICENSED PATENT RIGHTS shall remain the property of the owners as of the EFFECTIVE DATE.

     5.2 DPA TECHNOLOGY: All DPA TECHNOLOGY shall remain the property of DPA.

     5.3 SAFETY AND TOXICOLOGY DATA: DPA and MONSANTO shall jointly own all safety and toxicological data generated jointly through any joint development activities. All such data solely developed by either party shall be solely owned by the respective party.

     5.4 EFFICACY DATA: DPA and MONSANTO shall jointly own all efficacy data produced through joint development activities. All such data solely developed by either party shall be solely owned by the respective party.

     5.5 USE OF DATA: DPA and MONSANTO shall be permitted to use the jointly-owned safety, toxicological and efficacy data produced through joint development activities. Provided, however, that such use shall not be for the sole benefit of a third party.


                              SECTION 6 -- PAYMENTS

     6.1 COMPENSATION TO BE PAID TO/BY DPA: In consideration of DPA producing and selling LICENSED COMMERCIAL SEED to cotton farmers licensed by MONSANTO to purchase and use such seed, MONSANTO shall pay to DPA the RR SEED SERVICES FEE for sales of LICENSED COMMERCIAL SEED, less that portion that would be due for ROUNDUP READY(R) GROWER AGREEMENT FEES not yet received by MONSANTO. For clarification, the credit risk with respect to ROUNDUP READY(R) GROWER AGREEMENT FEES is shared by the parties in proportion to their share of such fees, subject to the provisions of Subsection 4.9.

     6.2 COMPENSATION AND COMPENSATION PERIOD:

          (a) With respect to each ROUNDUP READY(R) EVENT, MONSANTO's obligation to pay DPA the RR SEED SERVICES FEE described in Subsection 6.1 shall begin on the DATE OF FIRST COMMERCIAL LICENSING of LICENSED COMMERCIAL SEED and shall end upon termination of this Agreement under the provisions of
     Section 10.

          (b) DPA hereby grants to MONSANTO a royalty-bearing nonexclusive license to patents for IMPROVEMENTS for any country in which DPA or an AFFILIATE of DPA is or has been licensed to sell LICENSED COMMERCIAL SEED. Such license to MONSANTO shall have terms and conditions that are deemed commercially reasonable and customary in the field of agricultural biotechnology and shall be for the life of the relevant patent(s).

     6.3 MOST FAVORED LICENSEE: The terms of the OPTION AGREEMENT provide DELTA certain rights related to the terms and conditions of this Agreement. Nothing in this Agreement shall supercede or otherwise affect the terms of the OPTION AGREEMENT in that regard.


                     SECTION 7 -- BUSINESS RECORDS/PAYMENTS

     7.1 BUSINESS RECORDS:

          (a) DPA shall keep records showing the amount of LICENSED COMMERCIAL SEED sold or otherwise transferred to third parties and the COST OF GOODS and WHOLESALE PRICES for all DPA ROUNDUP READY(R) CULTIVARS along with the calculations of the AVERAGE GROSS MARGIN PERCENTAGE for each CLASS of COTTON PLANTING SEED sold by DPA. DPA further agrees to permit its books and records to be examined from time to time to the extent necessary to verify the reports provided for in this Section 7, such confidential examination to be made by an independent, national firm of Chartered Accountants, appointed by and at the expense of MONSANTO, which firm shall be reasonably acceptable to DPA.

          (b) MONSANTO shall keep records showing the amount of NET LICENSE REVENUE from the licensing of cotton farmers in THE TERRITORY. MONSANTO further agrees to permit its books and records to be examined from time to time to the extent necessary to verify the reports provided for in this
     Section 7, such confidential examination to be made by an independent, national firm of Chartered Accountants appointed by and at the expense of DPA, which firm shall be reasonably acceptable to MONSANTO.

     7.2 REPORTS AND PAYMENTS:

          (a) MONSANTO shall submit to DPA by the thirtieth day from the date when MONSANTO requires payment from distributors/retailers in each year a report which summarizes any payment due for the previous twelve (12) months and includes a list of all licensed growers who purchased DPA ROUNDUP READY(R) CULTIVARS and the amount so purchased. With each such annual report, MONSANTO shall pay to DPA the applicable RR SEED SERVICES FEE due pursuant to Subsection 6.1. If no such payment is due to DPA for the subject reporting period, the written report shall so state. If necessary due to untimely reports and/or payments by distributors/retailers and/or licensed farmers, a follow-up report and payment to DPA shall be made by MONSANTO every two (2) months thereafter.

          (b) DPA shall submit to MONSANTO (1) by September 30th, a report which provides a calculation of the amount due to MONSANTO as a refund of overpayments of RR SEED SERVICES FEES due to such AVERAGE GROSS MARGIN PERCENTAGE values, as determined by the calculation set forth in the definition of "RR SEED SERVICES FEES" for the previous twelve (12) months and (2) by December 31, a report which provides totals, by variety, of all shipments of all DPA ROUNDUP READY(R) CULTIVARS, whether sold or otherwise transferred within the previous twelve (12) months. With the report due on September 30th, DPA shall remit any payment due plus interest calculated according to Section 7.3 for the period beginning with receipt of the applicable overpayment from MONSANTO to date of payment of the refund. If no such payment is due to MONSANTO under (1) above for the subject reporting period, the written report shall so state. If necessary due to payment dates from distributors/retailers or individual growers, a follow-up report and payment to MONSANTO shall be made every two (2) months thereafter.

          (c) If at any time during the term of this Agreement, MONSANTO shall amend the manner in which it collects the RR GROWER AGREEMENT FEE from distributors/retailers and/or cotton farmers to other than by a single annual installment, it shall report such modification in collection policy to DPA and make reports and payments to DPA in a manner consistent with that outlined in Subsection 7.2(a).

          (d) Reports and payments due pursuant to this Section 7 shall be sent to:

If to DPA:                      Deltapine Australia Pty. Limited
                                60 Maitland Street
                                Narrabri, NSW
                                Australia 2390
                                Attention: General Manager

If to MONSANTO:                 Monsanto Company
                                800 North Lindbergh Boulevard
                                St. Louis, Missouri  63167
                                U.S.A.
                                Attention: Global Product Management, Cotton

          or such other addresses or bank accounts as a party may specify to the other.

     7.3 INTEREST ON OUTSTANDING BALANCES: If MONSANTO or DPA fails to pay on any due date any amount which is payable under this Agreement, then, without prejudice to Subsection 10.4, that amount shall bear interest at the "Prime Rate on Corporate Loans at Large U. S. Money Center Commercial Banks" as reported by the Wall Street Journal on said due date from the due date until payment is made in full, both before and after any judgment.


                          SECTION 8 -- CONFIDENTIALITY

     8.1 NON-DISCLOSURE OF CONFIDENTIAL INFORMATION:

          (a) Neither DPA nor MONSANTO shall, at any time during the period specified by Subsection 8.2, disclose to any other person any confidential TECHNOLOGY or other confidential information which has been disclosed to it by another party except with the prior written consent of the other involved party or parties or as provided in Subsection 8.3; provided, however, MONSANTO shall be permitted to disclose any general information relating to performance of a MONSANTO ROUNDUP READY(R) GENE to the extent such disclosure is necessary or desirable for the commercialization of cotton seed derived from a ROUNDUP READY(R) EVENT. MONSANTO shall not be permitted to disclose information relating specifically only to DPA CULTIVARS.

          (b) MONSANTO shall not disclose confidential DPA pricing, sales or other sensitive information to any competitor of DPA or any other person whatsoever and MONSANTO shall take reasonable action to use separate personnel to handle DPA sensitive commercial information from the personnel with access to commercial information from any competitor of DPA. However, nothing in this clause shall prevent MONSANTO from disclosing to DPA when it provides a third party with a ROUNDUP READY(R) EVENT.

     8.2 PERIOD OF CONFIDENTIALITY: The period referred to in Subsection 8.1 shall be the period beginning with the date of receipt of the confidential TECHNOLOGY or other confidential information and ending, with respect to that TECHNOLOGY or other information, ten (10) years thereafter.

     8.3 USES OF CONFIDENTIAL INFORMATION: Any TECHNOLOGY or other confidential information which is disclosed by either DPA, or MONSANTO to other party may be:

          (a) Disclosed by the RECIPIENT to any directors, officers, employees, agents or contractors of the RECIPIENT, to such extent only as is reasonably necessary for fulfillment of the RECIPIENT'S obligations under this Agreement or for the commercial exploitation of the LICENSED COMMERCIAL SEED, and subject, in each case, to the RECIPIENT'S obligating the person in question to hold the same confidential by written agreement coincident in scope and term with the confidentiality obligation of this Agreement and that person further agreeing not to use the same except for the purposes for which the disclosure is made;

          (b) Disclosed by the RECIPIENT to any governmental or other authority or regulatory body to the extent required by law. Provided, however, that the RECIPIENT shall take all reasonable measures to ensure that such authority or body keeps the same confidential and does not use the same except for the purpose for which such disclosure is made. Provided, further, that the party proposing to so disclose shall give prior notice of that intent to the party which disclosed such TECHNOLOGY and/or other confidential information and permit said other party, at its option, to contest said requirement and to seek confidential treatment of such TECHNOLOGY or information and if required to disclose such information to only disclose the information to the minimum extent of that requirement;

          (c) Disclosed to a Court or litigant, to the extent such disclosure is ordered by a Court or government agency of competent jurisdiction. Provided, however, that the RECIPIENT shall take all reasonable measures to ensure that the Court, other litigants, or government agency keep the same confidential and does not use the same except for the purpose for which such disclosure is made. Provided, further, that the party proposing to so disclose shall give prior notice of that intent to the party which disclosed such TECHNOLOGY and/or other confidential information and permit said other party, at its option to contest said requirement and to seek confidential treatment of such TECHNOLOGY or information and if required to disclose such information to only disclose the information to the minimum extent of that requirement; and

          (d) Used by the RECIPIENT for any purpose, or disclosed by the RECIPIENT to any other person, to the extent only that it is on the EFFECTIVE DATE or thereafter becomes, public knowledge through no fault of the RECIPIENT, or is disclosed to the RECIPIENT by a third party as a matter of right, or can be shown by the RECIPIENT to have been known to the RECIPIENT prior to such disclosure by written records.


                           SECTION 9 -- FORCE MAJEURE

     9.1 FORCE MAJEURE: Except with regard to any payments required pursuant to this Agreement, neither party shall be liable for delay or failure to perform, in whole or in part, by reason of contingencies beyond its reasonable control ("Force Majeure"), whether herein specifically enumerated or not, including, among others, acts of God, war, acts of war, revolution, civil commotion, riots, acts of public enemies, blockade or embargo, delays of carriers, car shortage, fire, explosion, breakdown of equipment, strike, chemical reversal reactions, lockout, labor dispute, casualty or accident, earthquake, epidemic, flood, cyclone, tornado, hurricane or other windstorm, delays of vendors, or by reason of any law, order, proclamation, regulation, ordinance, demand, requisition, requirement or any other act of any governmental authority, including, but not limited to, government actions restricting or preventing the growing of LICENSED COMMERCIAL SEED in areas where DPA has historically produced seed; provided, however, that the party so affected shall, as promptly as reasonably possible under the circumstances, give written or oral notice to each other parties whenever such a contingency appears likely to occur or has occurred and shall use all reasonable efforts to overcome the effects of the contingency as promptly as possible and shall allow each such party such access and information as may be necessary or desirable to evaluate such contingency. No party shall be required to resolve a strike, lockout or other labor problem in a manner which it alone does not deem proper and advisable. If any party is affected by an event of the sort enumerated in or contemplated by this Subsection 9.1, it may suspend performance of this Agreement for a period of time equal to the duration of the event excusing such performance and the time required to overcome the consequences of such event and resume performance. The affected party shall complete performance as required by this Agreement as soon as practicable after removal or cessation of the cause for the delay or reduction in performance.


                       SECTION 10 -- TERM AND TERMINATION

     10.1 TERM OF AGREEMENT: The term of this Agreement shall begin on the EFFECTIVE DATE and shall extend until the expiry of the LICENSED PATENT RIGHTS and thereafter until (1) legal sales of COTTON PLANTING SEED containing the FIRST ROUNDUP READY(R) GENE, by an entity not licensed by MONSANTO for such sales, comprise more than ten percent (10%) of the total sales of COTTON PLANTING SEED containing the FIRST ROUNDUP READY(R) GENE or (2) NET LICENSE REVENUE is essentially zero, whichever is first, unless this Agreement is terminated earlier pursuant to a provision of this Section 10.

     10.2 TERMINATION:

          (a) MONSANTO shall have the right during the COMPENSATION PERIOD for the FIRST ROUNDUP READY(R) EVENT to terminate this Agreement if, over a period of two (2) consecutive years starting January 1, 2003, total annual royalty revenue to MONSANTO from all of its licensees for use of ROUNDUP READY(R) EVENT(S) is less than MONSANTO'S total annual royalty due to third parties under license agreements from those parties for use of technology needed to commercialize LICENSED COMMERCIAL SEED in THE TERRITORY. MONSANTO shall notify DPA when annual royalty revenue to MONSANTO from all of its licensees within THE TERRITORY is less than one hundred twenty-five percent (125%) of MONSANTO'S total annual royalty due to said third parties. In the event that MONSANTO elects to terminate this Agreement under this Subsection 10.2(c) prior to expiry of the LICENSED PATENT RIGHTS, MONSANTO shall: (i) terminate also all license agreements for the use of ROUNDUP READY(R) EVENT(S) with other licensees/sublicensees; and (ii) allow DPA and other sublicensees/licensees to sell only existing inventories of cotton seed derived from ROUNDUP READY(R) EVENT(S) in their possession as of the date of notice of termination or for which each is then obligated by contract to take delivery. In the event that MONSANTO so elects to terminate this Agreement under this Subsection 10.2(c) all other provisions of this Agreement shall remain in force until contractual purchase commitments are fulfilled, and such inventories are exhausted. If MONSANTO subsequently elects to re-enter the cotton seed market with the FIRST ROUNDUP READY(R) EVENT, MONSANTO shall offer a license to DPA under the same terms offered to other licensees at that time. In the event that MONSANTO elects to terminate this Agreement under this Subsection 10.2(c) after expiry of the LICENSED PATENT RIGHTS, DPA shall have a paid-up license to sell DPA ROUNDUP READY(R) CULTIVARS, provided that all obligations, without limitation, of MONSANTO with respect to such DPA ROUNDUP READY(R) CULTIVARS shall then terminate and the DPA shall thereafter indemnify MONSANTO according to the terms set out in Subsection 10.6.

          (b) DPA shall have the right to terminate this Agreement by giving prior written notice to MONSANTO of not less than twelve (12) months.

          (c) After expiry of all of the MONSANTO PATENT RIGHTS, DPA may cease selling DPA ROUNDUP READY(R) CULTIVARS by giving notice to MONSANTO no later than the beginning of the planting season in which DPA does not arrange for production of LICENSED COMMERCIAL SEED and thereafter have no further obligations under this Agreement except (1) with respect to events which occurred prior to such termination, and (2) an obligation to not sell any seed of DPA ROUNDUP READY(R) CULTIVARS until fifteen (15) years from the EFFECTIVE DATE or two (2) years from its notice to MONSANTO, whichever is later. Upon receipt of such notice all obligations, without limitation, of MONSANTO with respect to DPA ROUNDUP READY(R) CULTIVARS shall then terminate.

     10.3 BREACH OF OBLIGATIONS: Breach by any party of any of the material provisions of this Agreement (other than the confidentiality obligations of
Section 8 or default upon any of the payment obligations provided herein) shall entitle the other party to give the party in breach or default at least ninety
(90) days' notice to cure such breach or default. If a breach or default by the defaulting party is not cured within the ninety (90) day period, the materially-affected other party may terminate this Agreement by giving notice to the other party to take effect immediately. Any termination under this Subsection 10.3 shall not affect any other rights the notifying party may have under this Agreement.

     10.4 DEFAULT ON PAYMENT: In the event DPA or MONSANTO defaults on any payment due the other party pursuant to Section 6 and fails to cure such default within sixty (60) days of notice by DPA or MONSANTO, as the case may be, the non-defaulting party shall have the right to terminate this Agreement by giving further fourteen (14) days notice to the other party.

     10.5 CHANGE IN CONTROL OF DPA: This Agreement shall not terminate upon change of control of DELTA. However, this Agreement may be terminated by MONSANTO if DELTA sells more than fifty percent (50%) of the stock of DPA or sells all or substantially all of DPA's cotton seed business to a non-AFFILIATE third party (in any case, independent of a sale of DELTA), unless MONSANTO consents to such change in control of DPA. MONSANTO agrees not to unreasonably withhold such consent provided that it shall not be deemed unreasonable to withhold consent if the newly controlling entity is a competitor in the market for weed control or agricultural biotechnology.

     10.6 EFFECT OF TERMINATION: In the event this Agreement is terminated pursuant to the provisions of Subsections 10.2(b), 10.3, 10.4, or 10.5, by either DPA or MONSANTO, DPA shall lose all rights and LICENSES granted to it pursuant to this Agreement. Provided, however, that if this Agreement is terminated by DPA on account of a breach or default by MONSANTO, DPA shall have the right to sell LICENSED COMMERCIAL SEED then in the possession of DPA or which DPA is then obligated by contract to take delivery. If this Agreement is terminated under the provisions of Subsection 10.1, DPA shall have a paid-up license to sell DPA ROUNDUP READY(R) CULTIVARS, provided, that all obligations, without limitation, of MONSANTO with respect to such DPA ROUNDUP READY(R) CULTIVARS shall then terminate. DPA SHALL THEREAFTER DEFEND AND INDEMNIFY AGAINST, AND HOLD MONSANTO AND THEIR RESPECTIVE EMPLOYEES, DIRECTORS, OFFICERS AND AGENTS HARMLESS FROM, ANY LOSS, COST, LIABILITY OR EXPENSE (INCLUDING COURT COSTS AND REASONABLE FEES OF ATTORNEYS AND OTHER PROFESSIONALS) INCURRED FROM ANY CLAIM RELATING TO OR ARISING FROM DPA ROUNDUP READY(R) CULTIVARS SOLD AFTER TERMINATION OF THIS AGREEMENT; PROVIDED, HOWEVER, THAT: (I) DPA SHALL HAVE SOLE CONTROL OF SUCH DEFENSE AND ALL NEGOTIATIONS RELATING TO ITS SETTLEMENT; PROVIDED HOWEVER THAT, DPA SHALL KEEP MONSANTO ADVISED OF THE STATUS OF THE CLAIM AND ANY SUCH NEGOTIATIONS AND THAT ANY SETTLEMENT BY DPA WHICH HAS OR COULD REASONABLY HAVE A SUBSTANTIAL DIRECT FINANCIAL IMPACT ON MONSANTO SHALL REQUIRE THE PRIOR WRITTEN APPROVAL OF MONSANTO WHICH SHALL NOT BE UNREASONABLY WITHHELD; (II) THE OBLIGATION TO INDEMNIFY IS CONDITIONAL ON MONSANTO HAVING NOTIFIED DPA WITHIN TWENTY (20) DAYS OF THE RECEIPT BY MONSANTO OF A PERFORMANCE CLAIM SUBJECT TO THIS INDEMNIFICATION; (III) IF MONSANTO DESIRES TO HAVE ITS COUNSEL PARTICIPATE IN THE PREPARATION OF SUCH DEFENSE, TRIAL, OR SETTLEMENT OF ANY CLAIM SUBJECT TO THIS INDEMNIFICATION, SUCH PARTICIPATION SHALL BE AT MONSANTO'S EXPENSE; (IV) IF MONSANTO ASSUMES THE DEFENSE AGAINST ANY SUCH CLAIM, DPA SHALL HAVE NO OBLIGATION TO DEFEND OR INDEMNIFY MONSANTO WITH RESPECT TO SUCH CLAIM; AND (V) MONSANTO MUST PROMPTLY PROVIDE ALL INFORMATION IN ITS POSSESSION REASONABLY REQUESTED BY DPA AND MAKE AVAILABLE ALL PERSONNEL OF MONSANTO FOR DEPOSITIONS, TESTIMONY AND CONSULTATIONS, AND PROVIDE SUCH TECHNICAL ASSISTANCE REASONABLY REQUESTED BY DPA TO THE EXTENT NECESSARY FOR THE CONDUCT OF THE SUIT.

     10.7 SURVIVAL OF COVENANTS: Notwithstanding the termination of this Agreement pursuant to the provisions of Subsections 10.3, 10.4 or 10.5, the rights and obligations conferred, with respect to events which occurred prior to such termination, by Sections 6, 7, 8, 11, 12, 13, and 14 shall survive termination. DPA's obligations under Subsections 10.2(a) and 10.6 shall continue for so long as DPA or any sublicensee has possession of or sells any DPA ROUNDUP READY(R) CULTIVARS.

                       SECTION 11 -- WARRANTY/LIMITATIONS

     11.1 MONSANTO WARRANTIES: MONSANTO hereby warrants and represents that with respect to the FIRST ROUNDUP READY(R) EVENT authorized by MONSANTO for COMMERCIAL SALE, as of its DATE OF APPROVAL FOR COMMERCIAL SALE, MONSANTO:

          (a) is the owner of such ROUNDUP READY(R)EVENT and MONSANTO TECHNOLOGY used in the development thereof;

          (b) is owner or licensee of the MONSANTO PATENT RIGHTS;

          (c) has the right to license (or sublicense) DPA such ROUNDUP READY(R) EVENT and LICENSED PATENT RIGHTS and MONSANTO TECHNOLOGY used in the development thereof for use under the terms of this Agreement; and

          (d) as of the EFFECTIVE DATE the FIRST ROUNDUP READY(R)GENE has received all necessary GOVERNMENTAL APPROVALS.

MONSANTO further warrants and represents that as of the EFFECTIVE DATE there are no patents issued in THE TERRITORY which would be infringed by the making, using, or selling of LICENSED COMMERCIAL SEED; and further that, as of the date it was supplied, the information supplied to governmental agencies in order to obtain the GOVERNMENTAL APPROVALS was believed, using commercially reasonable efforts of inquiry, to be substantially and materially correct.

     11.2 DPA WARRANTY: DPA hereby warrants and represents that DPA shall not sell LICENSED COMMERCIAL SEED that fails to meet the standards as set forth in Appendices B, D, and E. DPA shall keep lot samples of all LICENSE COMMERCIAL SEED sold by DPA in accordance with Appendices B and C.

     11.3 MUTUAL WARRANTIES: DPA and MONSANTO each warrant to the other party that this Agreement does not, and performance by DPA and MONSANTO of their obligations hereunder will not, contravene any provision of any agreement or contract binding upon either DPA or MONSANTO.

     11.4 NO OTHER WARRANTIES: It is expressly understood that DPA and MONSANTO MAKE NO REPRESENTATIONS, EXTEND NO WARRANTIES, EITHER EXPRESS OR IMPLIED, AND ASSUME NO RESPONSIBILITIES, OTHER THAN EXPRESSLY PROVIDED FOR HEREIN, WITH RESPECT TO:

          (a) THE  PERFORMANCE,  MERCHANTABILITY  OR  FITNESS  FOR A  PARTICULAR
     PURPOSE  OF  THE  ROUNDUP   READY(R)   EVENT(S)  OR  THE  MONSANTO  ROUNDUP
     READY(R)GENE(S), MONSANTO TECHNOLOGY, LICENSED COMMERCIAL SEED, OR DPA ROUNDUP READY(R)CULTIVARS;

          (b) THE SCOPE OR VALIDITY OF ANY PATENT OF THE LICENSED PATENT RIGHTS; OR

          (c) MONSANTO ROUNDUP READY(R) GENE(S), MONSANTO TECHNOLOGY, LICENSED COMMERCIAL SEED, OR DPA ROUNDUP READY(R) CULTIVARS OR USE THEREOF BEING FREE FROM INFRINGEMENT OF PATENTS OTHER THAN LICENSED PATENT RIGHTS.

     11.5 LIMITATION OF LIABILITY: Without prejudice to the other provisions of Sections 11, 12 and 13, the parties agree that in any event the liability of MONSANTO and DPA arising out of or in connection with any breach of any express or implied warranty or condition in respect to the MONSANTO ROUNDUP READY(R) GENE(S), MONSANTO TECHNOLOGY, LICENSED COMMERCIAL SEED or DPA ROUNDUP READY(R) CULTIVARS (other than a condition or warranty implied by any legislation which does not permit MONSANTO or DPA's liability to be limited as stated in this Subsection 11.5), shall, at the election of the relevant party, be limited to, if the condition relates to goods, the replacement of the goods or the supply of equivalent goods and, if the condition relates to services, the supply of the services again or the payment of the cost of having the services supplied again.


                        SECTION 12 -- PATENT INFRINGEMENT

     12.1 INFRINGEMENT DEFENSE AND INDEMNIFICATION

          (a) Subject to the limitations of Subsection 12.2, MONSANTO shall assume the defense of any claim brought against DPA by a third party for infringement of any Australian patent insofar as such claim arises solely from DPA's use of a ROUNDUP READY(R) EVENT provided by MONSANTO pursuant to this Agreement ("DPA Infringement Claim") and, except as provided to the contrary in this Section 12, shall assume the legal costs and expenses of defending DPA against any such DPA Infringement Claim. MONSANTO shall be permitted to conduct such defense with nationally-recognized patent counsel and litigation lawyers of its choice experienced in patent law and shall regularly keep DPA informed in writing of the status and progress of the suit. If DPA desires to have its counsel participate in the preparation of such defense, trial, or settlement of any DPA Infringement Claim, such participation shall be at DPA's expense. Subject to the limitations of Subsection 12.2, MONSANTO shall indemnify DPA against any and all monetary damages and/or costs actually awarded in such suit or any amounts paid in settlement in respect to such an DPA Infringement Claim. In the event that DPA assumes the defense against any DPA Infringement Claim, MONSANTO shall have no obligation to defend or indemnify DPA with respect to such DPA Infringement Claim.

          (b) If the DPA Infringement Claim is made by a third party, and (i) a license agreement is available on reasonable terms to settle the DPA Infringement Claim, and (ii) DPA does not accept the proposed reasonable license agreement, then MONSANTO shall have no obligation to defend or indemnify DPA with respect to any DPA Infringement Claim; provided however, MONSANTO would not have the right to terminate this Agreement solely for such cause.

          (c) The obligation of MONSANTO pursuant to this Subsection 12.1 shall apply only if:

               (i) DPA notifies MONSANTO within twenty (20) days of the receipt by DPA of a notice of an alleged or potential infringement of a third-party Australian patent by the production, use or sale of the ROUNDUP READY(R) EVENT or ten (10) days of receipt of a complaint or other court document comprising a DPA Infringement Claim within the scope of Subsection 12.1(a), whichever is earlier.

               (ii) MONSANTO is given  exclusive  control of the defense of such
                    DPA Infringement Claim and all negotiations relating to its settlement; provided however that, MONSANTO shall keep DPA advised of the status of the DPA Infringement Claim and any such negotiations and that any settlement by MONSANTO which has or reasonably could have a substantial direct financial impact on DPA shall require the prior written approval of DPA which shall not be unreasonably withheld; provided further that for the purposes of this Subsection 12.1(c)(ii), a settlement which requires the payment of not more than the remaining indemnification amount of Subsection
                    12.2 to the third-party Australian patent owner and would require no further payment to said third party for continued development, production, use or sale of LICENSED COMMERCIAL SEED shall not be considered to have a direct financial impact on DPA; and

               (iii)DPA promptly  provides  all  information  in its  possession reasonably  requested  by MONSANTO and makes  available  all personnel of DPA for depositions, testimony and consultations, and provides such technical assistance reasonably requested by MONSANTO to the extent necessary for the conduct of the suit.

          (e) In the event of a DPA Infringement Claim or an allegation of infringement of a third-party Australian patent and if a reasonable license agreement with that third party is not available, then DPA shall, upon the written request of MONSANTO promptly cease and desist the infringing activity. If DPA does not cease and desist such activity, MONSANTO shall have no obligation to defend or indemnify DPA with respect to any such DPA Infringement Claim .

     12.2 LIMITATION OF LIABILITY: MONSANTO's total liability at any time for all indemnification payments to third parties for patent infringement, payments made in settlement thereof, and costs associated with the defense of all DPA Infringement Claims, shall not cumulatively exceed, the total amount of NET LICENSE REVENUE retained by MONSANTO after payment of any RR SEED SERVICES FEES up to the time when such Claim is filed.

     12.3 SUSPECTED INFRINGEMENT OF LICENSED PATENT RIGHTS: In the event DPA learns of suspected infringement of LICENSED PATENT RIGHTS, then to the extent that DPA is lawfully permitted to do so, DPA shall notify MONSANTO to such effect and provide MONSANTO with the evidence concerning suspected infringement in DPA'S possession. MONSANTO and DPA shall use reasonable efforts to terminate such infringement without litigation. Nothing herein shall be construed as conferring on DPA any right to bring suit for infringement of LICENSED PATENT RIGHTS.

     12.4 EFFECT OF INVALIDITY OF LICENSED PATENT RIGHTS: In the event any claim of LICENSED PATENT RIGHTS is declared invalid or unenforceable by a final judgment of a court having competent jurisdiction, the LICENSE granted under
Section 3 shall terminate and have no force or effect as to the subject matter covered by that claim. However, subject to the provisions of Section 6, the LICENSE shall continue with respect to any remaining patent claims within LICENSED PATENT RIGHTS.


                       SECTION 13 -- CLAIMS BY VENDEES FOR
                           FAILURE OF GENE PERFORMANCE

     13.1 PROCEDURE AND INDEMNITIES FOR VENDEE CLAIMS: In the event that a purchaser of LICENSED COMMERCIAL SEED makes a claim that one or both of the parties have breached a warranty for the LICENSED COMMERCIAL SEED or that it has otherwise failed to provide the expected performance, whether such claim is made in a governmental forum, such as a court, or by communicating, directly with one of the parties or with a distributor of LICENSED COMMERCIAL SEED, an allegation of fault, then the following shall apply:

          (a) Neither party shall communicate to such purchaser (hereinafter "claimant") that the alleged failure is due to the TECHNOLOGY of the other party.

          (b) A party receiving notice of a claim or action shall notify the other of all matters, issues, and claims communicated to it by each claimant within fifteen (15) days of receipt by the party.

          (c) The parties shall first attempt in good faith to reach agreement in writing to any settlement offer prior to its communication to the claimant, including who shall be responsible for what portion of the settlement payment (whether in cash or goods or services). Alternatively, such agreement may include an agreement to refer the issue of responsibility to arbitration as provided in Subsection e(iv) below. If within ninety (90) days of the notice specified in paragraph (b) above the parties have not reached agreement on (1) whether a settlement offer is to be made and (2) the amount thereof, and (3) the proportionate liability of any such settlement amount to be paid by each of the parties, then either party shall be free to make any settlement with the claimant that it, in its sole judgment, deems appropriate. If that settlement is in cash and releases both DPA and MONSANTO from the potential liability for the claim or action and is not a claim or action involving a matter which the non-settling party would have, but for the settlement, one hundred percent (100%) responsibility under Subsections 13.1(e)(i), (e)(ii), or (e)(iii) as appropriate, then the other party shall reimburse the settling party a portion of the settlement amount equal to its share of the NET LICENSE REVENUE for the hectares subject to the claim, and, if the settlement amount is greater than the NET LICENSE REVENUE for the hectares subject to the claim and the settling party desires the other party to pay a portion of the excess amount, then it may submit a claim to arbitration as provided in Subsection 14.12(b), provided that in such event the arbitrator may not apportion fault in accordance with a determination that the non-settling party is responsible under Subsections 13.1(e)(i), (e)(ii) or e(iii), as appropriate, and may not apportion fault to the non-settling party in a percentage greater than, in the case of MONSANTO, the MONSANTO ROYALTY PERCENTAGE, and in the case of DPA, a percentage equal to 100% minus the MONSANTO ROYALTY PERCENTAGE.

          (d) The parties shall jointly defend any formal action by a claimant or class of claimants.

          (e) The parties shall indemnify each other for the costs of such defense and any damages awarded or paid by way of a settlement agreed upon as provided in Subsection 13.1(a) (together, the "action costs") as a result of such action on the following basis:

               i) If DPA is in breach of its warranty in Section 11.2, any warranty given to the claimant by DPA without MONSANTO's agreement, or any governmental requirement through no fault of MONSANTO, all with respect to the LICENSED COMMERCIAL SEED involved in the action, and such breach is a primary cause of the claimed loss; or if DPA agrees that the DPA CULTIVAR or the COTTON PLANTING SEED is the cause of the alleged failure; then DPA shall indemnify MONSANTO for one hundred percent of the action costs; or

               ii) If not, then if the claimant used ROUNDUP(R) herbicide sourced from MONSANTO over the plants grown from such LICENSED COMMERCIAL SEED, and such ROUNDUP(R) herbicide is shown to be defective, and such defect is the cause of the alleged failure or if MONSANTO is in breach of its warranty in Section 11.1, any warranty given to the claimant by
                    MONSANTO without DPA's agreement, or any governmental requirement through no fault of DPA, and such breach is a primary cause of the claimed loss, then MONSANTO shall indemnify DPA for one hundred percent of the action costs; or

               iii) If  neither  of (i) or (ii)  applies,  then if a failure  of performance of either the MONSANTO ROUNDUP READY(R) GENE or the MONSANTO B.t. GENE is a primary cause of the alleged failure of the LICENSED COMMERCIAL SEED, MONSANTO shall be responsible for a percentage of the action costs equal to the MONSANTO ROYALTY PERCENTAGE applicable to the sale of the LICENSED COMMERCIAL SEED which led to the action and DPA shall be responsible for the balance of the action costs, (and each party indemnifies the other for such amount); or

               iv) If no one of subsections (i), (ii), or (iii) applies, then the parties shall submit to arbitration, as provided in
                    Section 14.12(b), the issue of the cause of the alleged failure of LICENSED COMMERCIAL SEED, and, if necessary, the liability of each party under this agreement, following the allocations provided in this Section 13.1(e), provided that
                    (1) if the Arbitrator determines that no one of (i), (ii), or (iii) applies but also determines that the cause for the alleged failure can be allocated with reasonable certainty among MONSANTO and DPA in percentage terms, the Arbitrator may allocate the action costs in accordance with such finding concerning cause, but (2) if the Arbitrator cannot determine the cause of the alleged failure of performance under the above provisions of this Section 13.1, then MONSANTO shall be responsible for a percentage of the action costs equal to the MONSANTO ROYALTY PERCENTAGE applicable to the sale of the LICENSED COMMERCIAL SEED which led to the action and DPA shall be responsible for the balance of the action costs (and each party indemnifies the other for such amount). The arbitrator(s) shall not have the power to alter, amend, or otherwise affect the terms of this Agreement.

     13.2 FAILURE TO COMPLY WITH REQUIRED PROCEDURES: If a party materially breaches the provisions of Subsection 13.1 with respect to a claim or claims by purchasers of LICENSED COMMERCIAL SEED, then that party shall be one hundred percent responsible for the costs of settling or defending such claim(s) and for any damages awarded as a result of actions involving such claim(s).

     13.3 DPA'S INDEMNITY FOR VENDEES CLAIMS:

     EXCEPT AS EXPRESSLY PROVIDED IN SUBSECTIONS 13.1 AND 13.2, DPA SHALL DEFEND AND INDEMNIFY AGAINST, AND HOLD MONSANTO AND THEIR RESPECTIVE EMPLOYEES, DIRECTORS, OFFICERS AND AGENTS HARMLESS FROM, ANY LOSS, COST, LIABILITY OR EXPENSE (INCLUDING COURT COSTS AND REASONABLE FEES OF ATTORNEYS AND OTHER PROFESSIONALS) INCURRED FROM ANY CLAIM OF COTTON FARMERS WHO PURCHASE LICENSED COMMERCIAL SEED, AND OF DISTRIBUTORS AGAINST WHOM SUCH FARMERS MAY MAKE CLAIMS, ARISING OR ALLEGED TO ARISE OUT OF THE FAILURE PLANTS GROWN FROM LICENSED COMMERCIAL SEED OF DPA ROUNDUP READY(R) CULTIVARS TO EXHIBIT TOLERANCE TO GLYPHOSATE, IF SUCH LICENSED COMMERCIAL SEED DOES NOT CONTAIN A MONSANTO ROUNDUP READY(R) GENE, OR SUCH LICENSED COMMERCIAL SEED AT THE TIME IT WAS SHIPPED BY DPA, FAILS TO MEET THE ROUNDUP READY(R) QUALITY ASSURANCE CRITERIA AS SET FORTH IN APPENDIX B, AS THE CASE MAY BE. PROVIDED, HOWEVER, THAT: (I) DPA SHALL HAVE SOLE CONTROL OF SUCH DEFENSE AND ALL NEGOTIATIONS RELATING TO ITS SETTLEMENT; PROVIDED HOWEVER THAT, DPA SHALL KEEP MONSANTO ADVISED OF THE STATUS OF THE CLAIM AND ANY SUCH NEGOTIATIONS AND THAT ANY SETTLEMENT BY DPA WHICH HAS OR COULD REASONABLY HAVE A SUBSTANTIAL DIRECT FINANCIAL IMPACT ON MONSANTO SHALL REQUIRE THE PRIOR WRITTEN APPROVAL OF MONSANTO WHICH SHALL NOT BE UNREASONABLY WITHHELD; (II) THE OBLIGATION TO INDEMNIFY IS CONDITIONAL ON MONSANTO HAVING NOTIFIED DPA WITHIN TWENTY (20) DAYS OF THE RECEIPT BY MONSANTO OF A PERFORMANCE CLAIM SUBJECT TO THIS INDEMNIFICATION; (III) IF MONSANTO DESIRES TO HAVE ITS COUNSEL PARTICIPATE IN THE PREPARATION OF SUCH DEFENSE, TRIAL, OR SETTLEMENT OF ANY CLAIM SUBJECT TO THIS INDEMNIFICATION, SUCH PARTICIPATION SHALL BE AT MONSANTO'S EXPENSE; (IV) IF MONSANTO ASSUMES THE DEFENSE AGAINST ANY SUCH CLAIM, DPA SHALL HAVE NO OBLIGATION TO DEFEND OR INDEMNIFY MONSANTO WITH RESPECT TO SUCH CLAIM; AND (V) MONSANTO MUST PROMPTLY PROVIDE ALL INFORMATION IN ITS POSSESSION REASONABLY REQUESTED BY DPA AND MAKE AVAILABLE ALL PERSONNEL OF MONSANTO FOR DEPOSITIONS, TESTIMONY AND CONSULTATIONS, AND PROVIDE SUCH TECHNICAL ASSISTANCE REASONABLY REQUESTED BY DPA TO THE EXTENT NECESSARY FOR THE CONDUCT OF THE SUIT.


                              SECTION 14 -- GENERAL

     14.1 ASSIGNMENT OF DPA'S RIGHTS AND OBLIGATIONS: The rights and obligations under this Agreement pertaining to DPA are personal to DPA and DPA shall not (by operation of law or otherwise), except as provided in Section 10.5, assign, mortgage, pledge as security, or license any of its rights hereunder, nor shall DPA subcontract or delegate (other than in the ordinary course of business) any of its obligations hereunder (except as otherwise provided in this Agreement) to a non-AFFILIATE of DELTA, except with the prior written consent of MONSANTO. Provided, however, that DPA may assign this Agreement and the rights and obligations thereunder to an AFFILIATE of DELTA.

     14.2 ASSIGNMENT OF MONSANTO'S RIGHTS AND OBLIGATIONS: The rights and obligations under this Agreement pertaining to MONSANTO are personal to MONSANTO and MONSANTO shall not (by operation of law or otherwise) assign, mortgage, or pledge as security any of its rights hereunder, nor shall MONSANTO subcontract or otherwise delegate (other than in the ordinary course of business) any of its obligations hereunder (except as otherwise provided in this Agreement) to a non-AFFILIATE, except with the prior written consent of DPA. Provided, however, that MONSANTO may assign this Agreement and the rights and obligations thereunder to an AFFILIATE.

     14.3 RELATION OF PARTIES: Nothing in this Agreement shall create, or be deemed to create, a partnership, or the relationship of principal and agent among the parties. Except as provided in Subsection 14.1 and 14.2, no party not a signatory hereto shall be considered a beneficiary of any provision of this agreement.

     14.4 INTEGRATION OF CONTRACT: This Agreement constitutes the full understanding of the parties, a complete allocation of risks between them and a complete and exclusive statement of the terms and conditions of their agreement relating to the subject matter hereof for THE TERRITORY. All prior agreements, negotiations, dealings and understandings, whether oral or written, regarding the subject matter for THE TERRITORY hereof are hereby superseded and merged into this Agreement. This agreement is granted in fulfillment of an option held by DPA with respect to the grant of a license to the FIRST ROUNDUP READY(R) EVENT for THE TERRITORY but otherwise, nothing in this agreement amends or supercedes the terms of the OPTION AGREEMENT.

     14.5 WAIVERS AND AMENDMENTS: This Agreement may be amended, superseded, canceled, renewed or extended, and the terms hereof may be waived, only by a written instrument signed by all the parties, or, in the case of a waiver, by the party or parties waiving compliance. Except where a specific period for action or inaction is provided herein, no delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof. Nor shall any waiver on the part of any party of any such right, power or privilege, nor any single or partial exercise of any such right, power or privilege, preclude any further exercise thereof or the exercise of any subsequent or other such right, power or privilege. Except as otherwise provided herein, no conditions, usage of trade, course of dealing or performance, understanding or agreement purporting to modify, vary, explain or supplement the terms or conditions of this Agreement shall be binding unless hereafter made in writing and signed by the party to be bound, or by a written amendment hereof executed by all parties, and no modification shall be effected by the acknowledgment or acceptance of any forms or other documents containing terms or conditions at variance with or in addition to those set forth in this Agreement.

     14.6 HEADINGS: Section and Subsection headings as to the contents of particular Sections and Subsections are for convenience only and are in no way to be construed as part of this Agreement or as a limitation of the scope of the particular Section or Subsection to which they refer.

     14.7 REFERENCES TO SECTIONS, SUBSECTIONS AND APPENDICES: Unless otherwise expressly stated, all Sections and Subsections referred to herein are Sections and Subsections of this Agreement, and all Appendices referred to herein are Appendices attached hereto.

     14.8 PARTIAL INVALIDITY: If any provision of this Agreement is held by any competent authority to be invalid or unenforceable in whole or in part, this Agreement shall continue to be valid as to the other provisions thereof and the remainder of the affected provision.

     14.9 GOVERNING CONTRACT LAW: THIS AGREEMENT SHALL, EXCEPT AS PROVIDED IN SUBSECTION 14.10, BE GOVERNED AND CONSTRUED IN ALL RESPECTS IN ACCORDANCE WITH THE LAWS OF THE STATE OF DELAWARE (OTHER THAN ITS RULES OF CONFLICTS OF LAW).

     14.10 GOVERNING PATENT LAW: Any question arising out of this Agreement as to the validity, construction or effect of any patent shall be decided in accordance with the Australian Patents Act.

     14.11 NOTICES: Any notice or other information required or authorized by this Agreement to be given by any party to the others shall be given in writing and shall be deemed sufficiently given when delivered by hand, or transmitted by express mail or overnight courier service, or transmitted by facsimile or other means of electronic data transmission, confirmed by express mail or overnight courier service, to the following addresses of the other parties or such other address(es) as is (are) notified to the parties by the one (1) or more of the other parties from time to time.

If to DELTA:         Delta and Pine Land Company
                     One Cotton Row
                     Scott, MS  38772

                     Attention:        President

If to DPA:           Deltapine Australia Pty. Limited
                     60 Maitland Street
                     Narrabri, NSW, Australia, 2390

                     Attention:        General Manager

If to MONSANTO:      Monsanto Company
                     800 North Lindbergh Boulevard
                     St. Louis, Missouri  63167
                     U.S.A.

                     Attention:        Global Product Management, Cotton

     14.12 DISPUTE RESOLUTION:

          (a) Any claim, dispute, difference or controversy between the parties not relating to issues involving patent rights arising out of, or relating to, this Agreement which cannot be settled by mutual understanding between the parties (a "Dispute") shall be submitted within thirty (30) days of such Dispute to a panel consisting of a senior executive nominated by each party (the "Panel"). Such Panel shall meet and use reasonable efforts to resolve said Dispute.

          (b) If the  Dispute  cannot be  resolved  within  thirty  (30) days of
     submission  to  the  Panel,   then  any  party  may  invoke  the  following
     arbitration rights:

               (i) The Dispute shall be referred to arbitration under the rules of the American Arbitration Association (AAA) to the extent that such rules are not inconsistent with the provisions of this Subsection 14.12. Judgment upon the award of the arbitrators may be entered in any court having jurisdiction thereof or application may be made to such court for a judicial confirmation of the award and an order of enforcement, as the case may be. The demand for arbitration shall be made within a reasonable time after the Dispute in question has arisen and, in any event, shall not be made after the date when institution of legal or equitable proceedings, based on such Dispute in question, would be barred by the applicable statue of limitations;

               (ii) The independent arbitration panel shall consist of three (3)
                    independent arbitrators, one (1) of whom shall be appointed by each party involved in the Dispute. In the event that one
                    (1) party does not designate an arbitrator, the other party may request the Executive Secretary of the AAA to designate an arbitrator for such party. The two (2) arbitrators thus appointed shall choose the third arbitrator so that the arbitration panel shall consist of three (3) arbitrators; provided, however, that, if the arbitrators selected by the parties involved in the Dispute are unable to agree on the appointment of the additional arbitrator, any of the selected arbitrators may petition the Executive Secretary of the AAA to make the appointment of such additional arbitrators; and

               (iii) The place of arbitration shall be Chicago, Illinois.

          (c) Pending resolution of any Dispute, each party involved in the dispute shall make every reasonable effort to minimize adverse economic consequences to the parties under this Agreement which would result from any delays caused by attempts to resolve the Dispute. Such reasonable effort shall include, without limitation, continued performance of relevant obligations under a reservation of rights in lieu of termination and nonperformance.

          (d) Nothing in this Section prohibits either party from seeking interlocutory relief from a court of competent jurisdiction against the other party in the event that any alleged breach of this Agreement requires urgent relief and cannot be adequately compensated for by damages.

     14.13 GUARANTEE BY DELTA: DELTA hereby guarantees the performance of DPA hereunder for so long as DPA remains an AFFILIATE of DELTA.

     14.14 INCORPORATION OF APPENDICES: Appendices A through E, inclusive, are incorporated herein and made a part hereto.

     IN WITNESS WHEREOF, this Agreement has been executed by duly authorized representatives of the parties herein.

MONSANTO COMPANY                            DELTA AND PINE LAND COMPANY

By:                                         By:
    --------------------------------            -------------------------------


Title:                                      Title:
       -----------------------------               ----------------------------

DELTAPINE AUSTRALIA PTY. LIMITED


By:
    --------------------------------


Title:
       -----------------------------

                                   APPENDIX A

                         RR TRADEMARK LICENSE AGREEMENT

     This Agreement, made as of the 3rd day of July, 2000, by and between Monsanto Company, a corporation organized and existing under the laws of the State of Delaware, having its principal place of business at 800 North Lindbergh Boulevard, St. Louis, Missouri 63167 (hereinafter referred to as "MONSANTO"), and Deltapine Australia Pty. Ltd., organized and existing under the laws of Australia, having a principal place of business at 60 Maitland Street, Narrabri, NSW, Australia, 2390 (hereinafter referred to as "DPA").

                                  WITNESSETH:

WHEREAS, MONSANTO is the owner of the trademark, which is the subject of Australian trademark registrations 603252 and 603253 for ROUNDUP READY(R) Genes (hereinafter referred to as the "RR Trademark"); and

WHEREAS, DPA desires to obtain a license to use the RR Trademark in connection with the sale of transgenic cotton seed derived from a ROUNDUP READY(R) EVENT licensed by MONSANTO pursuant to a license for GLYPHOSATE-TOLERANT COTTON AND SEED SERVICES AGREEMENT (the "LICENSE AGREEMENT");

NOW, THEREFORE, in consideration of the mutual undertakings and obligations herein obtained, the parties agree as follows:

     1. MONSANTO hereby grants to DPA, subject to all of the terms and conditions herein contained, a non-exclusive, royalty-free license to use the RR Trademark on or in relation to cotton seed which has been derived from a ROUNDUP READY(R) EVENT and which has been produced pursuant to the LICENSE AGREEMENT (hereinafter referred to as "Goods"). This license shall be assignable to a third party only in the manner specified in Subsection 14.1 of the LICENSE AGREEMENT and only as part and parcel of an assignment of the LICENSE AGREEMENT.

     2. DPA agrees that it will use the RR Trademark on all Goods, but only on Goods which meet the derived from a ROUNDUP READY(R) EVENT as defined in the LICENSE AGREEMENT.

     3. MONSANTO shall have the right at all reasonable times to inspect and examine the methods, processes and containers used by DPA in bagging, treating and storing the Goods on which the DPA uses the RR Trademark and to request samples of such Goods and containers. DPA agrees to permit such inspections and examinations and to furnish such samples. Such inspection and examination shall be for the sole purpose of confirming that the quality of the Goods meets the standards set forth in writing by MONSANTO and shall not be used for any competitive purpose whatsoever.

     4. DPA shall have the right to use the RR Trademark in advertising and promotional literature and the like, as well as on labels, packaging, containers and the like, for the Goods. DPA agrees that each such use of the RR Trademark shall be in accordance with the provisions of Section 3.5 of the LICENSE AGREEMENT and agrees that the RR Trademark shall be used with the (R) symbol which shall be keyed to the footnote "Registered trademark of, and used under license from, Monsanto Company". DPA further agrees to submit to MONSANTO representative samples of labels, packaging, containers, advertising, promotional materials and other materials to which the RR Trademark is applied.

     5. DPA acknowledges MONSANTO'S exclusive ownership of all right, title and interest in and to the RR Trademark and agrees that DPA's use of the RR Trademark shall inure to the benefit of MONSANTO. DPA further agrees that it will in no way dispute, impugn or attack the validity of said RR Trademark or MONSANTO'S rights thereto.

     6. DPA agrees not to engage in conduct or take action which will result in a diminution in value to the RR Trademark, including, without limitation, using the RR Trademark in close proximity to another brand of which Monsanto is not the owner, using the RR Trademark as a noun, generic term for any product or service, or in a manner other than as an uninflected adjective, failing to give express attribution to MONSANTO as provided in paragraph 4, or failing to give proper notice of the registered status of the RR Trademark. Failure to observe any of the foregoing shall be considered misuse of the RR Trademark.

     6. The term of this Agreement shall be coextensive with the term of the LICENSE AGREEMENT unless sooner terminated in accordance with the terms of
Section 7 hereof. All capitalized terms used herein but not defined herein shall have the meanings set forth in the LICENSE AGREEMENT.

     7. If at any time, DPA should use the RR Trademark for Goods not produced in accordance with the terms of the LICENSE AGREEMENT, or if at any time DPA breaches any other provision of this Agreement or fails to observe any of its obligations hereunder the license granted herein shall be terminable upon written notice from MONSANTO to that effect. Provided, however, that DPA shall have ninety (90) days from the receipt of such notice to cure any breach or default.

     8. DPA agrees to notify MONSANTO promptly of any apparent infringement of the RR Trademark. MONSANTO will take such action regarding such infringement as it deems, in its sole discretion, to be necessary or desirable, and DPA agrees to cooperate therein.

     9. MONSANTO agrees to indemnify and hold DPA harmless from and against all claims, suits, damages and costs arising out of a claim of trademark infringement on account of DPA's use of the RR Trademark. Provided, however, that DPA shall promptly notify MONSANTO of such claim or suit and shall reasonably cooperate with MONSANTO in the defense thereof.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed in duplicate by their duly authorized representatives as of the date first set forth above.

                                         MONSANTO COMPANY
 WITNESS
                                         By
                                            --------------------------------

                                         Title
------------------------------------           -----------------------------


                                         DELTAPINE AUSTRALIA PTY. LIMITED

WITNESS
                                         By
                                            --------------------------------

                                         Title
------------------------------------           -----------------------------

                                   APPENDIX B

                   ROUNDUP READY(R) QUALITY ASSURANCE CRITERIA

All multiplications of LICENSED COMMERCIAL SEED must meet genetic purity standards and comply with all applicable seed laws of THE TERRITORY and its states. Breeder seed lots will be sampled and tested for verification of the presence of the intended event(s) and the absence of unintended events using MONSANTO approved assays, laboratories, and tolerances. The term "unintended event" shall mean DNA molecules, vectors, or constructs (or replicates thereof) not naturally occurring in cotton and not intended to be present in the variety.

Current standards are:

(a) At least 98% of the seed in a lot of COTTON PLANTING SEED will contain the commercially approved gene(s) of interest using a 95% confidence level. Every seed lot (one seed lot shall not exceed twenty-five thousand kilograms (25,000 kg) of seed) of LICENSED COMMERCIAL SEED must have a representative sample of at least one kilogram (1 kg) taken and stored using the procedures of Appendix C, and the presence of the MONSANTO
     ROUNDUP READY(R)GENE verified. Verification shall be conducted by an independent seed testing laboratory or DPA's laboratory if prior written approval of the laboratory and its standards is obtained from MONSANTO. All testing shall be conducted using procedures supplied or approved in writing by MONSANTO. MONSANTO reserves the right to do DNA verification on any lot, including the retained samples.

(b) Adventitious amounts of commercially approved, unintended gene(s) are allowed in COTTON PLANTING SEED. It is DPA's responsibility to define acceptable adventitious amounts based on knowledge of the industry and compliance with applicable laws. "Commercially approved" means accepted by all applicable governmental agencies for unrestricted sale. The MONSANTO insect-resistant cotton line denominated 531 is an example of a commercially approved cotton line.

(c) Seed lots for each DPA ROUNDUP READY(R)CULTIVAR will be tested for non-approved genes at a 0.1% threshold at a 95% confidence level immediately prior to its first release to any third party for multiplication to produce COTTON PLANTING SEED. History and knowledge of the presence of potential non-approved genes in DPA's research program and in DPA's seed production fields will determine which seed lots are tested and for which traits. The testing program and breeding history will be documented by DPA. Any seed lot testing positive for a non-approved gene will not be sold or otherwise transferred for commercial purposes and MONSANTO will be notified in writing whenever a non-approved gene is detected. "Non-approved" means not accepted by all applicable governmental agencies for unrestricted sale.

To ensure purity, all production fields for LICENSED COMMERCIAL SEED must be treated with a MONSANTO-branded GLYPHOSATE registered for use over Roundup Ready(R) cotton at the maximum label rate in a single application. This application must be made between the 1- and 4-leaf stage of development. Two applications may be made, but the latest application must be made between the 1- and 4-leaf stage of development. The brand of ROUNDUP(R) HERBICIDE shall be that specified by MONSANTO from time to time.

A representative sample of at least thirty-three percent (33%) of seed production fields for LICENSED COMMERCIAL SEED must be inspected approximately 5 to 14 days after the first spraying with ROUNDUP(R) HERBICIDE to determine the percent of the LICENSED COMMERCIAL SEED exhibiting tolerance to ROUNDUP(R) HERBICIDE. At least one field inspection must be conducted for each variety of LICENSED COMMERCIAL SEED under production. A random check shall be made (one per 10 acres for fields less than 100 acres, otherwise one per 20 acres). At least 100 plants shall be examined per check and the average reported. At least 98% of the plants in the field must exhibit complete tolerance to the ROUNDUP(R) HERBICIDE treatment using the method specified by MONSANTO and the brand specified by MONSANTO by exhibiting no vegetative injury symptoms. MONSANTO shall have access, upon request, to all field inspection information.

All costs associated with the quality program shall be borne by DPA. DPA shall maintain all testing records for each lot of LICENSED COMMERCIAL SEED for three
(3) years after sale of such LICENSED COMMERCIAL SEED. All test results, inspection records and other quality assurance or quality control documentation shall be available to MONSANTO upon request and MONSANTO shall have a right to audit DPA's quality control program and to take and test subsamples from the samples retained by DPA.

                                   APPENDIX C

             PROCEDURE FOR ARCHIVING/STORAGE OF SAMPLES OF SEED LOTS

     1.1(a) Purpose.

     The protocol focuses on the collection, storage and security of file samples representing processed lots of LICENSED COMMERCIAL SEED. Storage of said samples is to satisfy pertinent legal requirements, for the development of historical data, and for confirmation and evaluation in the event of customer inquiries and legal claims and to confirm MONSANTO'S and DPA'S legal rights and/or obligations under the License Agreement.

     1.1(b) Responsibility.

          (1) DPA'S Quality Assurance Department will obtain a representative sample from every finished seed lot during the conditioning process. The sample will be taken by the automatic sampling device at the bagging station (or probed by hand, whichever is appropriate) and divided into representative portions as per the Association of Official Seed Analysts Rules for Testing Seeds. The portion for storage will weigh at least 1 kilogram.

          (2) These samples will be labeled with lot number, variety, class, year grown, date, and number of bags per lot, then immediately sealed in a 4-mil linear low density polyethylene bag that is laminated with saran-coated 48 gauge polyester, or comparable container, to provide a good moisture barrier.

          (3) In order to preserve seed quality, samples will be stored in either air-conditioned storage, or in dry, arid environments where relative humidity and temperature do not exceed 100.

          (4) Access to these samples will be restricted to authorized DPA personnel, and will be kept under lock and key.

          (5) In order to safeguard samples from natural and other disasters, a portion (approximately 0.5 kilogram) of every file sample will be kept at another DPA location.

          (6) These samples will be stored for a period of three (3) years after the last sale of seed from the lot. If, prior to expiration of this period, claims or other legal proceedings have been commenced which involve the specific lot, the sample will be retained until a matter is finally concluded.

                                   APPENDIX D

                      COMMERCIAL HERBICIDE TOLERANCE TRIALS

Purpose: Determine the tolerance of candidate DPA ROUNDUP READY(R)CULTIVARS to applications of ROUNDUP(R)HERBICIDE .

Treatments:       1.       Candidate RR cotton line not sprayed with GLYPHOSATE

                  2. Candidate RR cotton line sprayed with Roundup Ready(R) Herbicide at 1.5kg / ha at three different timings (or such other brand and application rate of ROUNDUP(R) HERBICIDE as MONSANTO may specify from time to time):
o Topical application at the 4 leaf stage (before the 5th true leaf is unfolded)
o Post Directed ten days after the 4 leaf application (direct spray at the base of the plants minimizing foliar contact)
o Post Directed twenty days after the 4 leaf application (direct spray at the base of the plants minimizing foliar contact)

Design:

o Randomized complete block design. Plots are to be a minimum of four (4) rows wide by ten (10) metres long by four (4) replications. Spray all four
     (4) rows of each treatment and harvest the centre two (2) row.
o Plots are to be weed free. Use appropriate commercial herbicide program and super-impose the Roundup treatments over this program.
o Due to seed size variability, planter settings must be adjusted and/or early season stand thinning must be accomplished to provide a uniform plant population among all lines.
o    Use appropriate  agronomic  practices to maximize yield. o A minimum of six
     (6) locations per year for two years must be completed.

Data requirements:

Yield and end-of-season plant map data must be collected and meet the following criterion:
         Lint yield averaged across locations for the sprayed treatment must be at least 98% of the unsprayed at the 95% confidence level.

DPA shall submit to MONSANTO summary results which show whether each candidate variety met the above criterion under the specified test parameters. In addition, DPA shall certify in writing to MONSANTO that each DPA ROUNDUP READY(R) CULTIVAR has been tested under these conditions and met the above yield criterion two (2) consecutive years before unrestricted sales can be made. Commercial seed production and commercial agronomic testing can be started after a candidate variety has been tested for one year and met the above criterion. Commercial agronomic testing may not exceed one-half of one percent (0.5%) of the expected market area for the variety. Summary results and the certification shall be submitted to Monsanto Australia by June 1 preceding the season in which DPA proposes to sell the variety. MONSANTO shall respond in writing by July 1 of that year as to whether the results show whether each candidate variety met the above yield criterion and that it may be sold.

                                   APPENDIX E
               AGRONOMIC CRITERIA TRIALS - ROUNDUP READY(R) COTTON

It is the responsibility of DPA to determine which DPA ROUNDUP READY(R) CULTIVARS should be candidates for release for COMMERCIAL SALE. Prior to commercial release, DPA will provide written notice to MONSANTO that (a) each new variety has been tested using commercial, standard applications of ROUNDUP HERBICIDE and (b) DPA reasonably believes, based on testing performed in its product development program and in its exercise of commercially reasonable business judgment, that such new variety is agronomically suitable for commercial release.


                                  EXHIBIT 21.01

                           SUBSIDIARIES OF REGISTRANT

                                    SUBSIDIARY                                              PLACE OF INCORPORATION
----------------------------------------------------------------------------------- ---------------------------------------

ATLED CORPORATION                                                                                    USA

D&M INTERNATIONAL, LLC                                                                               USA

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

DELTA PINE DE MEXICO, S.A. de C.V.                                                                  MEXICO

DELTAPINE AUSTRALIA PTY. LIMITED                                                                  AUSTRALIA

GREENFIELD SEED COMPANY                                                                              USA

HEBEI JI DAI COTTONSEED TECHNOLOGY COMPANY, LTD.                                                    CHINA

PAYMASTER TECHNOLOGY CORP.                                                                           USA

TURK DELTAPINE, INC.                                                                                 USA

SURE GROW SEED, INC.                                                                                 USA

ELLIS BROTHERS SEED, INC.                                                                            USA

ARIZONA PROCESSING, INC.                                                                             USA

MISSISSIPPI SEED, INC.                                                                               USA

D&PL Semillas LTD.                                                                                Costa Rica

CDM MandIyu S.R.L.                                                                                Argentina

Delta and  Pine Land Hellas Monoprosopi, e.P.E.                                                     Greece

D&PL BraSil, Ltda.                                                                                  Brazil

Anhui An Dai Cottonseed Technology Company, Ltd.                                                    China

D&PL Technology Holding Corp.                                                                        USA

D&M  Brasil algodao, Ltda                                                                           Brazil

MDM Maeda DeltaPine Monsanto Algodao Ltda.                                                          Brazil

                                                                   EXHIBIT 23.01

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report, dated October 26, 2001, included in this Form 10-K, into Delta and Pine Land's previously filed Registration Statement File No. 333-21049 and into Delta and Pine Land's Registration Statement on Form S-8 filed on the same date as this Form 10-K.

Arthur Andersen LLP

Memphis, Tennessee,
November 29, 2001.


--------