Form 10-Q
period 2001-11-30
DELTA & PINE LAND CO
filed 2002-01-14
CIK 902277

3


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2001 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934  For  the  transition  period  from  to   ------------------------
------------------------


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

Common Stock, $0.10 Par Value - 38,462,288 shares outstanding as of December 31, 2001.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                                        INDEX

                                                                                                              Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - November 30, 2000,
              August 31, 2001, and November 30, 2001                                                                3

    Consolidated Statements of Operations - Three Months
              Ended November 30, 2000 and November 30, 2001                                                         4

    Consolidated Statements of Cash Flows - Three Months
             Ended November 30, 2000 and November 30, 2001                                                          5

    Notes to Consolidated Financial Statements                                                                      6

   Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                                   12

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                           14

PART II.  OTHER INFORMATION
   Item 1.    Legal Proceedings                                                                                    15
   Item 2.    Changes in Securities and Use of Proceeds                                                            18
   Item 3.    Defaults Upon Senior Securities                                                                      18
   Item 4.    Submission of Matters to a Vote of Security Holders                                                  18
   Item 5.    Business                                                                                             18
   Item 6.    Exhibits and Reports on Form 8-K                                                                     24
                  Signatures                                                                                       25




PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                            November 30,         August 31,          November 30,
                                                                                2000                2001                 2001
                                                                          -----------------    ----------------     ----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $    86,179         $   114,003         $    106,259
     Receivables, net                                                               13,635             176,177               11,050
     Inventories                                                                    76,160              36,745               72,204
     Prepaid expenses                                                                2,253               2,138                1,967
     Deferred income taxes                                                           7,420               8,674                8,457
                                                                          -----------------    ----------------     ----------------
         Total current assets                                                      185,647             337,737              199,937

PROPERTY, PLANT and EQUIPMENT, net                                                  64,706              62,839               62,849

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                                                          4,306               4,148                4,183

INTANGIBLES, net                                                                     4,278               4,383                4,298

OTHER ASSETS                                                                         2,492               2,414                2,164
                                                                          -----------------    ----------------     ----------------
                                                                          -----------------    ----------------     ----------------
                                                                               $   261,429         $   411,521         $    273,431
                                                                          =================    ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                             $     3,129         $     1,629          $     2,665
     Accounts payable                                                               28,897              15,279               25,572
     Accrued expenses                                                               45,820             175,085               42,251
        Income taxes payable                                                        13,914              16,048                9,438
                                                                          -----------------    ----------------     ----------------
                                                                          -----------------    ----------------     ----------------
         Total current liabilities                                                  91,760             208,041               79,926
                                                                          -----------------    ----------------     ----------------

LONG-TERM DEBT, less current maturities                                              3,140               2,836                3,236
                                                                          -----------------    ----------------     ----------------

DEFERRED INCOME TAXES                                                                4,975               4,706                4,735
                                                                          -----------------    ----------------     ----------------

MINORITY INTEREST IN SUBSIDIARIES                                                    8,236               7,530                7,994
                                                                          -----------------    ----------------     ----------------

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.10 per share; 2,000,000 shares authorized:
         Series A Junior Participating Preferred, par value $0.10 per share;
         456,989 shares authorized; no shares issued or outstanding                      -                   -                    -
         Series M Convertible Non-Voting Preferred, par value $0.10 per                107                 107                  107
         share; 1,066,667 shares authorized; issued and outstanding
    Common stock, par value $0.10 per share; 100,000,000 shares authorized;
         38,962,493; 39,111,233 and 39,130,433 issued:                               3,896               3,911                3,913
         38,394,527; 38,543,267 and 38,354,667 shares outstanding
    Capital in excess of par value                                                  45,438              48,406               48,624
    Retained earnings                                                              117,442             149,923              143,468
    Accumulated other comprehensive loss
                                                                                    (3,689)             (4,063)              (4,840)
    Treasury stock at cost, 567,966; 567,966 and 775,766 shares
                                                                                    (9,876)             (9,876)             (13,732)
                                                                          -----------------    ----------------     ----------------
         Total stockholders' equity                                                153,318             188,408              177,540
                                                                          -----------------    ----------------     ----------------

                                                                               $   261,429         $   411,521         $    273,431
                                                                          =================    ================     ================

      The accompanying notes are an integral part of these balance sheets.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                    November 30,           November 30,
                                                                                        2000                   2001
                                                                                  ----------------       ----------------

NET SALES AND LICENSING FEES                                                           $     9,694            $     8,253
COST OF SALES                                                                                7,399                  5,449
                                                                                  ----------------       ----------------
GROSS PROFIT                                                                                 2,295                  2,804
                                                                                  ----------------       ----------------

OPERATING EXPENSES:
      Research and development                                                               4,157                  4,082
      Selling                                                                                3,128                  2,534
      General and administrative                                                             3,941                  3,272
                                                                                  ----------------       ----------------
                                                                                            11,226                  9,888
                                                                                  ----------------       ----------------

OPERATING LOSS                                                                              (8,931)                (7,084)
                                                                                  ----------------       ----------------

INTEREST INCOME, net                                                                         1,992                    681
OTHER EXPENSE, net                                                                            (138)                   (86)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                                 (502)                  (464)
                                                                                  ----------------       ----------------

LOSS BEFORE INCOME TAXES                                                                    (7,579)                (6,953)
INCOME TAX BENEFIT                                                                           2,653                  2,468
                                                                                  ----------------       ----------------

NET LOSS                                                                                    (4,926)                (4,485)

DIVIDENDS ON PREFERRED STOCK                                                                   (32)                   (53)
                                                                                   ----------------       ----------------
NET LOSS APPLICABLE TO COMMON SHARES                                               $        (4,958)       $        (4,538)
                                                                                  ================       ================


BASIC AND DILUTED NET LOSS PER SHARE                                               $        (0.13)        $         (0.12)
                                                                                  ================       ================

NUMBER OF SHARES USED IN BASIC AND DILUTED EARNINGS
               PER SHARE CALCULATIONS                                                       38,386                 38,385
                                                                                  ================       ================

DIVIDENDS PER COMMON SHARE                                                             $      0.03            $      0.05
                                                                                  ================       ================



        The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                                  November 30,          November 30,
                                                                                      2000                  2001
                                                                                 ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $        (4,926)      $        (4,485)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         1,874                 1,855
     Loss on sale of property and equipment                                                    -                    27
     Minority interest in net income of subsidiaries                                         502                   464
     Change in deferred income taxes                                                           -                   246
     Noncash changes in other comprehensive income                                          (127)                 (286)
Changes in current assets and liabilities:
     Receivables                                                                         167,670               165,127
     Inventories                                                                         (40,882)              (35,459)
    Prepaid expenses                                                                         (22)                  171
    Accounts payable                                                                       5,456                10,293
    Accrued expenses                                                                    (118,882)             (132,834)
    Income taxes payable                                                                 (11,218)               (6,507)
    Intangibles and other assets                                                              89                   111
                                                                                 ----------------      ----------------
         Net cash used in operating activities                                              (466)               (1,277)
                                                                                 ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                    (1,373)               (1,716)
    Sale of investments and  property                                                          -                    13
                                                                                 ----------------      ----------------
                                                                                 ----------------      ----------------
         Net cash used in investing activities                                            (1,373)               (1,703)
                                                                                 ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                                 -                (1,588)
   Payments of long-term debt                                                               (290)                  (73)
   Dividends paid                                                                         (1,184)               (1,970)
   Proceeds from long-term debt                                                              948                   473
   Proceeds from short-term debt                                                           1,129                 2,470
    Payments to acquire treasury stock                                                         -                (3,856)
   Proceeds from exercise of stock options                                                   303                   117
                                                                                 ----------------      ----------------
          Net cash provided by and (used in) financing activities                            906                (4,427)
                                                                                 ----------------      ----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES ON CASH                                          (355)                 (337)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (1,288)               (7,744)
CASH AND CASH EQUIVALENTS, as of August 31                                                87,467               114,003
                                                                                 ----------------      ----------------
CASH AND CASH EQUIVALENTS, as of November 30                                         $    86,179          $    106,259
                                                                                 ================      ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the three months for:
         Interest, net of capitalized interest                                       $       100          $        300
         Income taxes                                                                $     8,600          $      3,500

    Noncash financing activities:
         Tax benefit of stock option exercises                                       $        40          $        100


        The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' ("D&PL" or the "Company") business, the results of operations for the three month periods ended November 30, 2000 and November 30, 2001 or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2001.

Certain prior year balances have been reclassified to conform with the current year presentation.

Significant Accounting Policies

Intangible Assets and Deferred Charges
Intangible assets consist of trademarks, patents and other intangible assets and are being amortized using the straight-line method over 5 to 40 years. Excess of cost over net assets of businesses acquired was being amortized using the straight-line method over 40 years, however amortization was discontinued as of September 1, 2001 as discussed further in Note 4. Organization costs for foreign ventures are amortized over five years.

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

During the three months ended November 30, 2001, a foreign subsidiary entered into foreign currency forward exchange contracts to mitigate its risk associated with currency fluctuations. The terms of the foreign currency forward exchange contracts used were negotiated to approximate the terms of the forecasted transaction; therefore, the subsidiary expects the instruments used in hedging transactions to be highly effective in offsetting changes in cash flows of the hedged items. Realized and unrealized hedging gains and losses are recorded as a component of other comprehensive income and are reclassified into earnings in the period in which the forecasted transaction affects earnings (i.e., when the interest expense is recognized).











2.   COMPREHENSIVE LOSS
     ------------------

Total comprehensive loss for the three months ended November 30, 2000 and November 30, 2001, was (in thousands):

                                                                    Three Months Ended
                                                                    ------------------

                                                       November 30,         November 30,
                                                           2000                 2001
                                                     -----------------    -----------------

Net loss                                             $         (4,926)    $         (4,485)
Other comprehensive loss:
       Foreign currency translation losses                       (355)                (337)
       Unrealized gains/(losses) on hedging
                     instruments                                  127                  (76)
       Income tax benefit
           related to other comprehensive loss                     80                  147
                                                     -----------------    -----------------
Other comprehensive loss, net of tax
                                                                 (148)                (266)
                                                     -----------------    -----------------
 Total comprehensive loss                            $         (5,074)    $         (4,751)
                                                     =================    =================


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

The Company's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Profit and loss information is reported by segment to the chief operating decision maker and the Company's Board of Directors. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K filed for the year ended August 31, 2001 with significant changes described in Note 1 to the financial statements.

Information about the Company's segments for the three months ended November 30, 2000 and November 30, 2001 is as follows (in thousands):

                                                              Three Months Ended

                                                       November 30,        November 30,
                                                           2000                2001
                                                     -----------------    ----------------
                                                     -----------------    ----------------

Net sales
     Domestic                                        $            80      $          123
     International                                             9,614               8,130
                                                     -----------------    ----------------
                                                     $         9,694      $        8,253
                                                     =================    ================

Operating (loss)/income
     Domestic                                        $        (9,939)     $       (8,577)
     International                                             1,008               1,493
                                                     -----------------    ----------------
                                                     $        (8,931)     $       (7,084)
                                                     =================    ================


4.    SIGNIFICANT CHANGES IN ASSETS FROM FORM 10-K FOR THE FISCAL YEAR ENDED
      ------------------------------------------------------------------------
      AUGUST 31, 2001
      ----------------

Accounts receivable decreased approximately $165,127,000 to $11,050,000 at November 30, 2001 from $176,177,000 at August 31, 2001. This decrease is primarily related to technology sublicense revenue collections. The corresponding royalty payments made by the Company for the Bollgard and Roundup Ready licensing fees is reflected in the decrease of accrued expenses from August 31, 2001 to November 30, 2001.

5.   RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
     ----------------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Therefore, D&PL must adopt this statement no later than September 1, 2002. Management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

SFAS No. 141, "Business Combinations," sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 1, 2001. The application of SFAS 141 did not affect the Company's previously reported amounts for goodwill or other intangible assets.

SFAS No. 142, "Goodwill and Other Intangible Assets," addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. This statement is effective for fiscal years beginning after December 15, 2001, however, early application is permitted for entities with fiscal years beginning after March 15, 2001, provided the first interim financial statements have not been issued previously. Effective September 1, 2001, the Company adopted SFAS 142 at which time all goodwill amortization ceased (first quarter 2002 goodwill amortization would have been approximately $31,000). Other provisions of the statement require that goodwill be measured periodically for impairment. The impact of adoption on the Company's consolidated financial position and results of operations related to those provisions has not yet been determined, however, the management believes there has been no impairment. Excess of cost over net assets of business acquired, net as of the three months ended November 30, 2000 and November 30, 2001 was $4,306,000 and $4,183,000, respectively.

In connection with adopting SFAS 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of amortized intangible assets follow (in thousands):

                           November 30, 2000                    August 31, 2001                      November 30, 2001
                    --------------------------------    ---------------------------------     --------------------------------

                    Gross Carrying    Accumulated        Gross Carrying    Accumulated        Gross Carrying    Accumulated
                    Amount            Amortization       Amount            Amortization       Amount            Amortization
                    ---------------- ---------------    ----------------- ---------------     ---------------- ---------------
                    ---------------- ---------------    ----------------- ---------------     ---------------- ---------------
Contract-based      $    5,282       $     (1,004)      $       5,501     $     (1,118)           $    5,609      $  (1,311)


Amortization expense for intangible assets during the first quarter of 2002 was approximately $66,000. Intangible asset amortization expense is estimated to be $221,000 for the remainder of 2002 and $250,000 in each of the fiscal years from fiscal 2003 through fiscal 2007.















Actual results of operations for the three months ended November 30, 2001 and pro forma results of operations for the three months ended November 30, 2000 had we applied the nonamortization provisions of SFAS 142 in that period follow (in thousands, except per share amounts):

                                                                  For the Three Months Ended
                                                                  --------------------------
                                                           November 30,         November 30,
                                                               2000                 2001
                                                          ----------------     ----------------
                                                          ----------------     ----------------
Income:
    Net loss                                                $    (4,926)         $    (4,485)
    Add:  Goodwill amortization, net of tax                          21                   --
                                                         ----------------    -----------------
    Adjusted net income                                     $    (4,905)         $    (4,485)
                                                         ================    =================
                                                          ----------------     ----------------
Basic and Diluted Earnings per Share:
    Reported net loss per share                              $    (0.13)          $    (0.12)
    Effect of nonamortization of goodwill                            --                   --
                                                         ----------------    -----------------
                                                         ----------------    -----------------
    Adjusted basic and diluted net loss per share            $    (0.13)          $    (0.12)
                                                         ================    =================
                                                         ================    =================
Shares:
    Number of shares used in basic and diluted
             earnings per share calculations
                                                                 38,386               38,385
                                                         ================    =================

6.  INVENTORIES

Inventories consisted of the following (in thousands):

                                                  November 30,            August 31,           November 30,
                                                      2000                   2001                  2001
                                                 ----------------      -----------------      ----------------

Finished goods                                        $   49,817             $   31,835            $   46,723
Raw materials                                             32,832                 12,515                33,993
Growing crops                                                705                  2,218                 1,682
Supplies and other                                         1,040                  1,162                 1,225
                                                 ----------------      -----------------      ----------------
                                                          84,394                 47,730                83,623
Less reserves                                             (8,234)               (10,985)              (11,419)
                                                 ----------------      -----------------      ----------------
                                                 $        76,160             $   36,745            $   72,204
                                                 ================      =================      ================

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. See Note 7 for description of hedging activities.

7.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

Property, plant and equipment consisted of the following (in thousands):

                                                  November 30,            August 31,            November 30,
                                                      2000                   2001                   2001
                                                 ----------------      -----------------      -----------------

Land and improvements                                 $    4,020              $   4,284             $    4,422
Buildings and improvements                                37,791                 38,777                 38,665
Machinery and equipment                                   47,260                 48,279                 49,249
Germplasm                                                  7,500                  7,500                  7,500
Breeder and foundation seed                                2,000                  2,000                  2,000
Construction in progress                                   4,528                  1,529                  2,098
                                                 ----------------      -----------------      -----------------
                                                         103,099                102,369                103,934
Less accumulated depreciation                            (38,393)               (39,530)               (41,085)
                                                 ----------------      -----------------      -----------------
                                                      $   64,706             $   62,839             $   62,849
                                                 ================      =================      =================






8.    DERIVATIVE FINANCIAL INSTRUMENTS
      --------------------------------

Net gains of $127,000 and net losses of $76,000 were deferred to other comprehensive income during the three months ended November 30, 2000 and November 30, 2001, respectively. For the three months ended November 30, 2000 and November 30, 2001, the Company recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges. At November 30, 2001, the deferred loss of $76,000, reflected as a component of accumulated other comprehensive loss, includes realized gains of approximately $5,000. The deferred loss will be reclassified into earnings within the fiscal year, however, the actual amount that will be reclassified in earnings may vary as a result of changes in market conditions.

9.   CONTINGENCIES
     --------------

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

Other Matters

On May 15, 2000, several farmers and a seller of farm supplies filed suit in the United States District Court for the Northern District of Alabama, against Monsanto, the Company, and D&M International, LLC (a joint venture of Monsanto and the Company) under federal antitrust laws and requested class certification. Plaintiffs claim that defendants have: (1) unlawfully attempted to monopolize the U.S. cotton seed and herbicide market in violation of ss. 2 of the Sherman Act; (2) monopolized the U.S. cotton seed and herbicide market in violation of ss. 2 of the Sherman Act; (3) conspired to unreasonably restrain trade in the U.S. cotton seed and herbicide market in violation of ss. 1 of the Sherman Act; and (4) engaged in unlawful tying of cotton seed and herbicide in violation of ss. 3 of the Clayton Act. Plaintiffs demand unspecified antitrust damages, including treble and compensatory damages, plus costs of litigation, including attorneys' fees. In July 2000, the Company answered the complaint and in October 2000, moved for dismissal of the action on the ground that plaintiffs had failed to allege any conduct or action by the Company that violates the federal antitrust laws. Discovery has not commenced. On December 6, 2001, the United States District Judge, acting on the recommendation of the Magistrate Judge, granted Monsanto's and DPL's motions to dismiss the complaint without prejudice. The plaintiffs were granted 30 days from the District Court's Order to file an Amended Complaint. On January 7, 2002, plaintiffs filed an Amended Complaint against Monsanto and the Company; however, plaintiffs did not assert in their Amended Complaint any claims against D&M International, LLC.

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

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $660,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have a material impact on the Company's consolidated financial statements. The Company continues to offer seed for sale in Guatemala.

U.S. Department of Justice - Civil Investigation Demands

On July 18, 1996, the United States Department of Justice, Antitrust Division ("USDOJ"), served a Civil Investigative Demand ("CID") on D&PL seeking information and documents in connection with its investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. (which own the outstanding common stock of Sure Grow Seed, Inc). The CID stated that the USDOJ was investigating whether these transactions may have violated the provisions of Section 7 of the Clayton Act, 15 USC ss.18. D&PL has responded to the CID, employees were examined in 1997 by the USDOJ, and D&PL committed to full cooperation with the USDOJ. D&PL believes that it demonstrated to the USDOJ that this acquisition did not constitute a violation of the Clayton Act or any other anti-trust law.

On August 9, 1999, D&PL and Monsanto received Civil Investigative Demands from the USDOJ, seeking to determine whether there had been any inappropriate exchanges of information between Monsanto and D&PL or if any prior acquisitions were likely to have substantially lessened competition in the sale or development of cottonseed or cottonseed genetic traits. D&PL is complying with the USDOJ's request for information and documents and with the recent Civil Investigative Demand. In September 1999, D&PL complied with the USDOJ's request for information and documents in the 1999 CID.

In November 2001, the USDOJ confirmed that both the 1996 CID and 1999 CID have been closed with no action directed toward D&PL in either matter.

10.  EARNINGS PER SHARE
     ------------------

Earnings per Share
Basic and diluted earnings per share ("EPS") are the same due to the Company reporting a net loss in its first fiscal quarter in 2000 and 2001.

                                                                  For the Three Months Ended
                                                                  --------------------------
                                                        (in thousands, except per share amounts)
                                                           November 30,         November 30,
                                                               2000                 2001
                                                         -----------------    -----------------
Basic And Diluted  Earnings per Share -
Net loss                                                  $     (0.13)         $    (0.12)
                                                          ================    =================
                                                          ================    =================

Number of shares used in basic and diluted
    per share calculations
                                                                38,386             38,385
                                                          ================    =================

Dividends per common share                                $       0.03         $     0.05






The table below reconciles the basic and diluted per share computations:

                                                                 For the Three Months Ended
                                                                 --------------------------
                                                        (in thousands, except per share amounts)
                                                           November 30,         November 30,
                                                               2000                 2001
                                                          ----------------    -----------------
                                                          ----------------    -----------------
Income:
    Net loss                                             $       (4,926)     $        (4,485)
    Less:  Preferred stock dividends                                (32)                 (53)
                                                         ----------------    -----------------
    Net loss applicable to common shares                 $       (4,958)     $        (4,538)
                                                         ================      ================
                                                         ================      ================
Shares:
        Number of shares used in basic and diluted
                  earnings per share calculations
                                                                 38,386               38,385
                                                          ================     ================

Per Share Amounts:
        Basic and diluted net loss per share              $       (0.13)      $        (0.12)
                                                          ================     ================


PART I.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

Due to the seasonal nature of the Company's business, D&PL typically incurs losses in its first and fourth fiscal quarters since the majority of the Company's domestic sales are made in its second and third quarters. Sales in the first and fourth quarters are generally limited to those made to export markets and those made by the Company's non-U.S. joint ventures and subsidiaries located primarily in the Southern hemisphere.

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

Results

Net loss for the quarter ended November 30, 2001 of $4.5 million was less than the net loss of $5.0 million reported in the comparable prior year quarter due primarily to a reduction in operating expenses of approximately $1.3 million and higher gross margins earned on slightly lower revenues, the positive effects of which were partially offset by a decrease in interest income. Revenues for the quarter decreased as a result of a shift of seed shipments for exports into December.

The Company also announced that pursuant to its previously announced share repurchase program it had repurchased in the open market 207,800 shares of its stock. The Company also increased its quarterly dividend to $0.05 per common and preferred share.






Results of Operations

The following sets forth selected operating data of the Company (in thousands):

                                                      For the Three Months Ended

                                                 November 30,          November 30,
                                                     2000                  2001
                                               -----------------     -----------------
Operating results -
Net sales and licensing fees                         $     9,694          $     8,253
Gross profit                                               2,295                2,804
Operating expenses:
     Research and development                              4,157                4,082
     Selling                                               3,128                2,534
     General and administrative                            3,941                3,272
Operating loss
                                                          (8,931)              (7,084)
Loss before income taxes
                                                          (7,579)              (6,953)
Net loss applicable to common shares
                                                          (4,958)              (4,538)

The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):

                                                  November 30,           August 31,           November 30,
                                                     2000                  2001                  2001
                                               -----------------     -----------------     ------------------
Balance sheet summary-
Current assets                                     $    185,647           $   337,737          $     199,937
Current liabilities                                      91,760               208,041                 79,926
Working capital                                          93,887               129,696                120,011
Property, plant and equipment, net                       64,706                62,839                 62,849
Total assets                                            261,429               411,521                273,431
Outstanding borrowings                                    6,269                 4,465                  5,901
Stockholders' equity                                    153,318               188,408                177,540

Three months ended November 30, 2000, compared to three months ended November 30, 2001:
Net sales and licensing fees decreased approximately $1.4 million to $8.3 million from $9.7 million. This decrease is attributable to a shift in export shipments from the first quarter to the second quarter.

Operating expenses decreased from $11.2 million in the first fiscal quarter of 2001 to $9.9 million in fiscal 2002. This decrease is due, in part, to savings which resulted from the Company's August 2001 corporate realignment and, in part, to timing.

The Company reported net interest income of $2.0 million in the first fiscal quarter of 2001 compared to net interest income of $0.7 million in the first fiscal quarter of 2002 due to lower interest rates earned on cash investments.

Liquidity and Capital Resources

The seasonal nature of the Company's business significantly impacts cash flow and working capital requirements. The Company has maintained credit facilities, and used early payments by customers and cash from operations to fund working capital needs. For more than 18 years D&PL has borrowed on a short-term basis to meet seasonal working capital needs. However, cash generated from operations in 2000 and 2001 along with the collection of the merger termination fee has been used to meet working capital needs in 2001 and to a lesser degree in 2000. The Company is currently evaluating potential uses of its cash for purposes other than for working capital needs. One potential such use is the acquisition or funding of alternative technologies that could be used to enhance the Company's product portfolio and ultimately the Company's long-term earnings potential. Another potential use is the repurchase in the open market of the Company's shares pursuant to its previously announced share repurchase program. Subsequent to August 31, 2001, the Company repurchased 207,800 shares. Once the evaluation of certain transactions that are currently being considered is brought to conclusion (perhaps resulting in such acquisitions), the Company may reconsider other potential uses of the remaining cash, up to and including repurchasing shares more aggressively depending on market considerations and other factors.




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

The financial covenants under the loan agreements required the Company to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at the Company's other quarter ends)
(b) maintain a fixed charge coverage ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and (c) maintain at all times tangible net worth of not less than the sum of (i) $40 million plus (ii) 50% of net income (but not losses) determined on the last day of each fiscal year, commencing with August 31, 1998. At November 30, 2001, the Company was in compliance with the covenants of the now expired credit facility. D&PL and the lenders are currently negotiating a replacement facility that will provide for aggregate borrowings of $100 million plus a $25 million overline and will contain terms and conditions similar to the 1998 facility.

Capital expenditures for the first quarter of 2002 were $1.7 million ($1.4 million for the three months ended November 30, 2000). The Company anticipates that capital expenditures will approximate $9.0 million in 2002. Capital expenditures will be funded by cash from operations, borrowings, or investments from joint venture partners, as necessary.
The Board of Directors reviews the Company's dividend policy quarterly. In November 2001 the Board increased the quarterly dividend to $0.05 per share (a 25% increase) effective for the first quarter dividend which was paid on December 14, 2001, to shareholders of record on November 30, 2001.

In the second quarter of 2000, the Board of Directors approved a Stock Repurchase Plan pursuant to which the Company may repurchase its outstanding common stock. The shares repurchased will be used for stock issuances pursuant to the Company's stock option plans, the expected conversion of the outstanding convertible Preferred Stock and for other corporate purposes. During the quarter ended November 30, 2001, 207,800 shares were repurchased by D&PL.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure relative to fluctuations in the price of soybean raw material inventory, foreign currency fluctuations and interest rate changes. For more information about how the Company manages specific risk exposures, see the discussion of the Company's accounting policies related to derivative financial instruments included in Note 1 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2001. Further information on the Company's exposure to market risk is included in Note 12 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended August 31, 2001. Also see Note 7 of the Notes to consolidated financial statements in Item 1 for further details about the Company's exposure to market risk.



During the three months ended November 30, 2001, a foreign subsidiary entered into foreign currency forward exchange contracts to mitigate its risk associated with currency fluctuations. The fair value of these foreign currency forward exchange contracts outstanding as of November 30, 2001 was $3,000. A 10% adverse change in the underlying currency upon which these contracts are based would not result in a material impact on earnings.

The fair value of derivative commodity instruments outstanding as of November 30, 2001 was $73,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would not result in a material impact on earnings.

The Company's earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. The Company conducts non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, and South Africa. At November 30, 2001, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

The Company utilizes fixed and variable-rate debt to maintain liquidity and fund its business operations, with the terms and amounts based on business requirements, market conditions and other factors. At November 30, 2001, a 100 basis point change to interest rates (with all other variables held constant) on the portion of the Company's debt with variable interest rates would not result in a material change to the Company's interest expense or cash flow.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Product Claims

The Company was named as a defendant, along with a local seed distributor in a lawsuit filed in the Superior Court of the County of Colquit, Georgia on October 5, 2001. This lawsuit was removed to the United States District Court for the Middle District of Georgia. The lawsuit alleges that certain cottonseed varieties sold by D&PL suffered from a disease or malady known as bronze wilt. Although this lawsuit involves a cotton variety which contains the Roundup Ready(R) gene, no claim against Monsanto was alleged, nor is there an allegation that Monsanto technology caused or contributed to Plaintiff's claims. Thus, Monsanto was not contractually obligated to defend or indemnify the Company in this case. The Company is presently investigating this claim to determine the causes of the alleged problems.

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

The Company and Monsanto were also named as defendants in an additional lawsuit filed in the 106th Judicial District Court of Gaines County, Texas, on April 27, 2000. In this case the plaintiff alleges, among other things, that certain cottonseed acquired from D&PL that contained the Roundup Ready(R) gene did not perform as the farmer had anticipated. The Company and Monsanto are investigating the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Gene License and Seed Services Agreement ("the Roundup Ready Agreement") between D&PL and Monsanto, D&PL has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready(R) Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup(R) glyphosate tolerance gene and Monsanto has agreed to do so. D&PL will not have a right of indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the herbicide tolerance gene and such claims are contained in this litigation.

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






Other Matters

On May 15, 2000, several farmers and a seller of farm supplies filed suit in the United States District Court for the Northern District of Alabama, against Monsanto, the Company, and D&M International, LLC (a joint venture of Monsanto and the Company) under federal antitrust laws and requested class certification. Plaintiffs claim that defendants have: (1) unlawfully attempted to monopolize the U.S. cotton seed and herbicide market in violation of ss. 2 of the Sherman Act; (2) monopolized the U.S. cotton seed and herbicide market in violation of ss. 2 of the Sherman Act; (3) conspired to unreasonably restrain trade in the U.S. cotton seed and herbicide market in violation of ss. 1 of the Sherman Act; and (4) engaged in unlawful tying of cotton seed and herbicide in violation of ss. 3 of the Clayton Act. Plaintiffs demand unspecified antitrust damages, including treble and compensatory damages, plus costs of litigation, including attorneys' fees. In July 2000, the Company answered the complaint and in October 2000, moved for dismissal of the action on the ground that plaintiffs had failed to allege any conduct or action by the Company that violates the federal antitrust laws. Discovery has not commenced. On December 6, 2001, the United States District Judge, acting on the recommendation of the Magistrate Judge, granted Monsanto's and DPL's motions to dismiss the complaint without prejudice. The plaintiffs were granted 30 days from the District Court's Order to file an Amended Complaint. On January 7, 2002, plaintiffs filed an Amended Complaint against Monsanto and the Company; however, plaintiffs did not assert in their Amended Complaint any claims against D&M International, LLC.

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

A corporation owned by the son of the Company's former Guatemalan distributor sued in 1989 asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $660,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. The Company continues to offer seed for sale in Guatemala.

US Department of Justice - Civil Investigative Demands

On July 18, 1996, the United States Department of Justice, Antitrust Division ("USDOJ"), served a Civil Investigative Demand (the "1996 CID") on D&PL seeking information and documents in connection with its investigation of the acquisition by D&PL of the stock of Arizona Processing, Inc., Ellis Brothers Seed, Inc. and Mississippi Seed, Inc. (which own the outstanding common stock of Sure Grow Seed, Inc.). The CID stated that the USDOJ was investigating whether these transactions may have violated the provisions of Section 7 of the Clayton Act, 15 USC ss.18. D&PL has responded to the CID, employees were examined in 1997 by the USDOJ, and D&PL committed to full cooperation with the USDOJ. D&PL believes that it demonstrated to the USDOJ that this acquisition did not constitute a violation of the Clayton Act or any other anti-trust law.

On August 9, 1999, D&PL and Monsanto received Civil Investigative Demands from the USDOJ, seeking to determine whether there had been any inappropriate exchanges of information between Monsanto and D&PL or if any prior acquisitions were likely to have substantially lessened competition in the sale or development of cottonseed or cottonseed genetic traits. In September 1999, D&PL complied with the USDOJ's request for information and documents in the 1999 CID.

In November 2001, the USDOJ confirmed that both the 1996 CID and the 1999 CID have been closed with no action directed toward D&PL in either matter.

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

The parties litigated for several months over the appropriate forum to hear the case. A Delaware Court of Chancery ruling rejected Monsanto's attempt to maintain the action in Delaware and returned the parties to the Circuit Court for the First Judicial District of Bolivar County, Mississippi. Monsanto filed a motion for summary judgment on the breach of contract claims alleging that the Company suffered no cognizable damages as a result of the failed merger. On December 18, 2000, the Company amended its complaint to include a claim for tortious interference with prospective business relations on the grounds that Monsanto's unreasonable delay prevented the consummation of the merger and kept the Company from being in a position to enter into transactions and relationships with others in the industry. In light of the merger of Monsanto into Pharmacia & Upjohn, Inc., after the filing of the original complaint, the Company named both Pharmacia Corp. (the newly formed corporation and existing defendant) and Monsanto Company (a newly spun-off majority-owned subsidiary) as defendants in the amended complaint. The Company filed two motions to compel additional discovery from Monsanto. Monsanto filed a motion for summary judgment and a motion to dismiss the added claim of tortious interference contained in the amended complaint. Monsanto alleged that it was entitled to 1) dismissal of the action on the grounds that the Company's amended complaint did not satisfy any of the elements of a tortious interference claim and, thus, did not state a viable claim; and 2) summary judgment because the Company has not suffered any injury as a result of Monsanto's actions. On November 15, 2001, the Circuit Court denied Monsanto's motion for summary judgment on the breach of contract claims, holding that the case presents issues for trial by jury. The Court also denied Monsanto's motion to dismiss or for summary judgment on D&PL's claim for tortious interference with business relationships. The Court also granted substantially all of the discovery sought by D&PL in its motion to compel. The parties are in discovery.

Item 2.  Changes in Securities and Use of Proceeds
Not applicable

Item 3.  Defaults Upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.  Business

Domestic

D&PL, a Delaware corporation, and subsidiaries is primarily engaged in the breeding, production, conditioning and marketing of proprietary varieties of cotton planting seed in the United States and other cotton producing nations. D&PL also breeds, produces, conditions and distributes soybean planting seed in the United States.



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

See Note 3 of the Notes to Consolidated Financial Statements in Part I, Item 1 for further details about business segments.

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

Employees

As of December 31, 2001, the Company employed a total of 535 full time employees worldwide excluding an estimated 153 employees of joint ventures. Due to the nature of the business, the Company utilizes seasonal employees in its delinting plants and its research and foundation seed programs. The maximum number of seasonal employees approximates 300 and typically occurs in October and November of each year. The Company considers its employee relations to be good.

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

Euro Currency Conversion

On January 1, 1999, the euro became the common legal currency of 11 of the 15 member countries of the European Union. On that date, the participating countries fixed conversion rates between their sovereign currencies ("legacy currencies") and the euro. On January 4, 1999, the euro began trading on currency exchanges and became available for non-cash transactions. The legacy currencies remained legal tender through December 31, 2001. On January 2, 2002, euro-denominated bills and coins were introduced, and by July 1, 2002, legacy currencies will no longer be legal tender. To date, D&PL has not been affected by the euro currency conversion, nor does it expect to be adversely affected by these changes due to the nature of the Company's activities there. For the foreseeable future, the Company does not expect a material amount of its transactions to be denominated in the euro.

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

The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those noted elsewhere in this Item and in "Risks and Uncertainties" in Item 7 of the Company's Form 10K filed for the year ending August 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended November 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DELTA AND PINE LAND COMPANY


Date:     January 14, 2002      /s/ F. Murray Robinson
                                --------------------------------
                                F. Murray Robinson, President, Vice Chairman and
                                Chief Executive Officer


Date:     January 14, 2002      /s/ W. Thomas Jagodinski
                                --------------------------------
                                W. Thomas Jagodinski,
                                Senior Vice President - Finance and Treasurer