Form 10-Q
period 2002-02-28
DELTA & PINE LAND CO
filed 2002-04-15
CIK 902277

3


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2002 or

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

Common Stock, $0.10 Par Value - 38,317,544 shares outstanding as of March 29, 2002.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

 Consolidated Balance Sheets - February 28, 2001,
     August 31, 2001, and February 28, 2002                                    3

 Consolidated Statements of Operations - Three Months
     Ended February 28, 2001 and February 28, 2002                             4

 Consolidated Statements of Operations - Six Months
     Ended February 28, 2001 and February 28, 2002                             5

 Consolidated Statements of Cash Flows - Six Months
     Ended February 28, 2001 and February 28, 2002                             6

 Notes to Consolidated Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  12

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                    15

PART II.  OTHER INFORMATION
 Item 1.    Legal Proceedings                                                 16
 Item 2.    Changes in Securities and Use of Proceeds                         18
 Item 3.    Defaults Upon Senior Securities                                   19
 Item 4.    Submission of Matters to a Vote of Security Holders               19
 Item 5.    Business                                                          19
 Item 6.    Exhibits and Reports on Form 8-K                                  24
            Signatures                                                        25

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                      February 28,         August 31,          February 28,
                                         2001                2001                 2002
                                    -----------------    ----------------     ----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents         $       26,404       $     114,003        $      57,613
  Receivables, net                         194,721             176,177              141,038
  Inventories                               66,005              36,745               67,991
  Prepaid expenses                           1,936               2,138                1,438
  Deferred income taxes                      7,420               8,674                8,456
                                    -----------------    ----------------     ----------------
     Total current assets                  296,486             337,737              276,536

PROPERTY, PLANT and EQUIPMENT, net          65,316              62,839               60,436

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                  4,263               4,148                4,184

INTANGIBLES, net                             4,397               4,383                4,225

OTHER ASSETS                                 2,475               2,414                2,316
                                    -----------------    ----------------     ----------------
                                    -----------------    ----------------     ----------------
                                    $      372,937       $     411,521        $     347,697
                                    =================    ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                     $        2,612       $       1,629         $         96
  Accounts payable                          25,266              15,279               18,565
  Accrued expenses                         133,808             175,085              108,862
  Income taxes payable                      16,877              16,048               11,079
                                    -----------------    ----------------     ----------------
                                    -----------------    ----------------     ----------------
     Total current liabilities             178,563             208,041              138,602
                                    -----------------    ----------------     ----------------

LONG-TERM DEBT, less current
   maturities                                2,916               2,836                1,624
                                    -----------------    ----------------     ----------------

DEFERRED INCOME TAXES                        4,975               4,706                4,732
                                    -----------------    ----------------     ----------------

MINORITY INTEREST IN SUBSIDIARIES            8,521               7,530                7,058
                                    -----------------    ----------------     ----------------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.10
  per share; 2,000,000 shares authorized:
     Series A Junior Participating
      Preferred, par value $0.10 per
      share; 456,989 shares authorized;
      no shares issued or outstanding            -                   -                    -
     Series M Convertible Non-Voting
      Preferred, par value $0.10 per
      share; 1,066,667 shares authorized;
      issued and outstanding                   107                  107                  107
  Common stock, par value $0.10 per
  share; 100,000,000 shares authorized;
     39,090,449; 39,111,233 and
      39,252,099 issued:
     38,522,483; 38,543,267 and
       38,476,333 shares outstanding         3,909                3,911                3,925
    Capital in excess of par value          47,871               48,406               50,776
    Retained earnings                      139,745              149,923              159,265
    Accumulated other
        comprehensive loss                  (3,794)              (4,063)              (4,660)
    Treasury stock at cost,
      567,966; 567,966 and
          775,766 shares                    (9,876)              (9,876)             (13,732)
                                    -----------------    ----------------     ----------------
     Total stockholders' equity            177,962              188,408              195,681
                                    -----------------    ----------------     ----------------

                                    $      372,937       $      411,521       $      347,697
                                    =================    ================     ================

The accompanying notes are an integral part of these balance sheets.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                            February 28,           February 28,
                                               2001                   2002
                                         ----------------       ----------------

NET SALES AND LICENSING FEES             $      150,154         $      111,867
COST OF SALES                                    98,372                 71,745
                                         ----------------       ----------------
GROSS PROFIT                                     51,782                 40,122
                                         ----------------       ----------------

OPERATING EXPENSES:
  Research and development                        4,975                  4,560
  Selling                                         3,361                  2,934
  General and administrative                      4,033                  3,354
                                         ----------------       ----------------
                                                 12,369                 10,848
                                         ----------------       ----------------

OPERATING INCOME                                 39,413                 29,274
                                         ----------------       ----------------

INTEREST INCOME, net                                545                    477
OTHER EXPENSE, net                               (2,167)                (3,129)
MINORITY INTEREST IN
  (EARNINGS) / LOSS OF SUBSIDIARIES                (517)                   936
                                         ----------------       ----------------

INCOME BEFORE INCOME TAXES                       37,274                 27,558
INCOME TAX PROVISION                             13,388                  9,784
                                         ----------------       ----------------

NET INCOME                                       23,886                 17,774

DIVIDENDS ON PREFERRED STOCK                        (43)                   (53)
                                         ----------------       ----------------
NET INCOME APPLICABLE TO COMMON SHARES   $       23,843         $       17,721
                                         ================       ================


BASIC EARNINGS PER SHARE                 $         0.62         $         0.46
                                         ================       ================

NUMBER OF SHARES USED
  IN BASIC EARNINGS
  PER SHARE CALCULATIONS                         38,425                 38,454
                                         ================       ================

DILUTED EARNINGS PER SHARE               $         0.59         $         0.44
                                         ================       ================
                                         ================       ================

NUMBER OF SHARES USED
   IN DILUTED EARNINGS
   PER SHARE CALCULATIONS                        40,101                 39,991
                                         ================       ================
                                         ================       ================

DIVIDENDS PER COMMON SHARE               $         0.04         $         0.05
                                         ================       ================



The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)
                                             February 28,           February 28,
                                                2001                   2002
                                         ----------------       ----------------

NET SALES AND LICENSING FEES               $    159,848           $    120,120
COST OF SALES                                   105,770                 77,194
                                         ----------------       ----------------
GROSS PROFIT                                     54,078                 42,926
                                         ----------------       ----------------

OPERATING EXPENSES:
  Research and development                        9,132                  8,642
  Selling                                         6,489                  5,468
  General and administrative                      7,973                  6,626
                                         ----------------       ----------------
                                                 23,594                 20,736
                                         ----------------       ----------------

OPERATING INCOME                                 30,484                 22,190
                                         ----------------       ----------------

INTEREST INCOME, net                              2,536                  1,158
OTHER EXPENSE, net                               (2,305)                (3,215)
MINORITY INTEREST IN
  (EARNINGS)/ LOSS OF SUBSIDIARIES               (1,019)                   472
                                         ----------------       ----------------

INCOME BEFORE INCOME TAXES                       29,696                 20,605
INCOME TAX PROVISION                             10,735                  7,316
                                         ----------------       ----------------

NET INCOME                                       18,961                 13,289

DIVIDENDS ON PREFERRED STOCK                       (75)                   (106)
                                         ----------------       ----------------
NET INCOME APPLICABLE TO COMMON SHARES   $       18,886         $       13,183
                                         ================       ================


BASIC NET INCOME PER SHARE               $         0.49         $         0.34
                                         ================       ================

NUMBER OF SHARES USED
 IN BASIC EARNINGS
 PER SHARE CALCULATIONS                          38,405                 38,420
                                         ================       ================

DILUTED NET INCOME PER SHARE             $         0.47         $         0.33
                                         ================       ================
                                         ================       ================

NUMBER OF SHARES USED
  IN DILUTED EARNINGS
  PER SHARE CALCULATIONS                         40,124                 39,871
                                         ================       ================
                                         ================       ================

DIVIDENDS PER COMMON SHARE               $         0.07         $         0.10
                                         ================       ================



The accompanying notes are an integral part of these statements.

















                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                                  February 28,          February 28,
                                                                                      2001                  2002
                                                                                 ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $       18,961        $       13,289
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                         3,501                 3,364
     Loss on sale of property and equipment                                                   23                    23
     Minority interest in net income / (loss) of subsidiaries                              1,019                  (472)
     Change in deferred income taxes                                                           -                   244
Changes in current assets and liabilities:
    Receivables                                                                          (13,416)               35,139
    Inventories                                                                          (31,109)              (31,552)
    Prepaid expenses                                                                         295                   700
    Accounts payable                                                                       1,825                 3,286
    Accrued expenses                                                                     (30,894)              (66,223)
    Income taxes payable                                                                  (8,174)               (4,547)
    Intangibles and other assets                                                              29                  (115)
                                                                                 ----------------      ----------------
         Net cash used in operating activities                                           (57,940)              (46,864)
                                                                                 ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                    (4,021)               (3,435)
    Sale of investments and  property                                                         15                    22
                                                                                 ----------------      ----------------
                                                                                 ----------------      ----------------
         Net cash used in investing activities                                            (4,006)               (3,413)
                                                                                 ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                             (539)                (2,951)
   Payments of long-term debt                                                              (889)                  (103)
   Dividends paid                                                                        (2,767)                (3,947)
   Proceeds from long-term debt                                                            1,323                   620
   Proceeds from short-term debt                                                           1,151                 1,263
   Payments to acquire treasury stock                                                          -                (3,856)
   Minority interest portion of investment in subsidiaries                                  (232)                    -
   Proceeds from exercise of stock options                                                 2,667                 1,962
                                                                                 ----------------      ----------------
     Net cash provided by and (used in) financing activities                                 714                (7,012)
                                                                                 ----------------      ----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                                   169                   899

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (61,063)              (56,390)
CASH AND CASH EQUIVALENTS, as of August 31                                                87,467               114,003
                                                                                 ----------------      ----------------
CASH AND CASH EQUIVALENTS, as of February 28                                     $        26,404       $        57,613
                                                                                 ================      ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the six months for:
         Interest, net of capitalized interest                                   $           100       $           100
         Income taxes                                                            $        18,000       $        13,000

    Noncash financing activities:
         Tax benefit of stock option exercises                                   $           100       $           400


The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' ("D&PL" or the "Company") business, the results of operations for the three and six month periods ended February 28, 2001 and February 28, 2002 or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2001.

Certain prior year balances have been reclassified to conform with the current year presentation.

Significant Accounting Policies

Intangible Assets and Deferred Charges
Intangible assets consist of trademarks, patents and other intangible assets and are being amortized using the straight-line method over 5 to 40 years. Excess of cost over net assets of businesses acquired was amortized using the straight-line method over 40 years, until September 1, 2001 when amortization was discontinued as discussed further in Note 5.

Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate its risk to variability in cash flows related to soybean purchases and to effectively fix the cost of a significant portion of its soybean raw material inventory. The terms of the hedging derivatives used by the Company are negotiated to approximate the terms of the forecasted transaction; therefore, the Company expects the instruments used in hedging transactions to be highly effective in offsetting changes in cash flows of the hedged items. Realized and unrealized hedging gains and losses are recorded as a component of other comprehensive income and are reclassified into earnings in the period in which the forecasted transaction affects earnings (i.e., is sold or disposed) which generally occurs during the Company's second and third fiscal quarters. Quantities hedged that do not exceed the forecasted transactions are accounted for as cash flow hedges. However, to the extent that the quantities hedged exceed the forecasted transactions due to intra-season changes to the sales forecast where it is probable that the originally forecasted transaction will no longer occur, the Company accounts for these derivative instruments as discontinued cash flow hedges. The Company does not enter into any derivative instruments that extend beyond the close of the following fiscal year.

During the six months ended February 28, 2002, a foreign subsidiary entered into foreign currency forward exchange contracts to mitigate its risk associated with currency fluctuations in foreign currency denominated debt. The terms of the foreign currency forward exchange contracts used were negotiated to approximate the terms of the forecasted transaction (i.e., debt maturity and interest payments dates and amounts). The foreign currency forward exchange contracts expired during the second quarter of fiscal 2002 and there were no foreign currency forward exchange contracts outstanding as of February 28, 2002.













2.   COMPREHENSIVE INCOME
     --------------------

Total comprehensive income for the three and six months ended February 28, 2001 and February 28, 2002, was (in thousands):

                                                            Three Months Ended                Six Months Ended
                                                            ------------------                ----------------
                                                      February 28,    February 28,        February 28,    February 28,
                                                        2001             2002                2001             2002
                                                     ------------     -----------         ------------    -------------

Net income                                              $ 23,886        $ 17,774              $18,961         $ 13,289
Other comprehensive (loss) income:
       Foreign currency translation gains/(losses)           150             200                 (266)            (291)
       Net unrealized losses on hedging
       instruments                                          (255)            (20)                (382)            (306)
       Income tax benefit (expense)
           related to other comprehensive income              40             (64)                 235              212
                                                     ------------     -----------         ------------    -------------
Other comprehensive (loss) income, net of tax                (65)            116                 (413)            (385)
                                                     ------------     -----------         ------------    -------------
Total comprehensive income                              $ 23,821        $ 17,890              $18,548         $ 12,904
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

The Company's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Profit and loss information is reported by segment to the chief operating decision maker and the Company's Board of Directors. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in the Company's Form 10-K filed for the year ended August 31, 2001.

Information about the Company's segments for the three and six months ended February 28, 2001 and February 28, 2002 is as follows (in thousands):

                                              Three Months Ended                  Six Months Ended
                                              ------------------                   ----------------
                                       February 28,       February 28,         February 28,         February 28,
                                           2001               2002                 2001                2002
                                       --------------     -------------       ---------------    -----------------

Net sales
     Domestic                              $  57,217          $ 40,746              $ 57,313           $   40,869
     International                            15,793            12,259                23,414               18,952
     Licensing Fees                           77,144            58,862                79,121               60,299
                                       --------------    --------------       ---------------    -----------------
                                           $ 150,154         $ 111,867             $ 159,848           $  120,120
                                       ==============    ==============       ===============    =================

Operating income
     Domestic                               $ 31,330          $ 22,818             $  21,392           $   14,241
     International                             8,083             6,456                 9,092                7,949
                                       --------------    --------------       ---------------    -----------------
                                            $ 39,413          $ 29,274             $  30,484           $   22,190
                                       ==============    ==============       ===============    =================







4.    SIGNIFICANT CHANGES IN ASSETS FROM FISCAL YEAR ENDED AUGUST 31, 2001
      --------------------------------------------------------------------

Inventories increased approximately $31,246,000 to $67,991,000 at February 28, 2002 from $36,745,000 at August 31, 2001. This increase reflects the seasonal nature of the Company's domestic production cycle. The Company's domestic segment purchases bulk seed in its first and second fiscal quarters and begins production for the current year's selling season. The increase at February 28, 2002 from August 31, 2001 in inventories and accounts payable is primarily related to those events and is consistent with the Company's historical experience.

Accounts receivable decreased approximately $35,139,000 to $141,038,000 at February 28, 2002 from $176,177,000 at August 31, 2001. This decrease is primarily related to the collection of sublicense revenue for the 2001 season in September 2001 and lower 2002 sales. The decrease in accrued expenses from August 31, 2001 to February 28, 2002 is primarily attributable to the related royalty payment for the Bollgard and Roundup Ready gene technologies for the 2001 season and lower 2002 sales on which D&PL must pay royalties to Monsanto.

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

SFAS No. 142, "Goodwill and Other Intangible Assets," addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Effective September 1, 2001, the Company adopted SFAS 142 at which time all goodwill amortization ceased (second quarter 2002 goodwill amortization would have been approximately $43,000, and $74,000 year-to-date). During the second quarter of fiscal 2002, recorded goodwill attributable to the domestic segment was tested for impairment by comparing the fair value to its carrying value. Based on management's initial impairment test, management determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. Excess of cost over net assets of business acquired at February 28, 2001 and February 28, 2002 was $4,263,000 and $4,184,000, respectively.

In connection with adopting SFAS 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of amortized intangible assets follow (in thousands):

                           February 28, 2001                    August 31, 2001                      February 28, 2002
                    --------------------------------    ---------------------------------     --------------------------------
                    Gross Carrying                       Gross Carrying                       Gross Carrying
                        Amount        Accumulated            Amount        Accumulated            Amount        Accumulated
                                      Amortization                         Amortization                         Amortization
                    ---------------- ---------------    ----------------- ---------------     ---------------- ---------------
                    ---------------- ---------------    ----------------- ---------------     ---------------- ---------------
Contract-based      $       5,447    $      (1,050)     $        5,501    $     (1,118)       $       5,523    $     (1,298)


Amortization expense for intangible assets during the six months ended February 28, 2002 was approximately $125,000. Intangible asset amortization expense is estimated to be $130,000 for the remainder of 2002 and $215,000 in each of the fiscal years from fiscal 2003 through fiscal 2007.

Pro forma results of operations for the three and six months ended February 28, 2001 had we applied the nonamortization provisions of SFAS 142 in those periods would not have been materially different than actual results for those periods.

6.  INVENTORIES

Inventories consisted of the following (in thousands):

                                                  February 28,            August 31,           February 28,
                                                      2001                   2001                  2002
                                                 ----------------      -----------------      ----------------

Finished goods                                   $        54,316       $         31,835       $        45,633
Raw materials                                             21,287                 12,515                28,908
Growing crops                                              1,245                  2,218                   652
Supplies and other                                           721                  1,162                 1,369
                                                 ----------------      -----------------      ----------------
                                                          77,569                 47,730                76,562
Less reserves                                            (11,564)               (10,985)               (8,571)
                                                 ----------------      -----------------      ----------------
                                                 $        66,005       $         36,745       $        67,991
                                                 ================      =================      ================

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. See Note 8 for description of hedging activities.

7.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

Property, plant and equipment consisted of the following (in thousands):

                                                  February 28,            August 31,           February 28,
                                                      2001                   2001                  2002
                                                 ----------------      -----------------     ------------------

Land and improvements                                  $   4,014              $   4,284             $    4,742
Buildings and improvements                                37,813                 38,777                 37,719
Machinery and equipment                                   47,709                 48,279                 49,575
Germplasm                                                  7,500                  7,500                  7,500
Breeder and foundation seed                                2,000                  2,000                  2,000
Construction in progress                                   6,350                  1,529                  1,268
                                                 ----------------      -----------------     ------------------
                                                         105,386                102,369                102,804
Less accumulated depreciation                            (40,070)               (39,530)               (42,368)
                                                 ----------------      -----------------     ------------------
                                                      $   65,316             $   62,839            $    60,436
                                                 ================      =================     ==================

8.    DERIVATIVE FINANCIAL INSTRUMENTS
      --------------------------------

Net losses of $382,000 and $95,000 were recorded as other comprehensive income during the six months ended February 28, 2001 and February 28, 2002, respectively. During the six months ended February 28, 2002, losses of $119,000 that had previously been recorded as other comprehensive income were reclassified from equity to current year earnings, compared to losses of $151,000 for the six months ended February 28, 2001. At February 28, 2002, the deferred loss of $95,000, reflected as a component of accumulated other comprehensive loss, included realized losses of approximately $111,000. The deferred loss will be charged to earnings within the fiscal year, however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions. There were no foreign currency forward exchange contracts outstanding as of February 28, 2002.

For the three and six months ended February 28, 2001 and February 28, 2002, the Company recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges.

9.   CONTINGENCIES
     --------------

Product Liability Litigation

The Company is named as a defendant in various lawsuits that allege, among other things, that certain of the Company's products (including Monsanto's technology) did not perform as the farmer had anticipated or expected. In all cases where the seed contained either or both of Monsanto's Bollgard and/or Roundup Ready gene technologies, and a failure of such technology was alleged, D&PL has tendered the defense of those cases to Monsanto and requested indemnity. In certain cases where the seed sold contained either or both of Monsanto's Bollgard and Roundup Ready gene technologies, but did not allege a failure of such technology, D&PL has given Monsanto notice of the claims pursuant to the various gene licensing agreements, but has not requested indemnity. Pursuant to the terms of the February 2, 1996 Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") and the February 2, 1996 Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") (both as amended December 8, 1999) D&PL has a right to be contractually indemnified by Monsanto against all claims arising out of the failure of Monsanto's gene technology. Some of the product liability lawsuits contain varietal claims which are aimed solely at the Company. D&PL does not have a right to indemnification, however, from Monsanto for any claims involving varietal characteristics separate from or in addition to the failure of the Monsanto technology. The Company believes that the resolution of these matters will not have a material impact on the consolidated financial statements. The Company intends to vigorously defend itself in these matters. See Part II, Item I for a discussion of each case.

Other Litigation

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

In November 1999, Bios Agrosystems S.A. ("Bios"), a former distributor of SureGrow brand cottonseed in Greece, brought suit in the U.S. District Court in Delaware against D&PL International Technology, D&PL's subsidiary, to enjoin the termination of its distributorship which was to become effective at the end of November 1999. The suit demanded a declaratory judgment that the termination is not effective and compensatory and punitive damages for wrongful termination. Bios also filed a request for arbitration and a parallel suit seeking injunctive relief in a Greek court. In January 2000, the U. S. District Court denied the request for an injunction to prevent termination of Bios' distributorship and subsequently enjoined Bios from proceeding with parallel litigation in the Greek courts. Bios appealed to the United States Court of Appeals for the Third Circuit. In March 2001, Bios gave notice that it was dismissing its appeal. On March 14, 2002, the case was finally dismissed by the U. S. District Court for failure to prosecute. Bios has not appealed this dismissal nor indicated that it will now seek to arbitrate its claims. D&PL believes this claim has now been resolved without material effect on D&PL's combined financial condition and without interference with the distribution of SureGrow brand cottonseed in Greece.

In 1989, a corporation owned by the son of the Company's former Guatemalan distributor filed suit asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $675,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have a material impact on the Company's consolidated financial statements. The Company continues to offer seed for sale in Guatemala.

10.  EARNINGS PER SHARE
     ------------------

Dilutive common share equivalents consist of both the Company's series M Convertible Non-Voting Preferred shares and the outstanding options to purchase the Company's common stock that have been issued under the 1993 Stock Option Plan and the 1995 Long-Term Incentive Plan. Approximately 805,000 and 1,222,000 outstanding stock options were not included in the computation of diluted earnings per share for the three and six months ended February 28, 2001 and 2002, respectively, because the effect of their exercise was not dilutive based on the average market price of the Company's common stock for each respective reporting period. These options expire at various dates from 2006 to 2011.

The table below reconciles the basic and diluted per share computations:

                                                     For the Three Months Ended           For the Six Months Ended
                                                     --------------------------           -----------------------
                                                                (in thousands, except per share amounts)
                                                       February 28,      February 28,      February 28,      February 28,
                                                          2001              2002              2001              2002
                                                      -------------     -------------    ---------------    --------------
                                                      -------------     -------------    ---------------    --------------
Income:
Net income                                            $     23,886         $  17,774         $   18,961         $  13,289
Less:  Preferred stock dividends                               (43)              (53)               (75)             (106)
                                                      -------------     -------------    ---------------    --------------
Basic EPS:
Net income                                                  23,843            17,721             18,886            13,183
Effect of Dilutive Securities:
Convertible Preferred Stock Dividends                           43                53                 75               106
                                                      -------------     -------------    ---------------    --------------
Diluted EPS:
Net income available to common stockholders
plus assumed conversions                              $     23,886         $  17,774          $  18,961         $ 13,289
                                                      =============     =============    ===============    ==============
                                                      ==============    =============    ===============    ==============
Shares:
Basic EPS Shares                                            38,425            38,454             38,405            38,420
Effect of Dilutive Securities:
  Options to purchase stock                                    609               470                652               384
  Convertible preferred stock                                1,067             1,067              1,067             1,067
                                                      --------------    -------------    ---------------    --------------
Diluted EPS Shares                                          40,101            39,991             40,124            39,871
                                                      ==============    =============    ===============    ==============
Per Share Amounts:
Basic                                                     $   0.62          $   0.46           $   0.49          $   0.34
                                                      ==============    =============    ===============    ==============
Diluted                                                   $   0.59          $   0.44           $   0.47          $   0.33
                                                      ==============    =============    ===============    ==============

PART I.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

Due to the seasonal nature of its business, D&PL typically incurs losses in its first and fourth fiscal quarters since the majority of the Company's domestic sales are made in its second and third quarters. Sales in the first and fourth quarters are generally limited to those made to export markets and those made by the Company's non-U.S. joint ventures and subsidiaries located primarily in the Southern hemisphere.

Revenues from domestic seed sales are recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized when the seed is shipped. The licensing fees charged to farmers are based on pre-established planting rates for eight geographic regions and considers the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors. International export revenues are recognized upon the later of seed shipment or confirmation of letters of credit. Generally, international export sales are not subject to return. All other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized upon shipment of seed.

Domestically, the Company promotes its cotton and soybean seed directly to farmers and sells its seed through distributors and dealers. All of the Company's domestic seed products (including those that contain the Bollgard and Roundup Ready technologies) are subject to return or credit, which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during the Company's third and fourth quarters. The Company provides for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to the Company's operating results are recorded when such differences become known, typically in the Company's fourth quarter. All significant returns occur or are accounted for by fiscal year end.

Results

Net income of $17.8 million for this quarter was less than the record net income of $23.9 million reported in the comparable prior year quarter, due primarily to an expected shift in shipments from the second quarter into the third quarter. Customers have been slow to order and purchase seed this year because they are waiting on finalization of the pending farm legislation now before the U.S. Congress. Such legislation will impact farm subsidy payments and potentially impact planted acreage. The effect of this decrease in revenue was partially offset by a reduction in operating expenses of approximately $1.6 million and higher gross margins earned. Additionally, net income was unfavorably affected by increased foreign exchange losses and legal fees associated with the Monsanto litigation which are included in other expense.

D&PL previously provided earnings guidance for fiscal year ending August 31, 2002. That guidance assumed that planted acreage and market share would remain consistent with 2001 and that the Company would continue to successfully implement its international expansion plans. The USDA and the National Cotton Council have both announced that they expect planted cotton acreage to decline by approximately 1.0 million acres or 6% to 7%. This anticipated decrease is due in part to commodity prices and farmer uncertainty surrounding the pending federal farm legislation now before Congress. Once the legislation is finalized, or as more data become available or developed, D&PL will provide revised earnings guidance as it considers necessary. For additional risks and uncertainties that may affect the operations, performance, development and results of D&PL's business, see "Risks and Uncertainties" in Part II, Item 5.

Results of Operations

The following sets forth selected operating data of the Company (in thousands):

                                                 For the Three Months Ended          For the Six Months Ended
                                                 --------------------------          ------------------------
                                                 February 28,     February 28,       February 28,       February 28,
                                                     2001             2002               2001               2002
                                                 -------------   -------------      -------------     --------------
Operating results -
Net sales and licensing fees                         $150,154          $111,867          $159,848           $120,120
Gross profit                                           51,782            40,122            54,078             42,926
Operating expenses                                     12,369            10,848            23,594             20,736
Operating income                                       39,413            29,274            30,484             22,190
Income before income taxes                             37,274            27,588            29,696             20,605
Net income applicable to common shares                 23,843            17,721            18,886             13,183

The following sets forth selected balance sheet data of the Company as of the following periods (in thousands):

                                 February 28,      August 31,       February 28,
                                    2001             2001              2002
                               -------------    --------------    --------------
Balance sheet summary-
Current assets                 $    296,486     $     337,737     $     276,536
Current liabilities                 178,563           208,041           138,602
Working capital                     117,923           129,696           137,934
Property, plant and equipment, net   65,316            62,839            60,436
Total assets                        372,937           411,521           347,697
Outstanding borrowings                5,528             4,465             1,720
Stockholders' equity                177,962           188,408           195,681

Three months ended February 28, 2002, compared to three months ended February 28, 2001:
Net sales and licensing fees decreased approximately $38.3 million to $111.9 million from $150.2 million. This decrease reflects the decline in 2002 orders and shipments compared to the strength of last year's record second quarter when shipments were accelerated into the second quarter as customers purchased seed earlier in the cycle. Revenues for the second quarter of 2002 decreased as a result of an expected shift in shipments from the second quarter into the third quarter because customers have been slow to purchase seed. Management believes that farmers are waiting on finalization of the pending farm legislation now before the U.S. Congress, which will impact farm subsidy payments and potentially impact planted acreage.

Quarterly operating expenses decreased from $12.4 million to $10.8 million due, in part, to savings resulting from the Company's August 2001 corporate realignment and, in part, to lower contract research and advertising expenses.

Other expense increased approximately $0.9 million in the second fiscal quarter of 2002 compared to same quarter of the prior year and is primarily attributable to additional legal fees related to the Monsanto litigation and foreign exchange losses in Argentina.

Six months ended February 28, 2002, compared to six months ended February 28, 2001:
Net sales and licensing fees decreased approximately $39.7 million to $120.1 million from $159.8 million. This decrease is primarily the result of an expected shift in shipments from the second quarter into the third quarter as noted above.

Operating expenses decreased from $23.6 million through the second quarter of 2001 to $20.7 million for the same period in 2002. This increase is primarily attributable to, in part, savings resulting from the Company's August 2001 corporate realignment and, in part, to reduced contract research, advertising, and insurance expenses.

The Company reported net interest income of $1.2 million in the six months ended February 28, 2002 compared to $2.5 million for the same period of the prior year due to lower interest rates earned on cash investments.

The Company reported net other expense of approximately $3.2 million for the six months ended February 28, 2002 compared to net other expense of approximately $2.3 million for the same period of the prior year and is primarily attributable to additional legal fees related to the Monsanto litigation and foreign exchange losses.

Liquidity and Capital Resources

The seasonal nature of the Company's business significantly impacts cash flow and working capital requirements. The Company has maintained credit facilities, and used early payments by customers and cash from operations to fund working capital needs. For more than 18 years D&PL has borrowed on a short-term basis to meet seasonal working capital needs. However, cash generated from operations in 2000 and 2001 along with a merger termination fee has been used to meet working capital needs. The Company is currently evaluating potential uses of its cash for purposes other than for working capital needs. One potential such use is the acquisition or funding of alternative technologies that could be used to enhance the Company's product portfolio and ultimately the Company's long-term earnings potential. Another potential use is the repurchase in the open market of the Company's shares pursuant to its previously announced share repurchase program. For the six months ended February 28, 2002, the Company repurchased shares. Once the evaluation of certain transactions that are currently being considered is brought to conclusion (perhaps resulting in such acquisitions), the Company may reconsider other potential uses of the remaining cash, up to and including repurchasing shares more aggressively depending on market considerations and other factors.

In the United States, D&PL purchases seed from contract growers in its first and second fiscal quarters. Seed conditioning, treating and packaging commence late in the first fiscal quarter and continue through the third fiscal quarter. Seasonal cash needs normally begin to increase in the first fiscal quarter and cash needs peak in the third fiscal quarter. Cash is generated and loan repayments normally begin in the middle of the third fiscal quarter and are typically completed by the first fiscal quarter of the following year. D&PL also offers customers financial incentives to make early payments. To the extent D&PL attracts early payments from customers, bank borrowings are reduced.

In the United States, the Company records revenue for licensing fees on Bollgard and Roundup Ready seed sales upon shipment, usually in the Company's second and third quarters. The Company has contracted the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto. In September, the licensing fees are due at which time D&PL receives payment from Monsanto. D&PL then pays Monsanto its royalty for the Bollgard and Roundup Ready licensing fees. As a result of the timing of these events, licensing fees receivable and royalties payable peak at fiscal year end.

In April 1998, the Company entered into a syndicated credit facility with three lenders which provided for aggregate borrowings of $110 million. This agreement provided a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment was a long-term loan that could be borrowed upon at any time and was due April 1, 2001. The seasonal commitment was a working capital loan that could be drawn upon from September 1 through June 30 of each fiscal year. Each commitment offered variable and fixed interest rate options and required the Company to pay facility or commitment fees and to comply with certain financial covenants. This agreement expired on April 1, 2001. D&PL and the lenders are currently negotiating a replacement facility that will provide for aggregate borrowings of $100 million plus a $25 million overline and will contain terms and conditions similar to the 1998 facility.

The financial covenants under the loan agreements required the Company to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at the other quarter ends) (b) maintain a fixed charge coverage ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and (c) maintain at all times tangible net worth of not less than the sum of (i) $40 million plus (ii) 50% of net income (but not losses) determined on the last day of each fiscal year. At February 28, 2002, the Company was in compliance with the covenants of the now expired credit facility.

Capital expenditures for the six months ended February 28, 2002 were $3.4 million ($4.0 million for the six months ended February 28, 2001). The Company anticipates that capital expenditures will approximate $10.0 million in 2002. Capital expenditures will be funded by cash from operations, borrowings as necessary, or investments from joint venture partners.
The Board of Directors reviews the Company's dividend policy quarterly. In the second quarter of 2002, the Board authorized a quarterly dividend to $0.05 per share paid on March 14, 2002, to shareholders of record on February 28, 2002. In the second quarter of 2000, the Board of Directors approved a Stock Repurchase Plan pursuant to which the Company may repurchase its outstanding common stock. The shares repurchased will be available for use under the Company's stock option plans, an expected conversion of outstanding convertible Preferred Stock and for other corporate purposes. During the quarter ended February 28, 2002, no shares were purchased by D&PL, however, during the first quarter of 2002, 207,800 shares were repurchased by D&PL. Subsequent to the second quarter end, the Company purchased 169,900 shares for $3.0 million bringing the total shares purchased in fiscal 2002 to 377,700 shares at an aggregate amount of $6.9 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure relative to fluctuations in the price of soybean raw material inventory, foreign currency fluctuations and interest rate changes. For more information about market risk and how the Company manages specific risk exposures, see Notes 1 and 12 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2001. Also see Note 8 of the Notes to consolidated financial statements in
Item 1 for further details about the Company's exposure to market risk.

The fair value of derivative commodity instruments outstanding as of February 28, 2002 was $20,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would not result in a material impact on earnings.

The Company's earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. The Company conducts non-U.S. operations primarily through subsidiaries and joint ventures in Argentina, Australia, Brazil, China, and South Africa and others. At February 28, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would not cause a material impact on earnings.

The Company utilizes fixed and variable-rate debt to maintain liquidity and fund its business operations, with the terms and amounts based on business requirements, market conditions and other factors. At February 28, 2002, a 100 basis point change to interest rates (with all other variables held constant) on the portion of the Company's debt with variable interest rates would not result in a material change to the Company's interest expense or cash flow.











PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Product Claims

The Company was named as a defendant, along with a local seed distributor in a lawsuit filed in the Superior Court of the County of Colquit, Georgia on October 5, 2001. This lawsuit was removed to the United States District Court for the Middle District of Georgia. The lawsuit alleges that certain cottonseed varieties sold by D&PL suffered from a disease or malady known as bronze wilt. Although this lawsuit involves a cotton variety which contains the Roundup Ready(R) gene, no claim against Monsanto was alleged, nor is there an allegation that Monsanto technology caused or contributed to Plaintiff's claims. Thus, it does not presently appear that Monsanto is contractually obligated to defend or indemnify the Company in this case. The Company is presently investigating this claim to determine the causes of the alleged problems.

The Company was named in three lawsuits filed in the State of Mississippi. One lawsuit was filed in the Circuit Court of Lowndes County, Mississippi on July 11, 2001. That suit alleges that certain cottonseed sold by D&PL did not germinate properly or at the rate stated on the label causing the farmer to incur losses during the 1998 growing season. The second suit was filed in the Circuit Court of Webster County on August 10, 2001. That suit alleges that the seed purchased by plaintiff failed to perform as represented and seeks damages for crop losses incurred during the 1999 growing season. The third lawsuit was filed in the Circuit Court of Holmes County on March 14, 2002. That suit brought on behalf of fifty-one individual Plaintiffs alleges that certain cotton seed sold by D&PL was improperly mixed or blended and failed to perform as advertised. The Company is presently investigating all of these claims to determine the cause or causes of the alleged problems. None of the Mississippi lawsuits allege that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the Roundup Ready(R) Gene Licensing and Seed Services Agreement (the "Roundup Ready Agreement").

On June 7, 2001, the Company was named in a lawsuit filed in the Circuit Court of the County of Crockett, Tennessee. This case was subsequently removed to the United Sates District Court for the Western District of Tennessee, Eastern Division. This lawsuit alleges that a specific cotton variety did not perform as promised and that the plaintiff farmers suffered lower than expected yields as a result of the allegedly defective variety. Although this lawsuit involves a cotton variety which contains the Roundup Ready(R) gene, no claim against Monsanto was alleged, nor is there an allegation that the Monsanto technology caused or contributed to plaintiffs' problems, thus, it does not appear that Monsanto is contractually obligated to defend or indemnify the Company in this case. The Company is presently investigating this claim to determine the cause or causes of the alleged problem.

On February 5, 2001, D&PL and Monsanto and a local seed distributor were named in a lawsuit filed in the Sixth Judicial Court, Parish of East Carroll, Louisiana. This lawsuit alleges that certain cottonseed varieties sold by D&PL which contained Monsanto's licensed gene technology suffered from a disease or malady known as bronze wilt. The Company and Monsanto are presently investigating this claim to determine the cause or causes of the alleged problem. The lawsuit does not allege that the Monsanto gene technology failed and, accordingly, it does not appear that D&PL has a claim for indemnity or defense under the Roundup Ready Agreement as the claim alleges defective varietal characteristics only.

The Company and Monsanto were named as defendants in a lawsuit filed in the 106th Judicial District Court of Gaines County, Texas, on April 27, 2000. In this case the plaintiff alleges, among other things, that certain cottonseed acquired from D&PL that contained the Roundup Ready(R) gene did not perform as the farmer had anticipated. The Company and Monsanto are investigating the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready Agreement, D&PL has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify the Company against all claims arising out of the failure of the Roundup(R) glyphosate tolerance gene and Monsanto has agreed to do so. D&PL will not have a right of indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the herbicide tolerance gene and such claims are contained in this litigation.

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

The Company and Monsanto and various retail seed suppliers were named in three pending lawsuits in the State of South Carolina. One lawsuit was filed November 15, 1999, in the Beaufort Division of the United States District Court, District of South Carolina; both of the other cases were filed on November 15, 1999, in the Court of Common Pleas of Hampton County, South Carolina. The two state court lawsuits were removed to the United States District Court for the District of South Carolina but were subsequently remanded back to the state court in which they were filed. In each of these cases the plaintiff alleges, among other things, that certain seed acquired from D&PL which contained the Roundup Ready(R) gene and/or the Bollgard(R) gene did not perform as the farmer had anticipated. These lawsuits also include varietal claims aimed solely at the Company. Of these cases, one filed in Hampton County and the other filed in the United States District Court seek class action treatment for all purchasers of certain D&PL varieties which contain the Monsanto technology. The Company and Monsanto are continuing to investigate the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready Agreement and the Bollgard(R) Agreement between D&PL and Monsanto, D&PL has a right to be contractually indemnified against all claims arising out of the failure of Monsanto's gene technology. D&PL will not have a right to indemnification, however, from Monsanto for any claim involving varietal characteristics separate from or in addition to the failure of the Monsanto technology and such claims are contained in each of these lawsuits.

The Company and Monsanto are named as defendants in three pending lawsuits filed in the State of Texas. One lawsuit was filed in Lamb County, Texas on April 5, 1999; one lawsuit was filed in Lamb County, Texas on April 14, 1999; and one lawsuit was filed in Hockley County, Texas, on April 21, 1999. These lawsuits were removed to the United States District Court, Lubbock Division, but subsequently were remanded back to the state court where they were filed. In each case the plaintiff alleges, among other things, that certain cottonseed acquired from the Company did not perform as the farmers had anticipated or as allegedly represented to them. This litigation is identical to seed arbitration claims previously filed in the State of Texas, which were concluded in the Company's favor. The Company and Monsanto have investigated the claims to determine the cause or causes of the alleged problems and they appear to be caused entirely by environmental factors.

Other Litigation

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

In November 1999, Bios Agrosystems S.A. ("Bios"), a former distributor of SureGrow brand cottonseed in Greece, brought suit in the U.S. District Court in Delaware against D&PL International Technology, D&PL's subsidiary, to enjoin the termination of its distributorship which was to become effective at the end of November 1999. The suit demanded a declaratory judgment that the termination is not effective and compensatory and punitive damages for wrongful termination. Bios also filed a request for arbitration and a parallel suit seeking injunctive relief in a Greek court. In January 2000, the U.S. District Court denied the request for an injunction to prevent termination of Bios' distributorship and subsequently enjoined Bios from proceeding with parallel litigation in the Greek courts. Bios appealed to the United States Court of Appeals for the Third Circuit. In March 2001, Bios gave notice that it was dismissing its appeal. On March 14, 2002, the case was finally dismissed by the U.S. District Court for failure to prosecute. Bios has not appealed this dismissal nor indicated that it will now seek to arbitrate its claims.

In 1989, a corporation owned by the son of the Company's former Guatemalan distributor filed suit asserting that the Company violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $675,000 at current exchange rates) and an injunction preventing the Company from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. The Company continues to offer seed for sale in Guatemala.

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

Item 2.  Changes in Securities and Use of Proceeds
Not applicable

Item 3.  Defaults Upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.  Business

Domestic

Delta & Pine Land Company ("D&PL"), a Delaware corporation, and subsidiaries are primarily engaged in the breeding, production, conditioning and marketing of proprietary varieties of cotton planting seed in the United States and other cotton producing nations. D&PL also breeds, produces, conditions and distributes soybean planting seed in the United States.

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

In 1980, D&PL added soybean seed to its product line. In 1996, D&PL commenced commercial sales in the United States of cotton planting seed containing Bollgard(R) gene technology licensed from Monsanto Company ("Monsanto") which expresses a protein toxic to certain lepidopteran cotton pests. in 1997, D&PL commenced sales in the U.S. cotton planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready(R) Cotton"). In 1997, D&PL commenced commercial sales in the U.S. of soybean planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready Soybeans"). In 1998, D&PL commenced sales of cottonseed of varieties containing both the Bollgard and Roundup Ready genes.

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

D&PL sells its products in foreign countries through (i) export sales, (ii) direct in-country operations through either joint ventures or wholly owned subsidiaries and to a lesser degree (iii) distributors or licensees. The method varies and evolves, depending upon the Company's assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. Prior to 1999, a majority of the Company's international sales resulted from exports from the U.S. of the Company's products rather than direct in-country operations. In 2001 and year to date 2002, the majority of international sales came from in-country operations.

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

In November 1995, D&M International, LLC formed a subsidiary, D&PL China Pte Ltd. ("D&PL China") and in November 1996, D&PL China formed with parties in Hebei Province, one of the major cotton producing regions in the People's Republic of China, Hebei Ji Dai Cottonseed Technology Company Ltd. ("Ji Dai"), a joint venture controlled by D&PL China. D&PL China is 80% owned by D&M International, LLC and 20% owned by various Singaporean entities. Ji Dai is 67% owned by D&PL China and 33% by Chinese parties. In June 1997, Ji Dai commenced construction of a cottonseed conditioning and storage facility in Shijiazhuang, Hebei, China, pursuant to the terms of the joint venture agreement. The new facility was completed in December 1997 and seed processing and sales of seed of a D&PL cotton variety containing Monsanto's Bollgard technology commenced in 1998.

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

In July 1998, D&PL China and the Anhui Provincial Seed Corporation formed a joint venture, Anhui An Dai Cotton Seed Technology Company, Ltd. ("An Dai") which is located in Hefei City, Anhui, China. An Dai is 49% owned by D&PL China. Under the terms of the joint venture agreement, the newly formed entity will produce, condition and sell acid delinted D&PL varieties of cottonseed which contain Monsanto's Bollgard gene. Commercial sales of D&PL cotton varieties containing the Bollgard gene technology began in 2000.

In November 1998, D&M International LLC and Maeda Administracao e Participacoes Ltda, an affiliate of Agropem - Agro Pecuria Maeda S.A., formed a joint venture in Minas Gerais, Brazil. The new company, MDM Maeda Deltapine Monsanto Algodao Ltda. ("MDM"), produces, conditions and sells acid-delinted D&PL varieties of cotton planting seed. In 2000, the Company began selling D&PL conventional cotton varieties and first year sales accounted for more than 20% of cotton acreage planted in Brazil. MDM will introduce transgenic cottonseed varieties containing both Bollgard and Roundup Ready gene technologies in the Brazilian market as soon as government approvals are obtained. MDM is 51% owned by D&M International LLC and 49% by Brazilian entities.

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

Employees

As of March 29, 2002, the Company employed a total of 533 full time employees worldwide excluding an estimated 149 employees of joint ventures. Due to the nature of the business, the Company utilizes seasonal employees in its delinting plants and its research and foundation seed programs. The maximum number of seasonal employees approximates 300 and typically occurs in October and November of each year. The Company considers its employee relations to be good.

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

Pursuant to the terms of the Bollgard Agreement, farmers must buy a limited use sublicense for the technology from D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), in order to purchase seed containing the Bollgard gene technology. D&M Partners contracts the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto. The distributor/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee, presently approximately 15%. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 71% of the net sublicense fee (technology sublicensing fees less distributor/dealer payments) and D&PL retains 29% for its services. The expiration date of the Bollgard Agreement is determined by the last to expire of the patent rights licensed under that agreement. Unless sooner terminated by the Company, as is permitted after October 11, 2008, the expiration date of the Bollgard Agreement based on the last to expire of the patents currently licensed thereunder will be September 28, 2016.

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

Commercial Seed

In 2002, the Company had available for sale 89 varieties as cotton planting seed for either commercial or experimental purposes. Of those varieties, 18 contained the Bollgard gene technology, 24 contained the Roundup Ready gene technology, 22 contained both gene technologies, and 25 were conventional varieties.

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

Although cotton is varietal and, therefore, can be grown from seed of parent plants saved by the growers, most farmers in D&PL's primary domestic markets purchase seed from commercial sources each season because cottonseed requires delinting prior to seed treatment with chemicals and in order to be sown by modern planting equipment. Delinting and conditioning may be done either by a seed company on its proprietary seed or by independent delinters for farmers. Modern cotton farmers in upland picker areas generally recognize the greater assurance of genetic purity, quality and convenience that professionally grown and conditioned seed offers compared to seed they might save. Additionally, U.S. patent laws make unlawful any unauthorized planting of seed containing patented technology saved from prior crops.

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

Euro Currency Conversion

On January 1, 1999, the euro became the common legal currency of 11 of the 15 member countries of the European Union.. To date, D&PL has not been affected by the euro currency conversion, nor does it expect to be adversely affected by these changes due to the nature of the Company's activities there. For the foreseeable future, the Company does not expect a material amount of its transactions to be denominated in the euro.

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

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended February 28, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DELTA AND PINE LAND COMPANY


Date:     April 15, 2002        /s/ F. Murray Roginson
                                --------------------------------
                                F. Murray Robinson, President, Vice Chairman and
                                Chief Executive Officer


Date:     April 15, 2002        /s/ W. Thomas Jagodinski
                                --------------------------------
                                W. Thomas Jagodinski,
                                Senior Vice President - Finance and Treasurer