Form 10-Q
period 2002-05-31
DELTA & PINE LAND CO
filed 2002-07-15
CIK 902277

3



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2002 or

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

Common Stock, $0.10 Par Value - 38,296,405 shares outstanding as of July 9,
2002.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - May 31, 2001,
              August 31, 2001, and May 31, 2002                                3

    Consolidated Statements of Operations - Three Months
              Ended May 31, 2001 and May 31, 2002                              4

    Consolidated Statements of Operations - Nine Months
              Ended May 31, 2001 and May 31, 2002                              5

    Consolidated Statements of Cash Flows - Nine Months
             Ended May 31, 2001 and May 31, 2002                               6

    Notes to Consolidated Financial Statements                                 7

   Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              13

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk      17

PART II.  OTHER INFORMATION
   Item 1.    Legal Proceedings                                               17
   Item 2.    Changes in Securities and Use of Proceeds                       20
   Item 3.    Defaults Upon Senior Securities                                 20
   Item 4.    Submission of Matters to a Vote of Security Holders             21
   Item 5.    Business                                                        21
   Item 6.    Exhibits and Reports on Form 8-K                                27
                  Signatures                                                  28

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                              May 31,            August 31,             May 31,
                                                                                2001                2001                 2002
                                                                          -----------------    ----------------     ----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $    75,434         $   114,003         $     87,577
     Receivables, net                                                              267,794             176,177              214,936
     Inventories                                                                    39,468              36,745               43,060
     Prepaid expenses                                                                2,320               2,138                  622
     Deferred income taxes                                                           7,420               8,674                8,674
                                                                          -----------------    ----------------     ----------------
         Total current assets                                                      392,436             337,737              354,869

PROPERTY, PLANT and EQUIPMENT, net                                                  64,928              62,839               62,924

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                                                          4,220               4,148                4,182

INTANGIBLES, net                                                                     4,275               4,383                4,125

OTHER ASSETS                                                                         2,303               2,414                2,338
                                                                          -----------------    ----------------     ----------------
                                                                          -----------------    ----------------     ----------------
                                                                               $   468,162         $   411,521         $    428,438
                                                                          =================    ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                             $     2,570         $     1,629           $      146
     Accounts payable                                                                9,473              15,279               11,641
     Accrued expenses                                                              216,054             175,085              171,792
        Income taxes payable                                                        23,906              16,048               18,122
                                                                          -----------------    ----------------     ----------------
                                                                          -----------------    ----------------     ----------------
         Total current liabilities                                                 252,003             208,041              201,701
                                                                          -----------------    ----------------     ----------------

LONG-TERM DEBT, less current maturities                                              3,208               2,836                1,319
                                                                          -----------------    ----------------     ----------------

DEFERRED INCOME TAXES                                                                4,975               4,706                4,706
                                                                          -----------------    ----------------     ----------------

MINORITY INTEREST IN SUBSIDIARIES                                                    8,504               7,530                4,177
                                                                          -----------------    ----------------     ----------------

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $0.10 per share; 2,000,000 shares authorized:
         Series A Junior Participating Preferred, par value $0.10 per share;
            456,989 shares authorized; no shares issued or outstanding                   -                   -                    -
         Series M Convertible Non-Voting Preferred, par value $0.10 per
            share; 1,066,667 shares authorized; issued and outstanding                 107                 107                  107
    Common stock, par value $0.10 per share; 100,000,000 shares authorized;
         39,106,960; 39,111,233 and 39,278,071 issued:                               3,911               3,911                3,928
         38,538,994; 38,543,267 and 38,332,405 shares outstanding
    Capital in excess of par value                                                  48,130              48,406               51,146
    Retained earnings                                                              161,089             149,923              182,359
    Accumulated other comprehensive loss                                            (3,889)             (4,063)              (4,196)
    Treasury stock at cost, 567,966; 567,966 and 945,666 shares                     (9,876)             (9,876)             (16,809)
                                                                          -----------------    ----------------     ----------------
         Total stockholders' equity                                                199,472             188,408              216,535
                                                                          -----------------    ----------------     ----------------

                                                                               $   468,162         $   411,521         $    428,438
                                                                          =================    ================     ================
The accompanying notes are an integral part of these balance sheets.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                              May 31,                May 31,
                                               2001                   2002
                                         ----------------       ----------------

NET SALES AND LICENSING FEES                $    139,331           $    135,386
COST OF SALES                                     90,735                 86,336
                                         ----------------       ----------------
GROSS PROFIT                                      48,596                 49,050
                                         ----------------       ----------------

OPERATING EXPENSES:
      Research and development                     5,081                  4,796
      Selling                                      3,082                  2,700
      General and administrative                   3,524                  3,837
                                         ----------------       ----------------
                                                  11,687                 11,333
                                         ----------------       ----------------

OPERATING INCOME                                  36,909                 37,717
                                         ----------------       ----------------

INTEREST EXPENSE, net                                (63)                   (62)
OTHER EXPENSE, net                                  (230)                  (390)
MINORITY INTEREST IN
  (EARNINGS) / LOSS OF  SUBSIDIARIES                (345)                 1,594
                                         ----------------       ----------------

INCOME BEFORE INCOME TAXES                        36,271                 38,859
INCOME TAX PROVISION                              13,343                 13,794
                                         ----------------       ----------------

NET INCOME                                        22,928                 25,065

DIVIDENDS ON PREFERRED STOCK                         (43)                   (53)
                                         ----------------       ----------------
NET INCOME APPLICABLE TO COMMON SHARES    $       22,885         $       25,012
                                         ================       ================


BASIC EARNINGS PER SHARE                  $         0.59          $        0.65
                                         ================       ================

NUMBER OF SHARES USED IN BASIC EARNINGS
               PER SHARE CALCULATIONS             38,963                 38,343
                                         ================       ================

DILUTED EARNINGS PER SHARE               $          0.56         $         0.63
                                         ================       ================
                                         ================       ================

NUMBER OF SHARES USED IN DILUTED EARNINGS
               PER SHARE CALCULATIONS             40,667                 39,769
                                         ================       ================
                                         ================       ================

DIVIDENDS PER COMMON SHARE                   $      0.04            $      0.05
                                         ================       ================



The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)
                                             May 31,                May 31,
                                              2001                   2002
                                         ----------------       ----------------

NET SALES AND LICENSING FEES                $    299,179           $    255,506
COST OF SALES                                    196,505                163,530
                                         ----------------       ----------------
GROSS PROFIT                                     102,674                 91,976
                                         ----------------       ----------------

OPERATING EXPENSES:
      Research and development                    14,213                 13,438
      Selling                                      9,571                  8,168
      General and administrative                  11,497                 10,463
                                         ----------------       ----------------
                                                  35,281                 32,069
                                         ----------------       ----------------

OPERATING INCOME                                  67,393                 59,907
                                         ----------------       ----------------

INTEREST INCOME, net                               2,473                  1,096
OTHER EXPENSE, net                                (2,535)                (3,605)
MINORITY INTEREST IN
    (EARNINGS) / LOSS OF SUBSIDIARIES             (1,364)                 2,066
                                         ----------------       ----------------

INCOME BEFORE INCOME TAXES                        65,967                 59,464
INCOME TAX PROVISION                              24,078                 21,110
                                         ----------------       ----------------

NET INCOME                                        41,889                 38,354

DIVIDENDS ON PREFERRED STOCK                        (117)                  (159)
                                         ----------------       ----------------
NET INCOME APPLICABLE TO COMMON SHARES    $       41,772         $       38,195
                                         ================       ================


BASIC NET INCOME PER SHARE                $         1.09         $         0.99
                                         ================       ================

NUMBER OF SHARES USED IN BASIC EARNINGS
               PER SHARE CALCULATIONS             38,308                 38,394
                                         ================       ================

DILUTED NET INCOME PER SHARE              $         1.04         $         0.96
                                         ================       ================
                                         ================       ================

NUMBER OF SHARES USED IN DILUTED EARNINGS
               PER SHARE CALCULATIONS             40,038                 39,832
                                         ================       ================
                                         ================       ================

DIVIDENDS PER COMMON SHARE                $         0.11            $      0.15
                                         ================       ================



The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                                       May 31,               May 31,
                                                                                        2001                  2002
                                                                                 ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $       41,889        $       38,354
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                         5,428                 5,062
     (Gain) loss on sale of property and equipment                                           (22)                  187
     Minority interest in net income / (loss) of subsidiaries                              1,364                (2,066)
Changes in current assets and liabilities:
     Receivables                                                                         (86,489)              (40,091)
     Inventories                                                                          (4,226)               (7,060)
    Prepaid expenses                                                                         (89)                1,417
    Accounts payable                                                                     (13,968)               (2,937)
    Accrued expenses                                                                      51,352                (3,269)
    Income taxes payable                                                                  (1,035)                2,469
    Intangibles and other assets                                                             483                   (11)
                                                                                 ----------------      ----------------
         Net cash used in operating activities                                            (5,313)               (7,945)
                                                                                 ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment
                                                                                          (5,220)               (5,082)
    Sale of investments and  property                                                         38                    43
    Purchase of minority interest in subsidiary                                                -                (4,838)
                                                                                 ----------------      ----------------
                                                                                 ----------------      ----------------
         Net cash used in investing activities                                            (5,182)               (9,877)
                                                                                 ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                              (785)               (2,268)
   Payments of long-term debt                                                            (18,715)                  (73)
   Dividends paid                                                                         (4,352)               (5,918)
   Proceeds from long-term debt                                                           19,441                   672
   Proceeds from short-term debt                                                           1,355                   693
    Payments to acquire treasury stock                                                         -                (6,933)
    Minority interest in dividends by subsidiaries                                          (594)                 (447)
    Minority interest in investment in subsidiary                                              -                 1,000
   Proceeds from exercise of stock options                                                 2,819                 2,251
                                                                                 ----------------      ----------------
   Net cash used in financing activities                                                    (831)              (11,023)
                                                                                 ----------------      ----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                                  (707)                2,419

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (12,033)              (26,426)
CASH AND CASH EQUIVALENTS, as of August 31                                                87,467               114,003
                                                                                 ----------------      ----------------
CASH AND CASH EQUIVALENTS, as of May 31                                             $     75,434          $     87,577
                                                                                 ================      ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the nine months for:
         Interest, net of capitalized interest                                      $        400          $        700
         Income taxes                                                               $     24,100          $     18,000

    Noncash financing activities:
         Tax benefit of stock option exercises                                      $        200          $        500


The accompanying notes are an integral part of these statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Due to the seasonal nature of Delta and Pine Land Company and subsidiaries' ("D&PL") business, the results of operations for the three and nine month periods ended May 31, 2001 and May 31, 2002 or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. For further information reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2001.

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

Derivative Financial Instruments

D&PL uses various derivative financial instruments to mitigate its risk to variability in cash flows related to soybean purchases and to effectively fix the cost of a significant portion of its soybean raw material inventory. The terms of the hedging derivatives used by D&PL are negotiated to approximate the terms of the forecasted transaction; therefore, D&PL expects the instruments used in hedging transactions to be highly effective in offsetting changes in cash flows of the hedged items. Realized and unrealized hedging gains and losses are recorded as a component of other comprehensive income and are reclassified into earnings in the period in which the forecasted transaction affects earnings (i.e., is sold or disposed) which generally occurs during D&PL's second and third fiscal quarters. Quantities hedged that do not exceed the forecasted transactions are accounted for as cash flow hedges in the manner discussed above. However, to the extent that the quantities hedged exceed the forecasted transactions due to intra-season changes to the sales forecast where it is probable that the originally forecasted transaction will no longer occur, D&PL accounts for gains and losses on these derivative instruments as discontinued cash flow hedges, whereby they are immediately recorded as a component of net income. D&PL does not enter into any derivative instruments that extend beyond the close of the following fiscal year.

During the six months ended February 28, 2002, a foreign subsidiary entered into foreign currency forward exchange contracts to mitigate its risk associated with currency fluctuations in foreign currency denominated debt. The terms of the foreign currency forward exchange contracts used were negotiated to approximate the terms of the forecasted transaction (i.e., debt maturity and interest payments dates and amounts). The foreign currency forward exchange contracts expired during the second quarter of fiscal 2002 and there were no foreign currency forward exchange contracts outstanding as of May 31, 2002.

2.   COMPREHENSIVE INCOME
     --------------------

Total comprehensive income for the three and nine months ended May 31, 2001 and May 31, 2002, was (in thousands):

                                                            Three Months Ended                Nine Months Ended
                                                            ------------------                -----------------
                                                         May 31,      May 31,              May 31,           May 31,
                                                        2001             2002                2001             2002
                                                     ------------     -----------         ------------    -------------

Net income                                              $ 22,928        $ 25,065              $41,889         $ 38,354
Other comprehensive (loss) income:
       Foreign currency translation (losses)/gains          (434)            333                 (700)              42
       Net unrealized gain/(losses) on
           hedging  instruments                              346             131                  (36)            (175)
       Income tax benefit (expense)
           related to other comprehensive income              31            (165)                 266               47
                                                     ------------     -----------         ------------    -------------
Other comprehensive (loss) income, net of tax                (57)            299                 (470)             (86)
                                                     ------------     -----------         ------------    -------------
Total comprehensive income                              $ 22,871        $ 25,364              $41,419         $ 38,268
                                                     ============     ===========         ============    =============


3.    SEGMENT DISCLOSURES
      -------------------

D&PL is in a single line of business and operates in two business segments, domestic and international. D&PL's reportable segments offer similar products; however, the business units are managed separately due to the geographic dispersion of their operations. D&PL breeds, produces, conditions, and markets proprietary varieties of cotton and soybean planting seed in the United States. The international segment offers cottonseed in several foreign countries through both export sales and in-country operations. D&PL develops its proprietary seed products through research and development efforts in the United States and certain foreign countries.

D&PL's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Profit and loss information is reported by segment to the chief operating decision maker and D&PL's Board of Directors. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in D&PL's Form 10-K filed for the year ended August 31, 2001.

Information about D&PL's segments for the three and nine month periods ended May 31, 2001 and May 31, 2002 is as follows (in thousands):

                                                 Three Months Ended           Nine Months Ended
                                                 ------------------           -----------------
                                          May 31,           May 31,              May 31,            May 31,
                                           2001               2002                 2001                2002
                                       --------------     -------------       ---------------    -----------------

Net sales and licensing fees
     Domestic                          $     129,365      $    130,065         $     257,743      $        225,084
     International                             9,966             5,321                41,436                30,422
                                       --------------    --------------       ---------------    -----------------
                                       $     139,331      $    135,386         $     299,179      $        255,506
                                       ==============    ==============       ===============    =================

Operating income (loss)
     Domestic                          $      34,754      $     38,428         $      56,146      $         52,669
     International                             2,155              (711)               11,247                 7,238
                                       --------------    --------------       ---------------    -----------------
                                       $      36,909      $     37,717             $  67,393      $         59,907
                                       ==============    ==============       ===============    =================


4.    SIGNIFICANT CHANGES IN ASSETS FROM FISCAL YEAR ENDED AUGUST 31, 2001
      --------------------------------------------------------------------

Inventories increased approximately $6,315,000 to $43,060,000 at May 31, 2002 from $36,745,000 at August 31, 2001. This is primarily due to an increase in bulk untreated cotton seed produced to fulfill anticipated sales based on early season estimates of a 15 million acre cotton market in the U.S. that did not materialize and higher inventory in China.

Accounts receivable increased approximately $38,759,000 to $214,936,000 at May 31, 2002 from $176,177,000 at August 31, 2001. This increase is primarily related to fiscal year 2002 sales partially offset by the collection of sublicense revenue for the 2001 season in September 2001.

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

SFAS No. 141, "Business Combinations," sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 1, 2001. The application of SFAS 141 did not affect D&PL's previously reported amounts for goodwill or other intangible assets.

SFAS No. 142, "Goodwill and Other Intangible Assets," addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Effective September 1, 2001, D&PL adopted SFAS 142 at which time all goodwill amortization ceased (third quarter 2002 goodwill amortization would have been approximately $31,000, and $93,000 year-to-date). During the second quarter of fiscal 2002, recorded goodwill attributable to the domestic segment was tested for impairment by comparing the fair value to its carrying value. Based on management's initial impairment test, management determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. Excess of cost over net assets of business acquired at May 31, 2001 and May 31, 2002 was $4,220,000 and $4,182,000, respectively.

In connection with adopting SFAS 142, D&PL reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of amortized intangible assets follow (in thousands):

                                 May 31, 2001                      August 31, 2001                      May 31, 2002
                          ---------------------------      --------------------------------     ------------------------------
                          Gross                                Gross                               Gross
                          Carrying     Accumulated           Carrying       Accumulated           Carrying      Accumulated
                            Amount     Amortization           Amount        Amortization           Amount      Amortization
Trademarks                $    3,182    $    (620)            $   3,182        $    (642)        $  3,182        $   (702)
Commercialization
agreements                       200           (5)                  400               (6)             400             (30)
Patents                          281          (63)                  284              (65)             295             (71)
Other                          1,692         (392)                1,635             (405)           1,557            (506)
                          ----------- ---------------      -------------- -----------------     ------------- ----------------
                          ----------- ---------------      -------------- -----------------     ------------- ----------------
                          $    5,355   $   (1,080)            $   5,501       $   (1,118)      $    5,434       $  (1,309)
                          =========== ===============      ============== =================     ============= ================

Amortization expense for identifiable intangible assets during the three and nine month periods ended May 31, 2002 was approximately $57,000 and $187,000, respectively. Identifiable intangible asset amortization expense is estimated to be $57,000 for the remainder of 2002 and $210,000 in each of the fiscal years from fiscal 2003 through fiscal 2007.

Pro forma results of operations for the three and nine month periods ended May 31, 2001 had we applied the nonamortization provisions of SFAS 142 in those periods would not have been materially different than actual results for those periods.

6.  INVENTORIES

Inventories consisted of the following (in thousands):

                          May 31,              August 31,              May 31,
                           2001                   2001                  2002
                   ----------------      -----------------      ----------------

Finished goods          $   34,417             $   31,835            $   29,886
Raw materials               13,913                 12,515                23,110
Growing crops                  779                  2,218                 1,045
Supplies and other           1,615                  1,162                 1,206
                   ----------------      -----------------      ----------------
                            50,724                 47,730                55,247
Less reserves              (11,256)               (10,985)              (12,187)
                   ----------------      -----------------      ----------------
                   $        39,468             $   36,745            $   43,060
                   ================      =================      ================

Substantially all finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. See Note 8 for description of hedging activities.

7.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

Property, plant and equipment consisted of the following (in thousands):

                               May 31,           August 31,          May 31,
                                2001                2001              2002
                           --------------     ---------------   ---------------

Land and improvements           $   4,414          $   4,284        $     4,808
Buildings and improvements         40,839             38,777             37,407
Machinery and equipment            50,795             48,279             52,870
Germplasm                           7,500              7,500              7,500
Breeder and foundation seed         2,000              2,000              2,000
Construction in progress            1,263              1,529              2,469
                           --------------     ----------------     -------------
                                  106,811            102,369            107,054
Less accumulated depreciation     (41,883)           (39,530)           (44,130)
                           --------------     ----------------     -------------
                               $   64,928         $   62,839        $    62,924
                           ==============     ================     =============

At May 31, 2002, excess of cost over net book value of net assets acquired of approximately $3.0 million associated with the acquisition of the remaining 50% interest in D&M International, LLC is included as machinery and equipment in property, plant and equipment. See note 9 for a description of the acquisition.

8.    DERIVATIVE FINANCIAL INSTRUMENTS
      --------------------------------

As of August 31, 2001, net unrealized gains of $210,000 related to soybean hedging activities were recorded as a component of other comprehensive income. During the nine month period ended May 31, 2002, $378,000 in unrealized losses was recorded as a component of other comprehensive income. Also during the nine month period ended May 31, 2002, a reclassification adjustment from other comprehensive income to net income of $204,000 of net losses was made. Net unrealized gains of $36,000 remain in other comprehensive income as of May 31, 2002. These gains will be recognized in earnings within the next twelve months, however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions. There were no foreign currency forward exchange contracts outstanding as of May 31, 2002.

For the three and nine month periods ended May 31, 2001, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges. For the three and nine month periods ended May 31, 2002, D&PL recorded $86,000 of losses in earnings as a result of the discontinuance of cash flow hedges related to soybeans.

9.     ACQUISITION & ESTABLISHMENT OF JOINT VENTURES
       ---------------------------------------------

On May 28, 2002, D&PL acquired the remaining 50% interest in D&M International, LLC from Pharmacia Corporation for cash of approximately $4.8 million. D&PL and Pharmacia Corporation, formerly known as Monsanto, formed D&M International, LLC in 1995 to introduce cotton planting seed in international markets combining D&PL's acid delinting technology and elite germplasm and Monsanto's Bollgard and Roundup Ready gene technologies. Pharmacia activated a cross purchase provision in the operating agreement for D&M International, LLC, and D&PL notified Pharmacia Corporation that it elected to have D&M International, LLC redeem Pharmacia Corporation's 50% interest in the company. As a result of the redemption of Pharmacia's interest, D&PL now owns all of D&M International, LLC.

The allocation of the purchase price of the redeemed 50% interest in D&M International LLC has not been completed. To complete the allocation of the purchase price, the fair values of the international joint ventures that comprise the primary assets of D&M International, LLC will have to be determined. Therefore, at May 31, 2002, the excess of the cost over the net book value of net assets acquired of approximately $3.0 million has been included as a component of machinery and equipment in property, plant and equipment.

On May 22, 2002, D&PL established DeltaMax Cotton LLC ("DeltaMax"), a joint venture with MaxyAg, Inc., a wholly-owned subsidiary of Maxygen, Inc. The DeltaMax joint venture will create, develop and commercialize value-enhancing traits for the cotton seed market. DeltaMax will create and develop traits that will convey herbicide tolerance and insect resistance in cotton. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. D&PL and MaxyAg will each own 50% of DeltaMax.

10.   CONTINGENCIES
      --------------

Product Liability Litigation

D&PL is named as a defendant in various lawsuits that allege, among other things, that certain of D&PL's products (including Monsanto's technology) did not perform as the farmer had anticipated or expected. In all cases where the seed contained either or both of Monsanto's Bollgard and/or Roundup Ready gene technologies, and a failure of such technology was alleged, D&PL has tendered the defense of those cases to Monsanto and requested indemnity. In certain cases where the seed sold contained either or both of Monsanto's Bollgard and Roundup Ready gene technologies, but did not allege a failure of such technology, D&PL has given Monsanto notice of the claims pursuant to the various gene licensing agreements, but has not requested indemnity. Pursuant to the terms of the February 2, 1996 Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") and the February 2, 1996 Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") (both as amended December 8, 1999) D&PL has a right to be contractually indemnified by Monsanto against all claims arising out of the failure of Monsanto's gene technology. Some of the product liability lawsuits contain varietal claims, which are aimed solely at D&PL. D&PL does not have a right to indemnification, however, from Monsanto for any claims involving varietal characteristics separate from or in addition to the failure of the Monsanto technology. D&PL believes that the resolution of these matters will not have a material impact on the consolidated financial statements. D&PL intends to vigorously defend itself in these matters. See Part II, Item I for a discussion of each case.

Other Litigation

In May 2002, Pharmacia Corporation filed a suit in state court in Missouri against D&PL International Technology Corp. ("DITC"), D&PL's subsidiary, seeking a declaratory judgment that it was entitled to invoke the cross purchase provision in the Operating Agreement for D&M International, LLC, a joint venture between Pharmacia and DITC. In the alternative, Pharmacia sought a declaratory judgment that DITC was deemed to have consented to Pharmacia's transfer of the Operating Agreement to Monsanto Company and its issuance and transfer of shares of Monsanto's stock. DITC moved to dismiss on June 6, 2002, because the case was moot and did not present a justiciable controversy, because DITC had already invoked its rights under the cross purchase provision and had caused Pharmacia's interest in D&M International, LLC to be redeemed. Instead of answering DITC's motion, on or about June 13, 2002, Pharmacia filed an amended petition, dropping all of its prior claims, and seeking a declaratory judgment that DITC has no contractual rights to enjoin Pharmacia from selling its shares of Monsanto Company or to seek damages for Pharmacia's prior initial public offering of Monsanto Company's shares to the public. DITC must answer the Petition or move to dismiss it by July 17, 2002. Given the relief sought, D&PL does not believe that this litigation will have a material effect on D&PL.

On May 15, 2000, several farmers and a seller of farm supplies filed suit in the United States District Court for the Northern District of Alabama, against Monsanto, D&PL, and D&M International, LLC (then jointly owned by Monsanto and D&PL) under federal antitrust laws and requested class certification. Plaintiffs claim that defendants have: (1) unlawfully attempted to monopolize the U.S. cotton seed and herbicide market in violation of ss. 2 of the Sherman Act; (2) monopolized the U.S. cotton seed and herbicide market in violation of ss. 2 of the Sherman Act; (3) conspired to unreasonably restrain trade in the U.S. cotton seed and herbicide market in violation of ss. 1 of the Sherman Act; and (4) engaged in unlawful tying of cotton seed and herbicide in violation of ss. 3 of the Clayton Act. Plaintiffs demand unspecified antitrust damages, including treble and compensatory damages, plus costs of litigation, including attorneys' fees. In July 2000, D&PL answered the complaint and in October 2000, moved for dismissal of the action on the ground that plaintiffs had failed to allege any conduct or action by D&PL that violates the federal antitrust laws. On December 6, 2001, the United States District Judge, acting on the recommendation of the Magistrate Judge, granted Monsanto's and D&PL's motions to dismiss the complaint without prejudice. The plaintiffs were granted 30 days from the District Court's Order to file an Amended Complaint. On January 7, 2002, plaintiffs filed an Amended Complaint against Monsanto and D&PL; however, plaintiffs did not assert in their Amended Complaint any claims against D&M International, LLC. Monsanto and D&PL moved to dismiss the amended complaint. On May 30, 2002, these motions were granted in part and denied in part. On June 26, 2002, D&PL answered the amended complaint. The parties are now in discovery.

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

In November 1999, Bios Agrosystems S.A. ("Bios"), a former distributor of SureGrow brand cottonseed in Greece, brought suit in the U.S. District Court in Delaware against D&PL International Technology Corp., D&PL's subsidiary, to enjoin the termination of its distributorship which was to become effective at the end of November 1999. The suit demanded a declaratory judgment that the termination is not effective and compensatory and punitive damages for wrongful termination. Bios also filed a request for arbitration and a parallel suit seeking injunctive relief in a Greek court. In January 2000, the U. S. District Court denied the request for an injunction to prevent termination of Bios' distributorship and subsequently enjoined Bios from proceeding with parallel litigation in the Greek courts. Bios appealed to the United States Court of Appeals for the Third Circuit. In March 2001, Bios gave notice that it was dismissing its appeal. On March 14, 2002, the case was finally dismissed by the
U. S. District Court for failure to prosecute. Bios has not appealed this dismissal nor indicated that it will now seek to arbitrate its claims. D&PL believes this claim has now been resolved without material effect on D&PL's combined financial condition and without interference with the distribution of SureGrow brand cottonseed in Greece.

In 1989, a corporation owned by the son of D&PL's former Guatemalan distributor filed suit asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $670,000 at current exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. Management believes that the resolution of the matter will not have a material impact on D&PL's consolidated financial statements. D&PL continues to offer seed for sale in Guatemala.

11.  EARNINGS PER SHARE
     ------------------

Dilutive common share equivalents consist of both D&PL's Series M Convertible Non-Voting Preferred shares and the outstanding options to purchase D&PL's common stock that have been issued under the 1993 Stock Option Plan and the 1995 Long-Term Incentive Plan. Approximately 800,000 and 2,300,000 outstanding stock options were not included in the computation of diluted earnings per share for the three and nine months ended May 31, 2001 and 2002, respectively, because the exercise price exceeded the average market price of D&PL's common stock for each respective reporting date. These options expire at various dates from 2006 to 2011.

The table below reconciles the basic and diluted per share computations:

                                                     For the Three Months Ended           For the Nine Months Ended
                                                     --------------------------           -------------------------
(in thousands, except per share amounts)                 May 31,           May 31,           May 31,            May 31,
                                                          2001              2002              2001              2002
                                                      -------------     -------------    ---------------    --------------
                                                      -------------     -------------    ---------------    --------------
Income:
Net income                                            $      22,928      $   25,065       $      41,889      $     38,354
Less:  Preferred stock dividends                                (43)            (53)               (117)             (159)
                                                      -------------     -------------    ---------------    --------------
Basic EPS:
Net income                                                   22,885          25,012              41,772            38,195
Effect of Dilutive Securities:
Convertible Preferred Stock Dividends                            43              53                 117               159
                                                      -------------     -------------    ---------------    --------------
Diluted EPS:
Net income available to common stockholders
plus assumed conversions                                $    22,928       $  25,065      $       41,889      $     38,354
                                                      =============     =============    ===============    ==============
                                                      ==============    =============    ===============    ==============
Shares:
Basic EPS Shares                                             38,963           38,343             38,308            38,394
Effect of Dilutive Securities:
  Options to purchase stock                                     637              359                663               371
  Convertible preferred stock                                 1,067            1,067              1,067             1,067
                                                      --------------    -------------    ---------------    --------------
Diluted EPS Shares                                           40,667           39,769             40,038            39,832
                                                      ==============    =============    ===============    ==============
Per Share Amounts:
Basic                                                      $   0.59         $   0.65           $   1.09          $   0.99
                                                      ==============    =============    ===============    ==============
Diluted                                                    $   0.56         $   0.63           $   1.04          $   0.96
                                                      ==============    =============    ===============    ==============

PART I.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

On May 16, 2002, D&PL announced updated guidance for the 2002 fiscal year based on the enactment on May 13, 2002 of the Farm Security and Rural Investment Act of 2002. This revised guidance primarily resulted from management's belief that acreage planted to cotton in the U.S. in the spring of 2002 would fall to between 13.5 million acres and 14 million acres. Previously stated guidance for the 2002 fiscal year had assumed U.S. planted acreage would remain consistent with 2001, during which approximately 15.7 million acres were planted to cotton in the U.S. Management believes that the reduction in acres planted to cotton during the 2002 fiscal year from previous estimates was based on the fact that the farm bill passage occurred too late in the spring to alter many cropping plans. In the May 16, 2002 announcement, for the 2002 fiscal year, D&PL estimated it would report sales in the range of $255 million to $270 million and EPS in the range of $0.81 to $0.87, excluding legal expenses of approximately $0.05 related to the ongoing Monsanto litigation. In addition, D&PL announced a series of transactions during the third quarter that were executed as a part of D&PL's near term and long term strategy to incorporate new traits into D&PL's elite germplasm which would potentially provide a higher technology fee share to D&PL. These transactions are summarized below.

In May 2002, D&PL announced that it had reached a product development agreement with Syngenta pursuant to which D&PL will introgress, test and evaluate Syngenta's insect resistance technology in D&PL's elite cotton germplasm. Under the development agreement, Syngenta will pay D&PL for development work, including introgression, testing and evaluation. When appropriate testing indicates that Syngenta technology combined with D&PL germplasm is competitive and once a commercialization agreement is reached, D&PL elite varieties containing Syngenta's technology may be available for introduction to growers in 2004.

Also in May 2002, D&PL announced the establishment of DeltaMax Cotton LLC, a joint venture with MaxyAg, Inc., a wholly-owned subsidiary of Maxygen, Inc. DeltaMax Cotton LLC will create, develop and commercialize value-enhancing traits for the cotton seed market that will complement and/or compete with traits available today. D&PL and MaxyAg each own 50% of DeltaMax Cotton LLC and D&PL expects to invest in aggregate up to $15 to $20 million over the next five or more years to fund its portion of DeltaMax Cotton LLC.

Again in May 2002, D&PL acquired the remaining 50% interest in D&M International, LLC from Pharmacia Corporation for approximately $4.8 million. Pharmacia activated a cross-purchase provision in the operating agreement for D&M International, LLC, and D&PL elected to have D&M International, LLC redeem Pharmacia Corporation's 50% interest in the company.

In June 2002, D&PL announced that Murray Robinson will retire as President and Chief Executive Officer effective August 31, 2002, and W.T. Jagodinski, who was named Executive Vice President effective June 3, 2002, will succeed Robinson as President and Chief Executive Officer, effective September 1, 2002. In addition, Rick Greene, D&PL Vice President of Business Development, was named Vice President Finance and Treasurer, effective June 3, 2002.

Results

Due to the seasonal nature of its business, D&PL typically incurs losses in its first and fourth fiscal quarters since the majority of D&PL's domestic sales are made in its second and third quarters. Sales in the first and fourth quarters are generally limited to those made to export markets and those made by D&PL's non-U.S. joint ventures and subsidiaries located primarily in the Southern hemisphere.

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

Domestically, D&PL promotes its cotton and soybean seed directly to farmers and sells its seed through distributors and dealers. All of D&PL's domestic seed products (including those that contain the Bollgard and Roundup Ready technologies) are subject to return or credit, which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during D&PL's third and fourth quarters. D&PL provides for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to D&PL's operating results are recorded when such differences become known, typically in D&PL's fourth quarter. All significant returns occur or are accounted for by fiscal year end.

Although sales for this quarter were approximately flat compared to last year's quarter, net income for this quarter exceeded that reported in the comparable prior year quarter, due primarily to higher margins earned on both cotton and soybean seed sales and to reduced operating expenses. The effect on sales volume of the expected reduction in cotton acreage was partially offset by the higher margins. The decrease in operating expenses is primarily attributable to, in part, savings resulting from D&PL's August 2001 corporate realignment and, in part, to other cost savings steps taken in 2002.

Results of Operations

The following sets forth selected operating data of D&PL (in thousands):

                                                  For the Three Months Ended          For the Nine Months Ended
                                                  --------------------------          -------------------------
                                                   May 31,          May 31,            May 31,           May 31,
                                                     2001             2002              2001               2002
                                                 -------------    -------------     --------------    ---------------
Operating results -
Net sales and licensing fees                         $139,331          $135,386          $299,179           $255,506
Gross profit                                           48,596            49,050           102,674             91,976
Operating expenses                                     11,687            11,333            35,281             32,069
Operating income                                       36,909            37,717            67,393             59,907
Income before income taxes                             36,271            38,859            65,967             59,464
Net income applicable to common shares                 22,885            25,012            41,772             38,195

The following sets forth selected balance sheet data of D&PL as of the following periods (in thousands):

                                    May 31,         August 31,          May 31,
                                     2001             2001              2002
                               -------------    --------------    --------------
Balance sheet summary-
Current assets                     $ 392,436        $  337,737        $  354,869
Current liabilities                  252,003           208,041           201,701
Working capital                      140,433           129,696           153,168
Property, plant and equipment, net    64,928            62,839            62,924
Total assets                         468,162           411,521           428,438
Outstanding borrowings                 5,778             4,465             1,465
Stockholders' equity                 199,472           188,408           216,535

Three months ended May 31, 2002, compared to three months ended May 31, 2001:
Net sales and licensing fees decreased approximately $3.9 million to $135.4 million from $139.3 million. This decrease reflects the decline in planted cotton acreage in the U.S. as well as lower international sales due to lower plantings in certain international markets resulting from lower prices received by farmers for their cotton fiber than in the previous year.

Gross profit increased approximately $0.5 million to $49.1 million from $48.6 million. Gross profit as a percentage of net sales and licensing fees increased to 36.2% in the current year quarter compared to 34.9% in the prior year period. This increase was primarily due to price increases for cotton seed implemented during the 2002 crop year.

Quarterly operating expenses decreased from $11.7 million to $11.3 million due, in part, to savings resulting from D&PL's August 2001 corporate realignment partially offset by increases in legal fees related primarily to strategic transactions completed during the quarter and an increase in bad debt reserves in Argentina.

Income before income taxes for the quarter rose from $36.3 million in the prior year quarter to $38.9 million in the current year quarter. This increase is due to improved gross profit margins and the reduction in operating expenses discussed above, as well as a change in minority interest in earnings/loss of subsidiaries. For the current quarter, minority interest in the loss of subsidiaries of $1.6 million is primarily related to a change in estimate related to the allocation of the subsidiaries' net losses resulting from the impact of foreign exchange rates on assets and liabilities of the international joint ventures.

Nine months ended May 31, 2002, compared to nine months ended May 31, 2001:
Net sales and licensing fees decreased approximately $43.7 million to $255.5 million from $299.2 million. This decrease is primarily the result of the reduction in planted acreage in the U.S. and key international markets as discussed above.

Operating expenses decreased from $35.3 million through the third quarter of 2001 to $32.1 million for the same period in 2002. This decrease is primarily attributable to, in part, savings resulting from D&PL's August 2001 corporate realignment and, in part, to decreased advertising costs, lower health insurance claims, and a lower discretionary bonus accrual due to lower earnings.

D&PL reported net interest income of $1.1 million during the nine months ended May 31, 2002 compared to $2.5 million for the same period of the prior year due to lower interest rates earned on cash investments.

D&PL reported net other expense of approximately $3.6 million for the nine months ended May 31, 2002 compared to net other expense of approximately $2.5 million for the same period of the prior year. The increase is primarily attributable to additional legal fees related to the Monsanto litigation and net foreign exchange losses in Argentina.

Minority interest in earnings of subsidiaries was approximately $1.4 million through the third quarter of 2001 compared to minority interest in loss of subsidiaries of approximately $2.1 million through the third quarter of 2002. This change is mainly attributable to the foreign exchange losses incurred by the joint venture in Argentina.

Liquidity and Capital Resources

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

In the United States, D&PL records revenue for licensing fees on Bollgard and Roundup Ready seed sales upon shipment, usually in D&PL's second and third quarters. D&PL has contracted the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto. In September, the licensing fees are due at which time D&PL receives payment from Monsanto. D&PL then pays Monsanto its royalty, which is recorded as a component of cost of sales, for the Bollgard and Roundup Ready licensing fees. As a result of the timing of these events, licensing fees receivable and royalties payable peak at fiscal year end.

The seasonal nature of D&PL's business significantly impacts cash flow and working capital requirements. D&PL has maintained credit facilities, and used early payments by customers and cash from operations to fund working capital needs. For more than 18 years D&PL has borrowed on a short-term basis to meet seasonal working capital needs. However, cash generated from operations and available cash has been used to meet working capital needs. D&PL is currently evaluating potential uses of its cash for purposes other than for working capital needs. One potential such use is the acquisition or funding of alternative technologies (such as the DeltaMax Cotton LLC joint venture) that could be used to enhance D&PL's product portfolio and ultimately D&PL's long-term earnings potential. Another potential use is the repurchase in the open market of D&PL's shares pursuant to its previously announced share repurchase program. For the nine months ended May 31, 2002, D&PL repurchased approximately 378,000 shares at a cost of approximately $6.9 million. Once the evaluation of certain transactions that are currently being considered is brought to conclusion, D&PL may reconsider other potential uses of the remaining cash, including repurchasing shares more aggressively depending on market considerations and other factors.

In April 1998, D&PL entered into a syndicated credit facility with three lenders, which provided for aggregate borrowings of $110 million. This agreement provided a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment was a long-term loan that could be borrowed upon at any time and was due April 1, 2001. The seasonal commitment was a working capital loan that could be drawn upon from September 1 through June 30 of each fiscal year. Each commitment offered variable and fixed interest rate options and required D&PL to pay facility or commitment fees and to comply with certain financial covenants. This agreement expired on April 1, 2001. D&PL and the lenders are currently negotiating a replacement facility that will provide for aggregate borrowings of $100 million plus a $25 million overline and will contain terms and conditions similar to the 1998 facility.

Capital expenditures for the nine months ended May 31, 2002 were $5.1 million ($5.2 million for the nine months ended May 31, 2001). D&PL anticipates that capital expenditures will approximate $8.9 million in 2002, exclusive of capital expenditures of $2.0 million for DeltaMax Cotton LLC. Cash from operations, borrowings as necessary, or investments from joint venture partners will fund capital expenditures.

The Board of Directors reviews D&PL's dividend policy quarterly. In the third quarter of 2002, the Board authorized a quarterly dividend of $0.05 per share paid on June 14, 2002, to shareholders of record on May 31, 2002.

In the second quarter of 2000, the Board of Directors approved a Stock Repurchase Plan pursuant to which D&PL may repurchase up to $50 million of its outstanding common stock. The shares repurchased will be available for use under D&PL's stock option plans, an expected conversion of outstanding convertible Preferred Stock and for other corporate purposes. During the quarter ended May 31, 2002, D&PL purchased 169,900 shares for $3.0 million. D&PL has repurchased stock aggregating approximately $14.6 million under the $50 million repurchase plan. Subsequent to the third quarter end, D&PL purchased 60,000 shares for $1.2 million bringing the total shares purchased in fiscal 2002 to 437,700 shares at an aggregate amount of $8.1 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

D&PL has exposure relative to fluctuations in the price of soybean raw material inventory, foreign currency fluctuations and interest rate changes. For more information about market risk and how D&PL manages specific risk exposures, see Notes 1 and 12 to D&PL's consolidated financial statements contained in D&PL's Annual Report on Form 10-K for the year ended August 31, 2001. Also see Note 8 of the Notes to consolidated financial statements in Item 1 for further details about D&PL's exposure to market risk.

The fair value of derivative commodity instruments outstanding as of May 31, 2002 was $50,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would not result in a material impact on earnings.

D&PL's earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. D&PL conducts non-U.S. operations primarily through subsidiaries and joint ventures in Argentina, Australia, Brazil, China, South Africa and others. At May 31, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which D&PL's transactions are denominated would not cause a material impact on earnings.

D&PL utilizes fixed and variable-rate debt to maintain liquidity and fund its business operations, with the terms and amounts based on business requirements, market conditions and other factors. At May 31, 2002, a 100 basis point change to interest rates (with all other variables held constant) on the portion of D&PL's debt with variable interest rates would not result in a material change to D&PL's interest expense or cash flow.


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Product Claims

D&PL was named as a defendant, along with a local seed distributor in a lawsuit filed in the Superior Court of the County of Colquit, Georgia on October 5, 2001. This lawsuit was removed to the United States District Court for the Middle District of Georgia. The lawsuit alleges that certain cottonseed varieties sold by D&PL suffered from a disease or malady known as bronze wilt. Although this lawsuit involves a cotton variety which contains the Roundup Ready(R) gene, no claim against Monsanto was alleged, nor is there an allegation that Monsanto technology caused or contributed to Plaintiff's claims. Thus, it does not presently appear that Monsanto is contractually obligated to defend or indemnify D&PL in this case. D&PL is presently investigating this claim to determine the causes of the alleged problems.

D&PL, along with Monsanto, were named in two additional cases filed in the State of Georgia. One was filed in the United States District Court for the Middle District of Georgia, Albany Division, on April 5, 2002; and the other case was filed in the Superior Court of Fulton County, Georgia, on April 29, 2002. The case filed in Fulton County was removed to the United States District Court on May 28, 2002. Both suits allege that seed purchased by Plaintiffs from D&PL, and technology purchased from Monsanto, failed to perform as represented and seek damages for crop losses during the 1998 growing season. Pursuant to the terms of the Roundup Ready(R) Grower License Agreement, D&PL has tendered the defense of these claims to Monsanto and requested indemnity. Pursuant to the terms of the Roundup Ready(R) Grower License Agreement, Monsanto is contractually obligated to defend and indemnify D&PL against all claims arising out of the failure of the Roundup glysophate tolerance gene. D&PL will have no right of indemnification from Monsanto, however, for any claim involving varietal characteristics separate from or in addition to the herbicide tolerance gene and such claims are contained in this litigation.

D&PL was named in three lawsuits filed in the State of Mississippi. One lawsuit was filed in the Circuit Court of Lowndes County, Mississippi on July 11, 2001. That suit alleges that certain cottonseed sold by D&PL did not germinate properly or at the rate stated on the label causing the farmer to incur losses during the 1998 growing season. The second suit was filed in the Circuit Court of Webster County on August 10, 2001. That suit alleges that the seed purchased by plaintiff failed to perform as represented and seeks damages for crop losses incurred during the 1999 growing season. The third lawsuit was filed in the Circuit Court of Holmes County on March 14, 2002. The suit has now been amended to include fifty-seven individual Plaintiffs who allege that certain cotton seed sold by D&PL was improperly mixed or blended and failed to perform as advertised. D&PL is presently investigating all of these claims to determine the cause or causes of the alleged problems. None of the Mississippi lawsuits allege that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the Roundup Ready(R) Gene Licensing and Seed Services Agreement (the "Roundup Ready Agreement").

On June 7, 2001, D&PL was named in a lawsuit filed in the Circuit Court of the County of Crockett, Tennessee. This case was subsequently removed to the United Sates District Court for the Western District of Tennessee, Eastern Division. This lawsuit alleges that a specific cotton variety did not perform as promised and that the plaintiff farmers suffered lower than expected yields as a result of the allegedly defective variety. The Plaintiff recently, through their proferred expert, has alleged that a portion of their damages are attributable to Roundup glysophate; accordingly, pursuant to the terms of the Roundup Ready(R) Gene Licensing Agreement, D&PL has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to Roundup Ready (R) Gene Licensing Agreement, Monsanto is contractually obligated to defend and indemnify D&PL against all claims arising out of the failure of the Roundup Ready(R) glysophate gene. D&PL will not have a right of indemnification, however, for any claim involving defective varietal characteristics separate from or in addition to the herbicide tolerance gene and such claims are contained in this litigation. D&PL is presently investigating this claim to determine the cause or causes of the alleged problem.

D&PL and Monsanto were named as defendants in a lawsuit filed in the 106th Judicial District Court of Gaines County, Texas, on April 27, 2000. In this case the plaintiff alleges, among other things, that certain cottonseed acquired from D&PL that contained the Roundup Ready(R) gene did not perform as the farmer had anticipated. D&PL and Monsanto are investigating the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready Agreement, D&PL has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify D&PL against all claims arising out of the failure of the Roundup(R) glyphosate tolerance gene and Monsanto has agreed to do so. D&PL will not have a right of indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the herbicide tolerance gene and such claims are contained in this litigation.

D&PL and Monsanto are named as defendants, along with local seed or technology distributors in twenty-three lawsuits filed in Alabama. Four were filed in Autauga County, three on March 23, 2000 and one on March 27, 2000; three were filed in Barbour County, two on October 19, 2000, and one on November 7, 2000; three were filed in Chilton County on March 22, 2000; one was filed in Dallas County on March 22, 2000; one was filed in Elmore County on March 22, 2000; two were filed in Lowndes County, one on March 14 and one on March 22, 2000; and one was filed in Wilcox County on March 22, 2000; six were filed in Limestone County, one on April 25, 2001, one on May 17, 2001, and four on September 14, 2001; and two were filed in Lauderdale County, one on April 6, 2001 and one on April 20, 2001. In each case the plaintiff alleges, among other things, that certain cottonseed acquired from D&PL, which contained either the Roundup Ready(R) gene, the Bollgard(R) gene or both of such genes, did not perform as the farmers had anticipated or as allegedly represented to them. These lawsuits also include varietal claims aimed solely at D&PL. Eleven of these lawsuits were earlier filed as seed arbitration claims with the Alabama Department of Agriculture, all of which were dismissed by that entity for lack of jurisdiction. D&PL and Monsanto have investigated the claims, and are continuing to investigate the claims, to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready(R) Agreement between D&PL and Monsanto and the Bollgard(R) Gene License and Seed Services Agreement ("the Bollgard Agreement") between D&PL and Monsanto, D&PL has a right to be contractually indemnified against all claims arising out of the failure of Monsanto's gene technology. D&PL will not have a right to indemnification, however, from Monsanto for any claim involving varietal characteristics separate from or in addition to the failure of the Monsanto technology and such claims are contained in each of these lawsuits.

D&PL and Monsanto and various retail seed suppliers were named in three pending lawsuits in the State of South Carolina. One lawsuit was filed November 15, 1999, in the Beaufort Division of the United States District Court, District of South Carolina; both of the other cases were filed on November 15, 1999, in the Court of Common Pleas of Hampton County, South Carolina. The two state court lawsuits were removed to the United States District Court for the District of South Carolina but were subsequently remanded back to the state court in which they were filed. In each of these cases the plaintiff alleges, among other things, that certain seed acquired from D&PL which contained the Roundup Ready(R) gene and/or the Bollgard(R) gene did not perform as the farmer had anticipated. These lawsuits also include varietal claims aimed solely at D&PL. Of these cases, one filed in Hampton County and the other filed in the United States District Court seek class action treatment for all purchasers of certain D&PL varieties, which contain the Monsanto technology. D&PL and Monsanto are continuing to investigate the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready Agreement and the Bollgard(R) Agreement between D&PL and Monsanto, D&PL has a right to be contractually indemnified against all claims arising out of the failure of Monsanto's gene technology. D&PL will not have a right to indemnification, however, from Monsanto for any claim involving varietal characteristics separate from or in addition to the failure of the Monsanto technology and such claims are contained in each of these lawsuits.

D&PL and Monsanto are named as defendants in three pending lawsuits filed in the State of Texas. One lawsuit was filed in Lamb County, Texas on April 5, 1999; one lawsuit was filed in Lamb County, Texas on April 14, 1999; and one lawsuit was filed in Hockley County, Texas, on April 21, 1999. These lawsuits were removed to the United States District Court, Lubbock Division, but subsequently were remanded back to the state court where they were filed. In each case the plaintiff alleges, among other things, that certain cottonseed acquired from D&PL did not perform as the farmers had anticipated or as allegedly represented to them. This litigation is identical to seed arbitration claims previously filed in the State of Texas, which were concluded in D&PL's favor. D&PL and Monsanto have investigated the claims to determine the cause or causes of the alleged problems and they appear to be caused entirely by environmental factors.

Other Litigation

In May 2002, Pharmacia Corporation filed a suit in state court in Missouri against D&PL International Technology Corp. ("DITC"), D&PL's subsidiary, seeking a declaratory judgment that it was entitled to invoke the cross purchase provision in the Operating Agreement for D&M International, LLC, a joint venture between Pharmacia and DITC. In the alternative, Pharmacia sought a declaratory judgment that DITC was deemed to have consented to Pharmacia's transfer of the Operating Agreement to Monsanto Company and its issuance and transfer of shares of Monsanto's stock. DITC moved to dismiss on June 6, 2002, because the case was moot and did not present a justiciable controversy, because DITC had already invoked its rights under the cross purchase provision and had caused Pharmacia's interest in D&M International, LLC to be redeemed. Instead of answering DITC's motion, on or about June 13, 2002, Pharmacia filed an amended petition, dropping all of its prior claims, and seeking a declaratory judgment that DITC has no contractual rights to enjoin Pharmacia from selling its shares of Monsanto Company or to seek damages for Pharmacia's prior initial public offering of Monsanto Company's shares to the public. DITC must answer the Petition or move to dismiss it by July 17, 2002. Given the relief sought, D&PL does not believe that this litigation will have a material effect on D&PL.

On May 15, 2000, several farmers and a seller of farm supplies filed suit in the United States District Court for the Northern District of Alabama, against Monsanto, D&PL, and D&M International, LLC (then jointly owned by Monsanto and D&PL) under federal antitrust laws and requested class certification. Plaintiffs claim that defendants have: (1) unlawfully attempted to monopolize the U.S. cotton seed and herbicide market in violation of ss. 2 of the Sherman Act; (2) monopolized the U.S. cotton seed and herbicide market in violation of ss. 2 of the Sherman Act; (3) conspired to unreasonably restrain trade in the U.S. cotton seed and herbicide market in violation of ss. 1 of the Sherman Act; and (4) engaged in unlawful tying of cotton seed and herbicide in violation of ss. 3 of the Clayton Act. Plaintiffs demand unspecified antitrust damages, including treble and compensatory damages, plus costs of litigation, including attorneys' fees. In July 2000, D&PL answered the complaint and in October 2000, moved for dismissal of the action on the ground that plaintiffs had failed to allege any conduct or action by D&PL that violates the federal antitrust laws. On December 6, 2001, the United States District Judge, acting on the recommendation of the Magistrate Judge, granted Monsanto's and D&PL's motions to dismiss the complaint without prejudice. The plaintiffs were granted 30 days from the District Court's Order to file an Amended Complaint. On January 7, 2002, plaintiffs filed an Amended Complaint against Monsanto and D&PL; however, plaintiffs did not assert in their Amended Complaint any claims against D&M International, LLC. Monsanto and D&PL moved to dismiss the amended complaint. On May 30, 2002, these motions were granted in part and denied in part. On June 26, 2002, D&PL answered the amended complaint. The parties are now in discovery.

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

In November 1999, Bios Agrosystems S.A. ("Bios"), a former distributor of SureGrow brand cottonseed in Greece, brought suit in the U.S. District Court in Delaware against D&PL International Technology Corp., D&PL's subsidiary, to enjoin the termination of its distributorship which was to become effective at the end of November 1999. The suit demanded a declaratory judgment that the termination is not effective and compensatory and punitive damages for wrongful termination. Bios also filed a request for arbitration and a parallel suit seeking injunctive relief in a Greek court. In January 2000, the U.S. District Court denied the request for an injunction to prevent termination of Bios' distributorship and subsequently enjoined Bios from proceeding with parallel litigation in the Greek courts. Bios appealed to the United States Court of Appeals for the Third Circuit. In March 2001, Bios gave notice that it was dismissing its appeal. On March 14, 2002, the case was finally dismissed by the U.S. District Court for failure to prosecute. Bios has not appealed this dismissal nor indicated that it will now seek to arbitrate its claims.

In 1989, a corporation owned by the son of D&PL's former Guatemalan distributor filed suit asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,300,000 Guatemalan quetzales (approximately $670,000 at current exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to offer seed for sale in Guatemala.

D&PL vs. Monsanto Company and Pharmacia Corp.

On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger of Monsanto with D&PL under the May 8, 1998, Merger Agreement. On December 30, 1999, D&PL filed suit (the "December 30 Suit") in the First Judicial District of Bolivar County, Mississippi, seeking among other things, the payment of the $81 million termination fee due pursuant to the merger agreement, compensatory damages and punitive damages. On January 2, 2000, D&PL and Monsanto reached an agreement whereby D&PL would withdraw the December 30 Suit, and Monsanto would immediately pay the $81 million. On January 3, 2000, Monsanto paid to D&PL a termination fee of $81 million as required by the merger agreement. On January 18, 2000, D&PL filed a suit (the "January 18 Suit") reinstating essentially all of the allegations contained in the December 30 Suit. The January 18 Suit by D&PL against Monsanto seeks in excess of $1 billion in compensatory and $1 billion in punitive damages for breach of contract under the merger agreement between the parties. D&PL alleges that Monsanto failed to make its best efforts, commercially reasonable efforts, and/or reasonable best efforts to obtain antitrust approval from the U.S. Department of Justice, as required under the terms of the merger agreement. D&PL also seeks damages for breach of the January 2, 2000 agreement pursuant to which the parties were to negotiate for two weeks to resolve the dispute over failure of the merger to close.

The parties litigated for several months over the appropriate forum to hear the case. A Delaware Court of Chancery ruling rejected Monsanto's attempt to maintain the action in Delaware and returned the parties to the Circuit Court for the First Judicial District of Bolivar County, Mississippi. Monsanto filed a motion for summary judgment on the breach of contract claims alleging that D&PL suffered no cognizable damages as a result of the failed merger. On December 18, 2000, D&PL amended its complaint to include a claim for tortious interference with prospective business relations on the grounds that Monsanto's unreasonable delay prevented the consummation of the merger and kept D&PL from being in a position to enter into transactions and relationships with others in the industry. In light of the merger of Monsanto into Pharmacia & Upjohn, Inc., after the filing of the original complaint, D&PL named both Pharmacia Corp. (the newly formed corporation and existing defendant) and Monsanto Company (a newly spun-off majority-owned subsidiary) as defendants in the amended complaint. D&PL filed two motions to compel additional discovery from Monsanto. Monsanto filed a motion for summary judgment and a motion to dismiss the added claim of tortious interference contained in the amended complaint. Monsanto alleged that it was entitled to 1) dismissal of the action on the grounds that D&PL's amended complaint did not satisfy any of the elements of a tortious interference claim and, thus, did not state a viable claim; and 2) summary judgment because D&PL has not suffered any injury as a result of Monsanto's actions. On November 15, 2001, the Circuit Court denied Monsanto's motion for summary judgment on the breach of contract claims, holding that the case presents issues for trial by jury. The Court also denied Monsanto's motion to dismiss or for summary judgment on D&PL's claim for tortious interference with business relationships. The Court also granted substantially all of the discovery sought by D&PL in its motion to compel. The parties are in discovery.

Item 2.  Changes in Securities and Use of Proceeds
Not applicable

Item 3.  Defaults Upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Delta and Pine Land Company was held on April 25, 2002. The following matters were brought to a vote with the noted results:

                     Item                              For           Against         Abstain          Non-Voted

1.  Re-elect of Class III Director
     Jon. E. M. Jacoby                              35,014,148          0            602,957              0

2.   Re-elect of Class III Director
      F. Murray Robinson                            32,725,692          0           2,891,413             0

3.  Ratify appointment of Arthur
     Andersen LLP as the independent public
     accountants for the fiscal year ending
     August 31, 2002                                32,625,716      2,576,381        415,008              0

Item 5.  Business

Domestic

Delta and Pine Land Company ("D&PL"), a Delaware corporation, and subsidiaries are primarily engaged in the breeding, production, conditioning and marketing of proprietary varieties of cotton planting seed in the United States and other cotton producing nations. D&PL also breeds, produces, conditions and distributes soybean planting seed in the United States.

Since 1915, D&PL has bred, produced and/or marketed upland picker varieties of cotton planting seed for cotton varieties that are grown primarily east of Texas and in Arizona. D&PL has used its extensive classical plant breeding programs to develop a gene pool necessary for producing cotton varieties with improved agronomic traits important to farmers, such as crop yield, and to textile manufacturers, such as enhanced fiber characteristics.

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

International

During the 1980's, as a component of its long-term growth strategy, D&PL began to market its products, primarily cottonseed, internationally. Over a period of years, D&PL has strengthened and expanded its international staff in order to support its expanding international business, primarily through joint ventures. In foreign countries, cotton acreage is often planted with farmer-saved seed which has not been delinted or treated and is of low overall quality. Management believes that D&PL has an attractive opportunity to penetrate foreign markets because of its widely adaptable, superior cotton varieties, technological know-how in producing and conditioning high-quality seed and its brand name recognition. Furthermore, in many countries the Bollgard gene technology and Roundup Ready gene technology licensed from Monsanto are effective and could bring value to farmers.

D&PL sells its products in foreign countries through (i) export sales, (ii) direct in-country operations through either joint ventures or wholly owned subsidiaries and to a lesser degree (iii) distributors or licensees. The method varies and evolves, depending upon D&PL's assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. Prior to 1999, a majority of D&PL's international sales resulted from exports from the U.S. of D&PL's products rather than direct in-country operations. In 2001 and year to date 2002, the majority of international sales came from in-country operations.

See Note 3 of the Notes to Consolidated Financial Statements in Part I, Item 1 for further details about business segments.

Joint Ventures

In March 1995, D&PL and Monsanto formed D&M International, LLC to introduce cotton planting seed in international markets combining D&PL's acid delinting technology and elite germplasm and Monsanto's Bollgard and Roundup Ready gene technologies. In May 2002, D&PL acquired the remaining 50% interest in D&M International, LLC from Pharmacia, formerly known as Monsanto. Pharmacia activated a cross purchase provision in the operating agreement for D&M International, LLC, and D&PL notified Pharmacia Corporation that it elected to have D&M International, LLC redeem Pharmacia Corporation's 50% interest in the company. As a result of the redemption of Pharmacia's interest, D&PL now owns all of D&M International.

In November 1995, D&M International, LLC formed a subsidiary, D&PL China Pte Ltd. ("D&PL China") and in November 1996, D&PL China formed with parties in Hebei Province, one of the major cotton producing regions in the People's Republic of China, Hebei Ji Dai Cottonseed Technology Company Ltd. ("Ji Dai"), a joint venture controlled by D&PL China. D&PL China is 80% owned by D&M International, LLC and 20% owned by a Singaporean entity. Ji Dai is 67% owned by D&PL China and 33% by Chinese parties. In June 1997, Ji Dai commenced construction of a cottonseed conditioning and storage facility in Shijiazhuang, Hebei, China, pursuant to the terms of the joint venture agreement. The new facility was completed in December 1997 and seed processing and sales of seed of a D&PL cotton variety containing Monsanto's Bollgard technology commenced in 1998.

In December 1997, D&M International, LLC, formed a joint venture with Ciagro S.R.L. ("Ciagro"), a distributor of agricultural inputs in the Argentine cotton region, for the production and sale of genetically improved cottonseed. CDM Mandiyu S.R.L., is owned 60% by D&M International, LLC, and 40% by Ciagro. CDM Mandiyu S.R.L. has been licensed to sell D&PL cotton varieties containing Monsanto's Bollgard gene technology. Sales of such varieties commenced in 1999. CDM Mandiyu S.R.L. plans to sell Roundup Ready cottonseed varieties, which received government approval in 2001, beginning in October 2002.

In July 1998, D&PL China and the Anhui Provincial Seed Corporation formed a joint venture, Anhui An Dai Cotton Seed Technology Company, Ltd. ("An Dai") which is located in Hefei City, Anhui, China. An Dai is 49% owned by D&PL China. Under the terms of the joint venture agreement, the newly formed entity will produce, condition and sell acid delinted D&PL varieties of cottonseed, which contain Monsanto's Bollgard gene. Commercial sales of D&PL cotton varieties containing the Bollgard gene technology began in 2000.

In November 1998, D&M International LLC and Maeda Administracao e Participacoes Ltda, an affiliate of Agropem - Agro Pecuria Maeda S.A., formed a joint venture in Minas Gerais, Brazil. The new company, MDM Maeda Deltapine Monsanto Algodao Ltda. ("MDM"), produces, conditions and sells acid-delinted D&PL varieties of cotton planting seed. In 2000, D&PL began selling D&PL conventional cotton varieties and first year sales accounted for more than 20% of cotton acreage planted in Brazil. MDM will introduce transgenic cottonseed varieties containing both Bollgard and Roundup Ready gene technologies in the Brazilian market as soon as government approvals are obtained. MDM is 51% owned by D&M International LLC and 49% by a Brazilian entity.

In October 2001, D&PL announced that it had recently signed Letters of Intent with two parties in China to form two new joint ventures there, one each in Hubei and Henan provinces. These two new potential markets contain 1.2 million acres, which is almost 1.5 times the size of the combined Hebei and Anhui markets. A joint venture agreement was negotiated and agreed to with the parties in Henan province and the agreement was submitted to the Chinese government authorities for approval. However, in April, 2002, China announced rules prohibiting new foreign investment in genetically-modified seed companies which will restrict the ability of non-Chinese companies, including D&PL, from investing in such joint ventures. D&PL expects to continue to expand its business in China through its existing joint ventures, JiDai and AnDai, which are unaffected by the new investment rules.

In May 2002, D&PL established DeltaMax Cotton LLC, a joint venture with MaxyAg, Inc., a wholly-owned subsidiary of Maxygen, Inc. DeltaMax Cotton LLC will create, develop and commercialize value-enhancing traits for the cotton seed market that will complement and/or compete with traits available today. Commercialization of new traits developed by this venture is not expected until after 2007. DeltaMax Cotton LLC will contract research and development activities to MaxyAg, D&PL and third parties when appropriate, and license its products to D&PL and potentially to others. D&PL and MaxyAg each own 50% of DeltaMax Cotton LLC.

Subsidiaries

D&PL's operations in Groblersdal, South Africa and Catamarca, Argentina process foundation seed grown in these countries. The use of Southern Hemisphere winter nurseries and seed production programs such as these can accelerate the introduction of new varieties because D&PL can raise at least two crops per year by taking advantage of the Southern Hemisphere growing season. D&PL maintains a winter nursery in Canas, Costa Rica and has completed construction of a delinting plant there to process foundation seed for export to the United States. Multiple winter nursery locations are used to manage seed production risks.

Deltapine Australia Pty. Ltd., a wholly owned Australian subsidiary of D&PL, conducts breeding, production, conditioning and marketing of cotton planting seed in Australia. Certain varieties developed in Australia are well adapted to other Southern Hemisphere cotton producing countries and Australian developed varieties are exported to these areas. D&PL sells seed of both conventional and transgenic varieties in Australia. D&PL, through its Australian operations, is identifying smaller potential export markets for D&PL's products throughout Southeast Asia. The adaptability of D&PL's germplasm must be evaluated in the target markets before such sales can be made.

Employees

As of June 28, 2002, D&PL employed a total of 537 full time employees worldwide excluding an estimated 149 employees of joint ventures. Due to the nature of the business, D&PL utilizes seasonal employees in its delinting plants and its research and foundation seed programs. The maximum number of seasonal employees approximates 175 and typically occurs in October and November of each year. D&PL considers its employee relations to be good.

Biotechnology

Insect Resistance for Cotton

Collaborative biotechnology licensing agreements, which were executed with Monsanto in 1992 and subsequently revised in 1993 and amended and restated in 1996 and further amended in December 1999, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in D&PL's varieties in the United States. The selected Bt is a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. This transgenic plant tissue is lethal to certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to D&PL for use under the trade name Bollgard. In D&PL's primary markets, the cost of insecticides is the largest single expenditure for many cotton growers. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, the United States Environmental Protection Agency ("EPA") completed its initial registration of the Bollgard gene technology, thus clearing the way for commercial sales of seed containing the Bollgard gene. In 1996, D&PL sold commercially for the first time two Deltapine varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") between D&PL and Monsanto. This initial EPA registration had been set to expire on January 1, 2001 but was updated to expire January 1, 2002. In September 2001, the EPA renewed the registration for an additional five years, at which time the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.

Pursuant to the terms of the Bollgard Agreement, farmers must buy a limited use sublicense for the technology from D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), in order to purchase seed containing the Bollgard gene technology. D&M Partners contracts the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto. The distributor/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee, presently approximately 15%. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 71% of the net sublicense fee (technology sublicensing fees less distributor/dealer payments) and D&PL retains 29% for its services. The expiration date of the Bollgard Agreement is determined by the last to expire of the patent rights licensed under that agreement. Unless sooner terminated by D&PL, as is permitted after October 11, 2008, the expiration date of the Bollgard Agreement based on the last to expire of the patents currently licensed thereunder will be September 28, 2016.

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

In May 2002, D&PL reached a product development agreement with Syngenta pursuant to which D&PL will introgress, test and evaluate Syngenta's insect resistance technology in D&PL's elite cotton germplasm. Under the development agreement, Syngenta will pay D&PL for development work, including introgression, testing and evaluation. When appropriate testing indicates that Syngenta technology combined with D&PL germplasm is competitive and once a commercialization agreement is reached, D&PL elite varieties containing Syngenta's technology may be available for introduction to growers in 2004.

Herbicide Tolerance for Cotton

In February 1996, D&PL and Monsanto executed the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement"), which provides for the commercialization of Roundup Ready cottonseed. Pursuant to the collaborative biotechnology licensing agreements executed in 1996 and amended in December 1999, D&PL has also developed transgenic cotton varieties that are tolerant to Roundup, a glyphosate-based herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. The Roundup Ready Agreement grants a license to D&PL and certain of its affiliates the right in the United States to sell cottonseed of D&PL's varieties that contain Monsanto's Roundup Ready gene. The Roundup Ready gene makes cotton plants tolerant to contact with Roundup herbicide. Similar to the Bollgard Agreement, farmers must execute limited use sublicenses in order to purchase seed containing the Roundup Ready Gene. The distributors/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee. D&PL's portion of the Roundup Ready technology fee varies depending on the technology fee per acre established by Monsanto. In 2000 and 2001, D&M Partners paid Monsanto approximately 70% of the Roundup Ready technology fees and D&PL retained the remaining 30%. The expiration date of the Roundup Ready Agreement is determined by the last to expire of the patent rights licensed under that agreement. Unless sooner terminated by D&PL, as is permitted after October 11, 2008, the expiration date of the Roundup Ready Agreement based on the last to expire of the patents currently licensed thereunder will be May 27, 2014.

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

Herbicide Tolerance for Soybeans

In February 1997, D&PL and Monsanto executed the Roundup Ready Soybean License Agreement (the "Roundup Ready Soybean Agreement"), which provides for the commercialization of Roundup Ready soybean seed. D&PL and Monsanto renegotiated the terms of sale of Roundup Ready Soybeans for 2001 and future years and executed a new agreement in September 2001.

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

The patents were developed from a research program conducted pursuant to a Cooperative Research and Development Agreement between D&PL and the U.S. Department of Agriculture's Agricultural Research Service ("USDA-ARS") in Lubbock, Texas. The technologies resulted from basic research and will require further development, currently underway, in order to be used in commercial seed. D&PL estimates that it will be several years before these technologies could be available commercially.

D&PL also has exclusive rights to market to third parties a method of plant transformation that was developed by the USDA-ARS under a research contract (funded by D&PL). This patent and the marketing rights apply to all plant species on which the method of transformation is effective. This transformation method uses techniques and plant parts that are not covered by currently issued plant transformation U.S. patents held by others. It is a method, which should be more efficient and effective than many other plant transformation techniques currently available.

Other

D&PL has licensing, research and development, confidentiality and material transfer agreements with providers of technology that D&PL is evaluating for potential commercial applications and/or introduction. D&PL also contracts with third parties to perform research on D&PL's behalf for enabling and other technologies that D&PL believes have potential commercial applications in varietal crops around the world.

Commercial Seed

In 2002, D&PL had available for sale 89 varieties as cotton planting seed for either commercial or experimental purposes. Of those varieties, 18 contained the Bollgard gene technology, 24 contained the Roundup Ready gene technology, 22 contained both gene technologies, and 25 were conventional varieties.

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

D&PL farms approximately 2,500 acres in the U.S., primarily for research purposes and for production of cotton and soybean foundation seed. D&PL has annual agreements with various growers to produce seed for cotton and soybeans. The growers plant parent seed purchased from D&PL and follow quality assurance procedures required for seed production. If the grower adheres to established Company quality assurance standards throughout the growing season and if the seed meets Company standards upon harvest, D&PL may be obligated to purchase specified minimum quantities of seed, usually in its first and second fiscal quarters, at prices equal to the commodity market price of the seed plus a grower premium. D&PL then conditions the seed for sale.

The majority of D&PL's sales are made from early in the second fiscal quarter through the beginning of the fourth fiscal quarter. Varying climatic conditions can change the quarter in which seed is delivered, thereby shifting sales and D&PL's earnings between quarters. Thus, seed production, distribution and sales are seasonal and interim results will not necessarily be indicative of D&PL's results for a fiscal year.

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

Domestically, D&PL promotes its cotton and soybean seed directly to farmers and sells its seed through distributors and dealers. All of D&PL's domestic seed products (including Bollgard and Roundup Ready technologies) are subject to return or credit, which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during D&PL's third and fourth quarters. D&PL provides for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to D&PL's operating results are recorded when such differences become known, typically in D&PL's fourth quarter. All significant returns occur or are accounted for by fiscal year end.

Euro Currency Conversion

On January 1, 1999, the euro became the common legal currency of 11 of the 15 member countries of the European Union.. To date, D&PL has not been affected by the euro currency conversion, nor does it expect to be adversely affected by these changes due to the nature of D&PL's activities there. For the foreseeable future, D&PL does not expect a material amount of its transactions to be denominated in the euro.

Risks and Uncertainties

From time to time, D&PL may publish forward-looking statements relating to such matters as anticipated financial performance, existing products, technical developments, new products, new technologies, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, D&PL notes that a variety of factors could cause D&PL's actual results and experience to differ materially from the anticipated results or other expectations expressed in D&PL's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of D&PL's business include those noted elsewhere in this Item and filing and the following:

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

     The planting seed market is highly competitive, and D&PL products face competition from a number of seed companies, diversified chemical companies, agricultural biotechnology companies, governmental agencies and academic and scientific institutions. A number of chemical and biotechnology companies have seed production and/or distribution capabilities to ensure market access for new seed products and new technologies that may compete with the Bollgard and Roundup Ready gene technologies. D&PL's seed products and technologies contained therein may encounter substantial competition from technological advances by others or products from new market entrants. Many of D&PL's competitors are, or are affiliated with, large diversified companies that have substantially greater resources than D&PL.

     The production, distribution or sale of crop seed in or to foreign markets may be subject to special risks, including fluctuations in foreign currency, exchange rate controls, expropriation, nationalization and other agricultural, economic, tax and regulatory policies of foreign governments. Particular policies which may affect the domestic and international operations of D&PL include the use of and the acceptance of products that were produced from plants that were genetically modified, the testing, quarantine and other restrictions relating to the import and export of plants and seed products and the availability (or lack thereof) of proprietary protection for plant products. In addition, United States government policies, particularly those affecting foreign trade and investment, may impact D&PL's international operations.

     The publicity related to genetically modified organisms ("GMOs") or products made from plants that contain GMOs may have an effect on D&PL's sales in the future. In 2001, approximately 90% of D&PL's cottonseed that was sold contained either the Bollgard, Roundup Ready, or both gene technologies and 86% of D&PL's soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the concern of some customers and governmental entities over finished products that contain GMOs could impact demand for crops (and ultimately seed) raised from seed containing such traits.

     Due to the varying levels of agricultural and social development of the international markets in which D&PL operates and because of factors within the particular international markets targeted by D&PL, international profitability and growth may be less stable and predictable than domestic profitability and growth. Furthermore, recent action taken by the U.S. government, including that taken by the U.S. Military in the aftermath of the tragic events of September 11, 2001, and conflicts between major cotton producing nations may serve to further complicate D&PL's ability to execute its long range ex-U.S. business plans because those plans include future expansion into Uzbekistan, Pakistan and India.

     Overall profitability will depend on the factors noted above as well as weather conditions, government policies in all countries where D&PL sells products and operates, worldwide commodity prices, D&PL's ability to successfully open new international markets, D&PL's ability to successfully continue the development of the High Plains market, the technology partners' ability to obtain timely government approval (and maintain such approval) for existing and for additional biotechnology products on which they and D&PL are working and D&PL's ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to successfully complete these projects may affect future profitability.

The risks and uncertainties that may affect the operations, performance, development and results of D&PL's business include those noted elsewhere in this Item and in "Risks and Uncertainties" in Item 7 of D&PL's Form 10K filed for the year ending August 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K.

On May 17, 2002, D&PL filed a report on Form 8-K dated May 15, 2002 under item 4 announcing a change in D&PL's certifying accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DELTA AND PINE LAND COMPANY


Date:     July 15, 2002               /s/ W.T. Jagodinski
                                      --------------------------------
                                      W. T. Jagodinski, Executive Vice President



Date:     July 15, 2002               /s/ R.D. Greene
                                      --------------------------------
                                      R. D. Greene,
                                      Vice President - Finance and Treasurer