Form 10-K
period 2002-08-31
DELTA & PINE LAND CO
filed 2002-11-25
CIK 902277

1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

     X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31,
--------
         2002 or

         Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
--------

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

Indicate  by  check  mark  whether  the  registrant  is  an  accelerated
filer  (as  defined  in  Exchange  Act  Rule  12b-2). Yes   X    No
                                                          -----      -----

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on October 31, 2002 as reported on the New York Stock Exchange, was approximately $637,857,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 31, 2002, Registrant had 38,148,505 outstanding shares of Common Stock.

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Delta and Pine Land Company Proxy Statement for the annual meeting of stockholders to be held on January 22, 2003. (Items 10, 11, 12 and 13 of Part III).

                                     PART I

ITEM 1.         BUSINESS

Domestic

Delta and Pine Land Company, a Delaware corporation, and subsidiaries ("D&PL") is primarily engaged in the breeding, production, conditioning and marketing of proprietary varieties of cotton planting seed in the United States and other cotton producing nations. We also breed, produce, condition and distribute soybean planting seed in the United States.

Since 1915, we have bred, produced and/or marketed upland picker varieties of cotton planting seed for cotton varieties that are grown primarily east of Texas and in Arizona. We have used our extensive classical plant breeding programs to develop a gene pool necessary for producing cotton varieties with improved agronomic traits important to farmers (such as crop yield) and to textile manufacturers (such as enhanced fiber characteristics).

In 1980, we added soybean seed to our product line. In 1996, we commenced commercial sales in the United States of cotton planting seed containing
                                                  1
Bollgard(R) gene technology licensed from Monsanto which expresses a protein toxic to certain lepidopteran pests. Since 1997, we have marketed in the U.S. cotton planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready(R) Cotton"). In 1997, we commenced commercial sales in the U.S. of soybean planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready Soybeans"). In 1998, we commenced sales of cottonseed of varieties containing both the Bollgard and Roundup Ready genes.

International

During the 1980's, as a component of our long-term growth strategy, we began to market our products, primarily cottonseed, internationally. Over a period of years, we have strengthened and expanded our international staff in order to support our expanding international business. In foreign countries, cotton acreage is often planted with farmer-saved seed which has not been delinted or treated and is of low overall quality. We believe that we have an attractive opportunity to penetrate foreign markets because of our widely adaptable, superior cotton varieties, technological know-how in producing and conditioning high-quality seed and our brand name recognition. Furthermore, Monsanto's Bollgard and Roundup Ready gene technologies (that we either have licensed or have options to license) are effective in many countries and could bring value to farmers.

We sell our products in foreign countries through (i) export sales to distributors, (ii) direct in-country operations through either joint ventures or wholly-owned subsidiaries and to a lesser degree (iii) licensees. The method varies and evolves, depending on our assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. In 2002, the majority of international sales came from direct in-country operations (primarily Argentina, Australia, Brazil, China, South Africa and Turkey).

See Note 12 of the Notes to Consolidated Financial Statements in Item 8 for further details about business segments.


____________________
1 On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company.

In this document, with respect to events occurring on or before March 31, 2000, the term "Monsanto" refers to the entity then designated Monsanto Company and renamed Pharmacia Corporation (NYSE: PHA) on that date. With respect to events occurring after March 31, 2000, this entity is referred to as "Pharmacia", and the entity formed as Monsanto Ag Company and renamed Monsanto Company (NYSE: MON) on that date is referred to as "Monsanto".

Joint Ventures

In March 1995, D&PL and Monsanto formed D&M International, LLC to introduce cotton planting seed in international markets combining our acid delinting technology and elite germplasm (cottonseed varieties) with Monsanto's Bollgard and Roundup Ready gene technologies.

In November 1995, D&M International, LLC formed a subsidiary, D&PL China Pte Ltd. ("D&PL China"). D&PL China is 80% owned by D&M International, LLC and 20% owned by a Singaporean entity. In November 1996, D&PL China formed Hebei Ji Dai Cottonseed Technology Company Ltd. ("Ji Dai") with parties in Hebei Province, one of the major cotton producing regions in the People's Republic of China. Ji Dai is 67% owned by D&PL China and 33% owned by Chinese parties. In June 1997, Ji Dai commenced construction of a cottonseed conditioning and storage facility in Shijiazhuang, Hebei, China, pursuant to the terms of the joint venture agreement. The new facility was completed in December 1997 and seed processing and sales of seed of a D&PL cotton variety containing Monsanto's Bollgard technology commenced in 1998.

In December 1997, D&M International, LLC formed a joint venture with Ciagro S.R.L. ("Ciagro"), a distributor of agricultural inputs in the Argentine cotton region, for the production and sale of genetically improved cottonseed. CDM Mandiyu S.R.L. ("CDM") is owned 60% by D&M International, LLC, and 40% by Ciagro. In September 1998, CDM began construction of a cottonseed conditioning and storage facility in Avia Terai, Chaco, Argentina. Construction was completed in June 1999. CDM has been licensed to sell our cotton varieties containing Monsanto's Bollgard gene technology. Sales of such varieties commenced in 1999. CDM has also been licensed to sell Roundup Ready cottonseed varieties, which received government approval in 2001. Roundup Ready cottonseed has been available for sale in Argentina since October 2002.

In July 1998, D&PL China and the Anhui Provincial Seed Corporation formed a joint venture, Anhui An Dai Cotton Seed Technology Company, Ltd. ("An Dai") which is located in Hefei City, Anhui, China. An Dai is 49% owned by D&PL China. Under the terms of the joint venture agreement, An Dai produces, conditions and sells our acid delinted varieties of cottonseed, which contain Monsanto's Bollgard gene. Commercial sales of our cotton varieties containing the Bollgard gene technology began in 2000. In January 2002, An Dai began construction of a cottonseed conditioning and storage facility in Hefei City, Anhui, China. Construction is expected to be completed in April 2003, when the plant will be operational.

In November 1998, D&M International, LLC and Maeda Administracao e Participacoes Ltda, an affiliate of Agropem - Agro Pecuria Maeda S.A., formed a joint venture in Minas Gerais, Brazil. The joint venture, MDM Maeda Deltapine Monsanto Algodao Ltda. ("MDM"), produces, conditions and sells our acid-delinted varieties of cotton planting seed. In 2000, we began selling our conventional cotton varieties. MDM will introduce transgenic cottonseed varieties containing both Bollgard and Roundup Ready gene technologies in the Brazilian market as soon as government approvals are obtained, which Monsanto has announced may not occur until 2005. MDM is 51% owned by D&M International, LLC and 49% owned by Maeda Administracao e Participacoes Ltda.

In October 2001, we announced that we had signed Letters of Intent with two parties in China to form two new joint ventures there, one each in Hubei and Henan provinces. These two new potential markets contain approximately 4.5 million acres of cotton planted in 2001 which is almost 2.5 times the size of the combined Hebei and Anhui markets. A joint venture agreement was negotiated and agreed to with the parties in Henan province and the agreement was submitted to the Chinese government authorities for approval. However, in April 2002, China announced rules prohibiting new foreign investment in seed companies that intend to sell genetically modified seed which will restrict the ability of non-Chinese companies, including us, from investing in such joint ventures. We have, however, signed a distribution agreement with a party in the Henan province and will be distributing seed there in fiscal 2003 from our joint venture in Hebei province, Ji Dai. We expect to continue to expand our business in China through our existing joint ventures, Ji Dai and An Dai.

In May 2002, we acquired the 50% interest in D&M International, LLC that we did not own from Pharmacia. Pharmacia activated a cross purchase provision in the operating agreement for D&M International, LLC, and we elected to have D&M International, LLC redeem Pharmacia's 50% interest in D&M International, LLC. As a result of the redemption of Pharmacia's interest, we now own all of D&M International, LLC.

In May 2002, we established DeltaMax Cotton, LLC, a limited liability company jointly owned with Verdia, Inc. ("Verdia"; formerly known as MaxyAg, Inc.), a wholly-owned subsidiary of Maxygen, Inc. DeltaMax Cotton, LLC was formed to create, develop and commercialize value-enhancing traits for the cottonseed market that will complement and/or compete with traits available today. Commercialization of new traits developed by this venture is not expected until after 2007. DeltaMax Cotton, LLC will contract research and development activities to Verdia, third parties and D&PL when appropriate, and license its products to D&PL and potentially to others. D&PL and Verdia each own 50% of DeltaMax Cotton, LLC.

Subsidiaries

D&PL South Africa, Inc. ("D&PL South Africa"), our wholly-owned subsidiary, through a South African branch, commercializes cottonseed varieties containing Monsanto's Bollgard and Roundup Ready technologies in South Africa. In addition, D&PL South Africa conducts winter nursery activities, produces cottonseed varieties for export to other countries and processes foundation seed grown in that country. We also maintain a winter nursery and foundation seed operation in Canas, Costa Rica and have completed construction of a delinting plant there to process foundation seed for export to the United States. Multiple winter nursery locations are used to manage seed production risks. The use of Southern Hemisphere winter nurseries and seed production programs such as these can accelerate the introduction of new varieties because we can raise at least two crops per year by taking advantage of the Southern Hemisphere growing season.

Deltapine Australia Pty. Ltd., our wholly-owned Australian subsidiary, breeds, produces, conditions and markets cotton planting seed in Australia. Certain varieties developed in Australia are well adapted to other major cotton producing countries and Australian-developed varieties are exported to those areas. We sell seed of both conventional and transgenic varieties in Australia. Through our Australian operations, we are identifying smaller potential export markets throughout Southeast Asia for our products. The adaptability of our germplasm must be evaluated in the target markets before such sales can be made.

Turk DeltaPine, Inc. ("Turk DeltaPine"), our wholly-owned subsidiary, through a Turkish branch, produces, conditions and markets cotton planting seed in Turkey. In addition, Turk DeltaPine produces conventional cottonseed varieties for sale in Turkey and Europe.

Employees

As of October 31, 2002, we employed a total of 555 full time employees worldwide excluding approximately 80 employees of joint ventures. Due to the nature of the business, we utilize seasonal employees in our delinting plants and our research and foundation seed programs. The maximum number of seasonal employees approximates 175 and typically occurs in October and November of each year. We consider our employee relations to be good.

Biotechnology

Insect Resistance for Cotton

Collaborative biotechnology licensing agreements, which were executed with Monsanto in 1992 and subsequently revised in 1993, 1996 and December 1999, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in our varieties in the United States. The selected Bt gene is from a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. The resulting transgenic plant tissue is lethal to certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to us for use under the trade name Bollgard. In our primary markets, the cost of insecticides is a major expenditure for many cotton growers. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, the United States Environmental Protection Agency ("EPA") completed its initial registration of the Bollgard gene technology, thus clearing the way for commercial sales of seed containing the Bollgard gene. In 1996, we sold commercially for the first time two Deltapine varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") between D&PL and Monsanto. This initial EPA registration had been set to expire on January 1, 2001 but was updated to expire January 1, 2002. In September 2001, the EPA renewed the registration for an additional five years, at which time the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.

Pursuant to the terms of the Bollgard Agreement, farmers must buy a limited use sublicense for the technology from D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), in order to purchase seed containing the Bollgard gene technology. D&M Partners contracts the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto. The distributor/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee, presently approximately 15%. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 71% of the net sublicense fee (technology sublicensing fees less distributor/dealer payments) and we retain the remainder of 29% for our services. The expiration date of the Bollgard Agreement is determined by the last to expire of the patent rights licensed under that agreement. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), the expiration date of the Bollgard Agreement will be September 28, 2016.

Pursuant to the Bollgard Agreement, Monsanto must defend and indemnify us against claims of patent infringement, including all damages awarded or amounts paid in settlements. Monsanto must also indemnify us against a) costs of inventory and b) lost profits on inventory which becomes unsaleable because of patent infringement claims. Monsanto must defend any claims of failure of performance of a Bollgard gene. Monsanto and D&PL share the cost of any product performance claims in proportion to each party's share of the royalty. The indemnity from Monsanto only covers performance claims involving failure of performance of the Bollgard gene and not claims arising from other causes. Pharmacia remains liable for Monsanto's performance under these defense and indemnity agreements.

In December 2000, D&PL and Monsanto executed the Bollgard II Gene License and Seed Services Agreement (the "Bollgard II Agreement") for Monsanto's subsequent insect resistance product. The Bollgard II Agreement contains essentially the same terms as the Bollgard Agreement. D&PL will begin commercialization of Bollgard II once Monsanto obtains U.S. government regulatory approval.

In May 2002, we signed a product development agreement with Syngenta Seed AG ("Syngenta") whereby Syngenta will pay us for development work, including introgression, testing and evaluation, of Syngenta's insect resistance technology in our elite cotton germplasm. If appropriate testing indicates that Syngenta technology combined with our germplasm is competitive and if a commercialization agreement is reached, our elite varieties containing Syngenta's technology could potentially be available for introduction to growers as early as 2004, subject to Syngenta obtaining U.S. government regulatory approval and other factors.

Herbicide Tolerance for Cotton

In February 1996, D&PL and Monsanto executed the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement"), which provides for the commercialization of Roundup Ready cottonseed. Pursuant to the collaborative biotechnology licensing agreements executed in 1996 and amended in July 1996 and December 1999, we have also developed transgenic cotton varieties that are tolerant to Roundup(R), a glyphosate-based herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. The Roundup Ready Agreement grants a license to D&PL and certain of our affiliates the right in the United States to sell cottonseed of our varieties that contain Monsanto's Roundup Ready gene. The Roundup Ready gene makes cotton plants tolerant to contact with Roundup herbicide applications made during a finite early season growth period. Similar to the Bollgard Agreement, farmers must execute limited use sublicenses in order to purchase seed containing the Roundup Ready gene. The distributors/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee. Our portion of the Roundup Ready technology fee varies depending on the technology fee per acre established by Monsanto. In 2001 and 2002, D&M Partners paid Monsanto approximately 70% of the Roundup Ready technology fees and we retained the remaining 30%. The expiration date of the Roundup Ready Agreement is determined by the last to expire of the patent rights licensed under that agreement. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), the expiration date of the Roundup Ready Agreement will be May 27, 2014.

Pursuant to the Roundup Ready Agreement, Monsanto must defend and indemnify us against claims of patent infringement, including all damages awarded or amounts paid in settlements. Monsanto will also indemnify us against the cost of inventory that becomes unsaleable because of patent infringement claims, but Monsanto is not required to indemnify us against lost profits on such unsaleable seed. In contrast with the Bollgard Agreement, where the cost of gene performance claims will be shared in proportion to the division of sublicense revenue, Monsanto must defend and must bear the full cost of any claims of failure of performance of the Roundup Ready Gene. Pharmacia remains liable for Monsanto's performance under these defense and indemnity agreements. In both agreements, generally, we are responsible for varietal/seed performance issues, and Monsanto is responsible for failure of the genes.

Herbicide Tolerance for Soybeans

In February 1997, D&PL and Monsanto executed a Roundup Ready Soybean License Agreement which provided for commercialization of Roundup Ready soybean seed. Effective September 1, 2001, D&PL and Monsanto executed a new Roundup Ready Soybean License and Seed Services Agreement (the "Roundup Ready Soybean Agreement") for 2001 and future years. The Roundup Ready Soybean Agreement grants a non-exclusive license to D&PL to produce and to sell in the United States soybean seed containing Monsanto's Roundup Ready gene. The Roundup Ready gene makes soybean plants tolerant to contact with Roundup herbicide applications when used in accordance with product instructions. Similar to the Bollgard Agreement and the Roundup Ready Agreement for cotton, farmers must execute limited use sublicenses in order to purchase soybean seed containing the Roundup Ready gene. The royalty charged to the seed partners, including D&PL, is set annually by Monsanto. We receive a portion of the royalty for our services under the Roundup Ready Soybean Agreement and may receive additional incentives based on a separate licensee incentive agreement. We have the right to terminate the Roundup Ready Soybean Agreement at our option upon 90 days notice to Monsanto; Monsanto may terminate the agreement only for cause. Unless terminated sooner, the Roundup Ready Soybean Agreement will expire December 31, 2012.

Since 1987, we have conducted research to develop soybean plants that are tolerant to certain DuPont STS(R) herbicides. Such plants enable farmers to apply these herbicides for weed control without significantly affecting the agronomics of the soybean plants. Since soybean seed containing the STS herbicide-tolerant trait is not genetically engineered, sale of this seed does not require government approval, although the herbicide to which they express tolerance must be EPA approved.

Transformation, Enabling and Other Technologies

In March 1998, D&PL and the United States of America, as represented by the Secretary of Agriculture (USDA) were granted United States Patent No. 5,723,765, entitled "Control Of Plant Gene Expression". Subsequently, two other patents (United States Patent Nos. 5,925,808 and 5,977,441) were granted under the same title. The patents for the Technology Protection System resulted from a concept developed by research scientists employed by both D&PL and the U.S. Department of Agriculture's Agricultural Research Service ("USDA-ARS"). The patents broadly cover all species of plants and seed, both transgenic and conventional, for a system designed to allow control of progeny seed viability without harming the crop. One application of the technology could be to control unauthorized planting of seed of proprietary varieties (sometimes called "brown bagging") by making such a practice non-economic since unauthorized saved seed will not germinate, and, therefore, would be useless for planting. Another application of the technology would be to prevent the unlikely possibility of transfer of transgenes, through pollen, to closely related species of plants. These patents have the prospect of opening significant worldwide seed markets to the sale of transgenic technology in varietal crops in which crop seed currently is saved and used in subsequent seasons as planting seed. D&PL and the USDA executed a commercialization agreement on July 6, 2001 for this technology giving us the exclusive right to market this technology. Once developed, we intend licensing of this technology to be widely available to other seed companies.

In July 1999, United States Patent No. 5,929,300, entitled "Pollen Based Transformation System Using Solid Media," was issued to the United States of America as represented by the Secretary of Agriculture (USDA). This patent covers transformation of plants. The patent for the Pollen Transformation System resulted from a research program conducted pursuant to a Cooperative Research and Development Agreement between D&PL and the USDA-ARS in Lubbock, Texas. D&PL and the USDA executed on December 18, 2000 a commercialization agreement, providing us exclusive rights to market this technology to third parties, subject to certain rights reserved to the USDA. This transformation method uses techniques and plant parts that are not covered by currently issued plant transformation U.S. patents held by others. It is a method which should be more efficient and effective than many other plant transformation techniques currently available. This patent and the marketing rights apply to all plant species on which this method of transformation is effective.

The technologies described above resulted from basic research and will require further development in order to be used in commercial seed. We estimate that it will be several years before either of these technologies could be available commercially. In addition, we have rights to other transformation, enabling and other technologies that are useful to our research and commercial efforts and, in some cases, may be sublicensed to others.

Other

We have licensing, research and development, confidentiality and material transfer agreements with providers of technology that we are evaluating for potential commercial applications and/or introduction. We also contract with third parties to perform research on our behalf for enabling and other technologies that we believe have potential commercial applications in varietal crops around the world.

Commercial Seed

The following table presents the number of commercial cottonseed and soybean seed varieties we sold in the years ended August 31,:


                                             2001                   2002
                                        ---------------       ---------------
Cotton
     Conventional                                  24                   24
     Bollgard                                       6                    6
     Roundup Ready                                 16                   16
     Bollgard/Roundup Ready                        16                   16
                                       ---------------       --------------
                                                   62                   62
                                       ===============       ==============

Soybeans
     Conventional                                   2                    2
     Roundup Ready                                 10                   10
     STS                                            2                    2
                                       ---------------       --------------
                                                   14                   14
                                       ===============       ==============

In addition to the above, in 2002, we had 59 experimental cotton varieties and 11 experimental soybean varieties in late stage development prior to commercialization. In 2001, we had 52 experimental cotton varieties and 11 experimental soybean varieties in late stage development prior to commercialization.

Seed of all commercial plant species is either varietal or hybrid. Our cotton and soybean seed are varietals. Varietal plants can be reproduced from seed produced by a parent plant, with the offspring exhibiting only minor genetic variations. The Plant Variety Protection Act of 1970, as amended in 1994, in essence prohibits, with limited exceptions, purchasers of varieties protected under the amended Act from selling seed harvested from these varieties without permission of the plant variety protection certificate owner. Some foreign countries provide similar legal protection for breeders of crop varieties.

Although cotton is varietal and, therefore, can be grown from seed of parent plants saved by the growers, most farmers in our primary domestic markets purchase seed from commercial sources each season because cottonseed requires delinting prior to seed treatment with chemicals and in order to be sown by modern planting equipment. Delinting and conditioning may be done either by a seed company on its proprietary seed or by independent delinters for farmers. Modern cotton farmers in upland picker areas generally recognize the greater assurance of genetic purity, quality and convenience that professionally grown and conditioned seed offers compared to seed they might save. Additionally, U.S. patent laws make unlawful any unauthorized planting of seed containing patented technology, such as Bollgard and Roundup Ready, saved from prior crops.

We farm approximately 2,000 acres in the U.S., primarily for research purposes and for production of cotton and soybean foundation seed. We have annual agreements with various growers to produce seed for cotton and soybeans. The growers plant parent seed purchased from us and follow quality assurance procedures required for seed production. If the grower adheres to our established quality assurance standards throughout the growing season and if the seed meets our standards upon harvest, we may be obligated to purchase specified minimum quantities of seed, usually in our first and second fiscal quarters, at prices equal to the commodity market price of the seed plus a grower premium. We then condition the seed for sale.

The majority of our sales are made from early in the second fiscal quarter through the beginning of the fourth fiscal quarter. Varying climatic conditions can change the quarter in which seed is delivered, thereby shifting sales and our earnings between quarters. Thus, seed production, distribution and sales are seasonal and interim results will not necessarily be indicative of our results for a fiscal year.

Revenues from domestic seed sales are recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard and Roundup Ready cottonseed are based on pre-established planting rates for eight geographic regions and consider the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors.

International export revenues are recognized upon the later of when seed is shipped or the date letters of credit are confirmed. Generally, international export sales are not subject to return. Generally, all other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

Domestically, we promote our cotton and soybean seed directly to farmers and sell our seed through distributors and dealers. All of our domestic seed products (including those containing Bollgard and Roundup Ready technologies) are subject to return and credit risk, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during our third and fourth quarters. We provide for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to our operating results are recorded when such differences become known, typically in our fourth quarter. All significant returns occur and are accounted for by fiscal year end.

Outlook

From time to time, we may make forward-looking statements relating to such matters as anticipated financial performance, existing products, technical developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include those noted elsewhere in this Item and in "Risks and Uncertainties" in Item 7.

Availability of Information on Our Website

Additional information (including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange
Act) is available at our website at www.deltaandpine.com under Investor Relations, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.

ITEM 2.   PROPERTIES

We maintain facilities primarily used for research, delinting, conditioning, storage and distribution. Our world headquarters is located in Scott, Mississippi. This location is used for corporate offices, quality assurance, research and development, sales and marketing, seed production, and cottonseed delinting, conditioning and storage.

Our other owned cottonseed delinting, conditioning and storage facilities in the United States are in: Eloy, Arizona; Hollandale, Mississippi; and Aiken, Texas. We own a soybean processing plant in Harrisburg, Arkansas. We also own cottonseed delinting facilities in Narromine, New South Wales, Australia; Groblersdal, South Africa; Canas, Costa Rica; Shijiazhuang, Hebei, China (through a Chinese joint venture); Hefei City, Anhui, China (through a Chinese joint venture) and Avia Terai, Chaco, Argentina (through an Argentine joint venture). We also own facilities in Tunica, Mississippi and Chandler, Arizona that are not currently in use.

Our plant breeders conduct research at eight company-owned facilities in the United States. We also own a research facility in Australia and lease research facilities in Brazil and Greece. In connection with our foundation seed program, we lease land in the United States, Argentina, Australia, Brazil, China, Costa Rica, South Africa and Turkey.

All owned properties are free of encumbrances. We lease other various warehouse space. We believe that all of our facilities, including our conditioning, storage and research facilities, are well maintained and generally adequate to meet our needs for the foreseeable future. (See "Liquidity and Capital Resources" in Item 7).

PRINCIPAL COMPANY LOCATIONS, AFFILIATES AND SUBSIDIARIES:

World Headquarters
Scott, Mississippi, USA

Research Centers                           Operations Facilities
Scott, Mississippi, USA                    Scott, Mississippi, USA
Winterville, Mississippi, USA              Hollandale, Mississippi, USA
Maricopa, Arizona, USA                     Eloy, Arizona, USA
Tifton, Georgia, USA                       Harrisburg, Arkansas, USA
Hartsville, South Carolina, USA            Aiken, Texas, USA
Hale Center, Texas, USA                    Lubbock, Texas, USA
Haskell, Texas, USA                        Avia Terai, Chaco, Argentina
Lubbock, Texas, USA                        Narromine, New South Wales, Australia
Narrabri, New South Wales, Australia       Canas, Costa Rica
Capinopolis, Minas Gerais, Brazil          Hefei City, Anhui,
Canas, Costa Rica                            People's Republic of China
Larissa, Greece                            Shijiazhuang, Hebei,
                                             People's Republic of China
                                           Groblersdal, South Africa

                                           Foreign Offices
                                           Narrabri, New South Wales, Australia
                                           Uberlandia, Minas Gerais, Brazil
                                           Canas, Costa Rica
                                           Thessaloniki, Greece
                                           Mexicali, Mexico
                                           Mexico City, Mexico
                                           Wassenaar, The Netherlands
                                           Beijing, People's Republic of China
                                           Groblersdal, South Africa
                                           Seville, Spain
                                           Adana, Turkey
                                           Izmir, Turkey

ITEM 3.  LEGAL PROCEEDINGS

Product Claims

D&PL and Monsanto are named as defendants in one lawsuit filed in the State of Texas. The lawsuit was filed in Hockley County, Texas, on April 14, 1999. This lawsuit was removed to the United States District Court, Lubbock Division, but subsequently remanded back to the state court. This case was tried to a jury in August of 2002, and an adverse verdict was returned against D&PL and Monsanto. There are presently post-trial motions pending and D&PL intends to appeal the jury's decision. In this case the Plaintiff alleges that certain cottonseed acquired from the Paymaster division of D&PL did not perform as the farmer had anticipated and as allegedly represented to him.

D&PL and Monsanto were named as defendants in a lawsuit filed in the 106th Judicial District Court of Gaines County, Texas, on April 27, 2000. In this case the plaintiff alleges, among other things, that certain cottonseed acquired from D&PL that contained the Roundup Ready gene did not perform as the farmer had anticipated. D&PL and Monsanto are investigating the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready Agreement, D&PL has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify D&PL against all claims arising out of the failure of the Roundup glyphosate tolerance gene and Monsanto has agreed to do so. D&PL will not have a right of indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the herbicide tolerance gene and such claims are contained in this litigation.

D&PL and Monsanto and various retail seed suppliers were named as defendants in six pending lawsuits in the State of South Carolina. One lawsuit was filed November 15, 1999, in the Beaufort Division of the United States District Court, District of South Carolina; two of the other cases were filed on November 15, 1999, in the Court of Common Pleas of Hampton County, South Carolina. The two 1999 state court lawsuits were removed to the United States District Court for the District of South Carolina but were subsequently remanded back to the state court in which they were filed. The remaining three lawsuits were filed July 29, 2002, in the Court of Common Pleas of Hampton County, South Carolina. The 2002 state court filing of one of those cases (the "Axson case") was removed to United States District Court for the District of South Carolina, Beaufort Division, where it is presently pending. In each of these cases the plaintiff alleges, among other things, that certain seed acquired from D&PL which contained the Roundup Ready gene and/or the Bollgard gene did not perform as the farmer had anticipated. These lawsuits also include varietal claims aimed solely at D&PL. One of the 1999 cases filed in Hampton County as well as the 1999 case filed in the United States District Court seek class action treatment for all purchasers of certain D&PL varieties which contain the Monsanto technology. D&PL and Monsanto are continuing to investigate the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready Agreement and the Bollgard Agreement between D&PL and Monsanto, D&PL has a right to be contractually indemnified against all claims arising out of the failure of Monsanto's gene technology. D&PL will not have a right to indemnification, however, from Monsanto for any claim involving varietal characteristics separate from or in addition to the failure of the Monsanto technology and such claims are contained in each of these lawsuits.

D&PL was named as a defendant in four lawsuits filed in the State of Mississippi. One lawsuit was filed in the Circuit Court of Lowndes County, Mississippi on July 11, 2001. That suit alleges that certain cottonseed sold by D&PL did not germinate properly or at the rate stated on the label causing the farmer to incur losses during the 1998 growing season. The second suit was filed in the Circuit Court of Webster County on August 10, 2001. That suit alleges that the seed purchased by plaintiff failed to perform as represented and seeks damages for crop losses incurred during the 1999 growing season. The third lawsuit was filed in the Circuit Court of Holmes County on March 14, 2002. The suit has now been amended to include fifty-seven individual Plaintiffs who allege that certain cottonseed sold by D&PL was improperly mixed or blended and failed to perform as advertised. The fourth lawsuit was filed in the Circuit Court of Noxubee County on August 12, 2002, and involves a third-party complaint filed by a local seed distributor who was sued by a local farmer in a complaint which alleges that certain seed sold by the complaining distributor failed to comply with federal and state seed law requirements. D&PL is presently investigating all of these claims to determine the cause or causes of the alleged problems. None of the Mississippi lawsuits allege that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the terms of any gene licensing agreement with Monsanto.

On June 7, 2001, D&PL was named as a defendant in a lawsuit filed in the Circuit Court of Crockett County, Tennessee. This case was subsequently removed to the United Sates District Court for the Western District of Tennessee, Eastern Division. This lawsuit alleges that a specific cotton variety did not perform as promised and that the plaintiff farmers suffered lower than expected yields as a result of the allegedly defective variety and/or lower than expected tolerance to Roundup glyphosate. Pursuant to the terms of the Roundup Ready Agreement, D&PL has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the terms of the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify D&PL against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will have no right of indemnification from Monsanto, however, for the claims in this litigation involving varietal characteristics separate from or in addition to the herbicide tolerance gene and such claims are contained in this litigation.

D&PL and Monsanto were named as defendants in two companion cases filed in the State of Georgia. One was filed in the United States District Court for the Middle District of Georgia, Albany Division, on April 5, 2002; and the other case was filed in the Superior Court of Fulton County, Georgia, on April 29, 2002. The case filed in Fulton County was removed to the United States District Court on May 28, 2002. Both suits allege that seed purchased by Plaintiffs from D&PL, and technology purchased from Monsanto, failed to perform as represented and seek damages for crop losses during the 1998 growing season; the lawsuit further alleges that certain cotton varieties sold by D&PL suffered from a disease or malady known as "bronze wilt." Pursuant to the terms of the Roundup Ready Agreement, D&PL has tendered the defense of these claims to Monsanto and requested indemnity. Pursuant to the terms of the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify D&PL against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will have no right of indemnification from Monsanto, however, for any claim involving varietal characteristics separate from or in addition to the herbicide tolerance gene and such claims are contained in this litigation.

D&PL was named as a defendant, along with a local seed distributor in a lawsuit filed in the Superior Court of Colquitt County, Georgia on October 5, 2001. This lawsuit was removed to the United States District Court for the Middle District of Georgia. The lawsuit alleges that certain cottonseed varieties sold by D&PL suffered from a disease or malady known as bronze wilt. Although this lawsuit involves a cotton variety which contains the Roundup Ready gene, no claim against Monsanto was alleged, nor is there an allegation that Monsanto technology caused or contributed to Plaintiff's claims. Thus, it does not presently appear that Monsanto is contractually obligated to defend or indemnify D&PL in this case. D&PL is presently investigating this claim to determine the causes of the alleged problems.

D&PL was named as a co-defendant in a case which was originally filed against Monsanto on December 14, 1998, in the Superior Court of Lee County, Georgia. By order of the Court, D&PL was added as an additional defendant in May 2002. This lawsuit alleges a certain cottonseed sold by D&PL containing the Bt gene failed to perform as advertised and promoted. Pursuant to the terms of the Bollgard Agreement, D&PL has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the terms of the Bollgard Agreement, Monsanto is contractually obligated to defend and indemnify D&PL against all claims arising out of the failure of the Bollgard gene to perform. D&PL will have no right of indemnification from Monsanto for any claim involving varietal characteristics separate from or in addition to the Bollgard technology and such claims are contained in this litigation.

All litigation (25 cases) included in Item 3 of D&PL's Annual Report on Form 10-K filed for the year ended August 31, 2001 in the states of Alabama, North Carolina and Louisiana has been concluded. Additionally, the following cases have been resolved in Texas - the three lawsuits filed in Lamb County, Texas during April 1999, and the case filed in the Judicial District Court of Dawson County, Texas. These cases were resolved, both individually and collectively, without a material financial impact on D&PL.

Other Matters

In July 2002, Syngenta Biotechnology, Inc. ("SBI") brought suit in the U.S. District Court in Delaware alleging that D&PL's making, using, selling and offering to sell cotton planting seed containing Monsanto's Bt genes, being sold under the trade name Bollgard, infringes U.S. Patent 6,051,757 entitled "Regeneration Of Plants Containing Genetically Engineered T-DNA". The suit seeks a preliminary and permanent injunction against D&PL and Monsanto against further acts of alleged infringement, contributory infringement and inducement of infringement of SBI's patent and recovery of damages for unspecified amount including treble damages on account of the defendants' alleged willful infringement. D&PL has demanded that Pharmacia Corporation and Monsanto each agree to defend D&PL in this suit and to indemnify D&PL against damages, if any, which may be awarded. Monsanto has assumed the defense of D&PL and has filed an answer generally denying infringement and other claims made in the litigation. D&PL is assisting Monsanto to the extent reasonably necessary for the conduct of the litigation.

In May 2002, Pharmacia filed a suit in state court in Missouri against D&PL International Technology Corp. ("DITC"), D&PL's subsidiary, seeking a declaratory judgment that it was entitled to invoke the cross purchase provision in the Operating Agreement for D&M International, LLC, a limited liability company jointly owned by Pharmacia and DITC. In the alternative, Pharmacia sought a declaratory judgment that DITC was deemed to have consented to Pharmacia's transfer of the Operating Agreement to Monsanto and its issuance and transfer of shares of Monsanto's stock. DITC moved to dismiss on June 6, 2002, because the case was moot and did not present a justiciable controversy, in that DITC had already invoked its rights under the cross purchase provision and had caused Pharmacia's interest in D&M International, LLC to be redeemed. Instead of answering DITC's motion, on or about June 13, 2002, Pharmacia filed an amended petition, dropping all of its prior claims, and seeking a declaratory judgment that DITC has no contractual rights to enjoin Pharmacia from selling its shares of Monsanto or to seek damages for Pharmacia's prior initial public offering of Monsanto's shares to the public. DITC moved to dismiss the suit, since it had never threatened to enjoin the spin-off, and, in the alternative, moved for a more definite statement. On October 12, 2002, the Court denied DITC's motion to dismiss but granted DITC's motion for a more definite statement. Pharmacia filed a Second Amended Petition on October 30, 2002, and DITC filed a motion to dismiss the Second Amended Petition on November 19, 2002.

On May 15, 2000, several farmers and a seller of farm supplies filed suit in the United States District Court for the Northern District of Alabama, against Monsanto, D&PL, and D&M International, LLC (then jointly owned by Monsanto and D&PL) under federal antitrust laws and requested class certification. Plaintiffs claim that defendants have: (1) unlawfully attempted to monopolize the U.S. cottonseed and herbicide market in violation of ss. 2 of the Sherman Act; (2) monopolized the U.S. cottonseed and herbicide market in violation of ss. 2 of the Sherman Act; (3) conspired to unreasonably restrain trade in the U.S. cottonseed and herbicide market in violation of ss. 1 of the Sherman Act; and
(4) engaged in unlawful tying of cottonseed and herbicide in violation of ss. 3 of the Clayton Act. Plaintiffs demand unspecified antitrust damages, including treble and compensatory damages, plus costs of litigation, including attorneys' fees. In July 2000, D&PL answered the complaint and in October 2000, moved for dismissal of the action on the ground that plaintiffs had failed to allege any conduct or action by D&PL that violates the federal antitrust laws. On December 6, 2001, the United States District Judge, acting on the recommendation of the Magistrate Judge, granted Monsanto's and D&PL's motions to dismiss the complaint without prejudice. The plaintiffs were granted 30 days from the District Court's Order to file an Amended Complaint. On January 7, 2002, plaintiffs filed an Amended Complaint against Monsanto and D&PL; however, plaintiffs did not assert in their Amended Complaint any claims against D&M International, LLC. Both D&PL and Monsanto moved to dismiss the complaint. The Court granted this motion in part and denied it in part on May 30, 2002. D&PL filed an answer. On November 1, 2002, the Court granted Monsanto's and D&PL's motion to bifurcate discovery. Discovery is now in process but it is limited to discovery on class certification issues to be followed by discovery on the merits. On November 14, 2002, the Court granted plaintiff's motion for voluntary dismissal of the claims brought on behalf of direct purchasers. The Court also dismissed Counts 1 and 2 of the Amended Complaint, which alleged unlawful monopolization in the cottonseed and herbicide markets. The remaining claim (brought only on behalf of the indirect purchasers) relates to allegations about unlawful tying of cottonseed and herbicide. The plaintiffs have until March 15, 2003, to file a class certification motion.

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

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $715,265 at October 31, 2002) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make available seed for sale in Guatemala.

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

The parties litigated for several months over the appropriate forum to hear the case. A Delaware Court of Chancery ruling rejected Monsanto's attempt to maintain the action in Delaware and returned the parties to the Circuit Court for the First Judicial District of Bolivar County, Mississippi. Monsanto filed a motion for summary judgment on the breach of contract claims alleging that D&PL suffered no cognizable damages as a result of the failed merger. On December 18, 2000, D&PL amended its complaint to include a claim for tortious interference with prospective business relations on the grounds that Monsanto's unreasonable delay prevented the consummation of the merger and kept D&PL from being in a position to enter into transactions and relationships with others in the industry. In light of the merger of Monsanto into Pharmacia & Upjohn, Inc., after the filing of the original complaint, D&PL named both Pharmacia Corp. (the renamed existing defendant) and Monsanto Company (a newly spun-off subsidiary) as defendants in the amended complaint. D&PL filed two motions to compel additional discovery from Monsanto. Pharmacia and Monsanto filed a motion for summary judgment and a motion to dismiss the added claim of tortious interference contained in the amended complaint. Pharmacia and Monsanto alleged that they were entitled to 1) dismissal of the action on the grounds that D&PL's amended complaint did not satisfy any of the elements of a tortious interference claim and, thus, did not state a viable claim; and 2) summary judgment because D&PL has not suffered any injury as a result of Monsanto's actions. On November 15, 2001, the Circuit Court denied the defendants' motion for summary judgment on the breach of contract claims, holding that the case presents issues for trial by jury. The Court also denied defendants' motion to dismiss or for summary judgment on D&PL's claim for tortious interference with business relationships. The Court also granted substantially all of the discovery sought by D&PL in its motion to compel. The parties are in discovery and are commencing depositions. The judge in the case has ruled that all discovery, depositions, and pre-trial motions must be completed by September 2003 with a trial date set for January 2004.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol DLP. The range of closing prices for these shares for the last two fiscal years, as reported by the NYSE, was as follows:

Common Stock Data                                1st Qtr        2nd Qtr          3rd Qtr        4th Qtr
-----------------
                                                -----------    -----------     ------------    -----------

FYE August 31, 2001
Market Price Range - Low                            $21.75         $20.00           $22.15         $18.65
                   - High                            26.88          25.55            26.80          25.09


FYE August 31, 2002
Market Price Range - Low                            $16.23         $18.94           $17.49         $17.49
                   - High                            21.22          22.63            21.47          20.13




Annual dividends of $0.15 and $0.20 per share were paid in 2001 and 2002, respectively. The Board of Directors anticipates that quarterly dividends of $0.05 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Aggregate dividends paid on common shares in 2002 were $7.7 million and should approximate $7.6 million in 2003. Aggregate dividends paid on preferred shares in 2002 were $0.2 million and should approximate $0.2 million in 2003.

On October 31, 2002, there were approximately 6,000 shareholders of our 38,148,505 outstanding common shares.

Equity Compensation Plan Information

                                        Number of securities
                                          to be issued upon              Weighted average               Number of securities
                                             exercise of                  exercise price               remaining available for
                                        outstanding options,         of outstanding options,        future issuance under equity
          Plan category                  warrants and rights           warrants and rights                compensation plan
          -------------                  -------------------           -------------------                -----------------

Equity compensation plans
approved by security holders                  4,037,819                      $ 18.49                         1,281,394

Equity compensation plans not
approved by security holders                      -                             -                                -


ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS                           (In thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------------
                                               As of and for the Year Ended August 31,
---------------------------------------------------------------------------------------------------------------------

                                              1998            1999            2000            2001           2002
                                           -----------     ------------    -----------     -----------    ------------
Operating Results:
Net sales and licensing fees               $  192,339      $   260,465     $  301,181      $  305,806     $   257,807
Special charges and unusual
   items(1)                                   (22,662)         (29,884)        71,233          (6,301)              -
Net income                                      1,879            7,573         79,326          32,307          30,339
Balance Sheet Summary:
Current assets                             $  174,502      $   217,543     $  313,701      $  337,737     $   308,468
Current liabilities                           116,136          174,947        215,315         208,041         174,124
Working capital                                58,366           42,596         98,386         129,696         134,344
Total assets                                  251,791          295,758        390,134         411,521         383,142
Long-term debt                                 47,070           17,000          2,482           2,836           1,176
Stockholders' equity                           80,651           89,404        159,628         188,408         202,207
Per Share Data:
Net income - Diluted                       $     0.04      $      0.18     $     1.98      $     0.81     $      0.76
Book value                                       2.12             2.33           4.15            4.90            5.27
Cash dividends per common share                  0.12             0.12           0.12            0.15            0.20
Weighted average number of
 shares used in net income per share
 calculation -
 Diluted                                       40,839           40,973         40,159          40,111          39,781

------------------------------------------------------------------------------------------------------------------------




(1) In 1998, we reported (a) a $17.5 million special charge for inventory write-offs due to a reduction in cotton acreage in 1998, the realignment of our product line to seed with new technologies and the recall of certain products and (b) $5.1 million in costs associated with our evaluation of various strategic alternatives including the Monsanto merger. In 1999, we reported (a) special charges for inventory write-offs of $15.2 million resulting from our decision to purchase additional seed in 1999 to ensure that ample seed of both transgenic and conventional varieties were available and due to lower than expected soybean sales, (b) special charges of approximately $9.0 million related to the now failed acquisition by Monsanto, (c) nonrecurring charges for severance pay and relocation expenses of $2.0 million related to a reorganization of the sales and marketing and technical services divisions and (d) the loss on the disposal of fixed assets and other special charges of $3.7 million. In 2000, we reported the $81 million merger termination fee, net of related expenses as an unusual income item. In 2001, we reported (a) a $3.0 million special charge for the closing of a delinting plant and a write down of other long-lived assets to be disposed of and (b) a $3.3 million charge for severance pay related to the plant closing and reductions in operations and corporate staffs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The decrease in planted cotton acreage in the U.S. during 2002 adversely impacted our results for the fiscal year ended August 31, 2002. In a report dated June 28, 2002, the United States Department of Agriculture reported planted cotton acreage in the U.S. was expected to total 14.4 million acres. This represented an 8% drop from the previous year's estimate of 15.6 million acres. However, our estimate of actual planted cotton acreage in 2002 ranges from 13.5 to 14.0 million acres. The combined effect of low cotton commodity prices and relatively higher soybean and corn prices, along with the late enactment of the Farm Security and Rural Investment Act of 2002 (the "2002 Farm Bill") on May 13, 2002, resulted in many growers not planting cotton for the 2002 crop year. The late passage of the 2002 Farm Bill coupled with lower cotton prices were especially felt in areas where stripper cotton varieties are grown. Because the revenue potential per acre for stripper cotton varieties is significantly lower than the potential for picker cotton varieties, farmers in the stripper areas used cost cutting measures, including reduced seeding rates per acre and planting conventional seed and/or farmer-saved seed. Our earnings for fiscal 2002 were also negatively impacted by crop destruct program claims, which were significantly higher than in the prior year due to wet and unusually cool conditions that existed in the Mid-South early in the growing season. Under the crop destruct program, if a farmer plants transgenic seed and his crop is destroyed within sixty days of planting, then Monsanto, after field inspection, will forgive or waive the technology fee on the affected acreage. In addition, seed production problems early in the year related to certain Roundup Ready cottonseed varieties reduced seed availability which also affected our 2002 earnings, since we were unable to fill the demand for certain varieties. On a positive note, we were able to increase our gross margin percentage during fiscal 2002 compared to fiscal 2001, principally due to price increases for certain of our cotton planting seed. The price increases, coupled with the factors noted above, contributed to a reduction in unit sales and market share. These price increases were partially offset by higher costs for fuzzy cotton seed, our raw material.

Results from our international operations were negatively affected by lower planted acreage in key cotton producing countries where we operate. We have also felt the impact of farmers planting saved seed and/or counterfeit seed in China and Argentina.

Soybean sales for the year exceeded both 2001 sales and 2002 expectations, due primarily to improved product performance in 2001, more competitive pricing and marketing programs in 2002 and a 5% increase in soybean acreage in our primary marketing area.

Strategic Transactions and Events

In May 2002, we signed a product development agreement with Syngenta whereby Syngenta will pay us for development work, including introgression, testing and evaluation, of Syngenta's insect resistance technology in our elite cotton germplasm. If appropriate testing indicates that Syngenta technology combined with our germplasm is competitive and if a commercialization agreement is reached, our elite varieties containing Syngenta's technology could potentially be available for introduction to growers as early as 2004, subject to Syngenta obtaining U.S. government regulatory approval and other factors.

In May 2002, we established DeltaMax Cotton, LLC, a limited liability company jointly owned with Verdia, a wholly-owned subsidiary of Maxygen, Inc. DeltaMax Cotton, LLC was formed to create, develop and commercialize value-enhancing traits for the cottonseed market that will complement and/or compete with traits available today. D&PL and Verdia each own 50% of DeltaMax Cotton, LLC and we expect to invest in the aggregate up to $20 million over the next five to eight years to fund our portion of DeltaMax Cotton, LLC, which includes estimated expenses of $2.5 million in 2003, and $0.3 million in 2002.

In May 2002, we acquired the 50% interest in D&M International, LLC we did not own from Pharmacia for approximately $4.8 million. Pharmacia activated a cross-purchase provision in the operating agreement for D&M International, LLC, and we elected to have D&M International, LLC redeem Pharmacia's 50% interest in D&M International, LLC, rather than having D&M International, LLC redeem our interest.

In June 2002, we announced that Murray Robinson would retire as President and Chief Executive Officer effective August 31, 2002, and that W.T. Jagodinski, who was named Executive Vice President effective June 1, 2002, would succeed Robinson as President and Chief Executive Officer, effective September 1, 2002. In addition, Rick Greene, D&PL Vice President of Business Development, was named Vice President-Finance, Treasurer and Assistant Secretary, effective June 1, 2002. Effective September 1, 2002, W. T. Jagodinski became a member of the D&PL Board of Directors. His term will last until D&PL's 2003 Annual Meeting when shareholders will vote upon his re-election. His addition to the Board brings the total number of directors to seven.

Other Matters

We completed the plant closing and reorganization of the corporate staff announced in August 2001, which resulted in us taking a $6.3 million charge in the prior year. Essentially all severance payments were made by the end of the prior fiscal year. The changes were made to reduce plant capacity, production costs, and corporate overhead by eliminating positions and realigning our soybean breeding efforts.

With respect to our suit against Pharmacia and Monsanto Company, the parties remain in discovery. The judge in the case has ruled that all discovery, depositions, and pre-trial motions must be completed by September 2003 with a trial date set for January 2004. Our earnings for the 2002 fiscal year were impacted by legal expenses of $0.08 per share during the year, as the discovery and other pre-trial activities have intensified.
As discussed in Item 3 and the footnotes to the financial statements, we collected in fiscal 2000 (after we filed a lawsuit) the $81 million termination fee and recorded it net of related expenses as an unusual item.

Outlook

Future growth in sales and earnings will be dependent on (a) cotton acreage in the U.S. and around the world, (b) our ability to continue to profitably expand our international operations, (c) the successful development and launch of new technologies obtained from third parties with fee sharing arrangements that are more beneficial to us than current fee sharing arrangements and (d) our ability to successfully develop and launch technologies that we will own or have more control over (such as those being developed by DeltaMax Cotton, LLC). Due to our market position in the U.S., U.S. cotton acreage has a significant effect on our sales and earnings. Although we expect the 2002 Farm Bill to stabilize (and potentially increase) U.S. cotton acreage, other factors such as weather and commodity prices at or near the time farmers plant will have a significant effect on farmer planting decisions and, ultimately, our operating results.

As we have previously announced, we expect to provide 2003 earnings guidance later this year. Even though we believe the 2002 Farm Bill will have a positive effect on acreage, it is too early to predict with confidence the level of cotton acreage, since the Farm Bill is only one of the many elements a farmer considers when making planting decisions.

Internationally, we continue to expand our global reach and we seek to improve the operating results of our existing ex-U.S. operations. In 2002, planted cotton acreage declined in many key international markets where we operate due to low fiber prices. In fiscal 2002, we acquired the 50% interest in D&M International, LLC from Pharmacia. This strategic step will make it easier for us to introduce new technologies from third parties when they become available and gain regulatory approval in the countries where the joint ventures, partially owned by D&M International, LLC, operate. We will continue to develop new businesses in markets such as India, Pakistan and portions of Africa.

During the fourth quarter of fiscal 2001, we announced that we had signed Letters of Intent with two parties in China to form two new joint ventures there, one each in Hubei and Henan provinces. However, in April 2002, China announced rules prohibiting new foreign investment in seed companies that intend to sell genetically modified seed which will restrict the ability of non-Chinese companies, including us, from investing in such joint ventures. We have, however, signed a distribution agreement with a party in the Henan province and will be distributing seed there in fiscal 2003 from our joint venture in Hebei province, Ji Dai. We expect to continue to expand our business in China through our existing joint ventures, Ji Dai and An Dai.

We continue to review and evaluate alternative sources and types of technology that could bring valuable products to farmers. As agreements are reached with those parties, announcements will be made. We believe we are uniquely positioned to rapidly introduce new technologies to both U.S. and ex-U.S. cotton farmers due to the strength and breadth of our breeding programs and germplasm base, and our technical services capabilities, know-how, brand recognition and market position.

Share Repurchase Program/Dividend Policy

Our Board of Directors has previously approved a common stock repurchase plan of up to $50 million. We expect to continue purchasing shares in the open market subject to market price and other considerations. Currently, the quarterly dividend is $0.05 per share. The Board reviews the dividend policy quarterly. Assuming the dividend rate is maintained through 2003, the aggregate payments will be $7.6 million to the holders of the 38.1 million common shares outstanding and $0.2 million to the holder of the 1.1 million preferred shares outstanding. See "Risks and Uncertainties" located in this Item 7.

Net Sales and Licensing Fees

In 2002, our consolidated net sales and licensing fees decreased 15.7% to $257.8 million from 2001 sales of $305.8 million. This decrease was mainly attributable to (a) a reduction in planted cotton acreage in the U.S. that reduced domestic sales to $225.4 million in 2002 from $261.9 million in 2001, (b) a reduction in international sales to $32.4 million in 2002 from $43.9 million in 2001, (c) a loss in market share caused primarily by a price increase and the inability to fill demand for certain Roundup Ready picker cotton varieties, and (d) higher marketing program costs. The effects of these decreases were partially offset by an increase in soybean seed sales and licensing fees, which increased approximately 10% in 2002 from 2001. Sales of transgenic cotton seed comprised approximately 93% of total domestic cotton seed sales, up from approximately 91% in 2001.

In 2001, our consolidated net sales and licensing fees increased 1.5% to $305.8 million from 2000 sales of $301.2 million. This increase was primarily the result of (a) a continued market penetration of our stacked gene products in the domestic segment, (b) price increases in the domestic cotton segment, (c) increased export sales to Mexico, Greece, and Brazil and (d) increased sales by our joint ventures in China and Brazil. The effects of these increases were partially offset by lower than expected sales of soybeans. In 2001, domestic transgenic cottonseed sales comprised approximately 91% of total domestic unit sales of cottonseed, compared to approximately 89% in 2000. International sales increased to $43.9 million in 2001 from $31.0 million in 2000 due to sales increases in Mexico, Greece, China, and Brazil. In 2001, soybean sales and licensing fees decreased 34% from 2000.

Gross Profit

Our consolidated gross profit decreased to $92.5 million in 2002 compared to $105.6 million in 2001. Consolidated gross profit as a percentage of consolidated net sales and licensing fees increased to 36% in 2002 from 35% in 2001. This was primarily attributable to price increases for certain of our cotton seed, partially offset by higher costs of fuzzy seed.

Our consolidated gross profit increased to $105.6 million in 2001 compared to $99.4 million in 2000. This increase is primarily attributable to continued penetration of transgenic cottonseed varieties in the U.S., a price increase in the U.S. market, and increased sales in our international segment as discussed above, the positive effects of which were partly offset by lower soybean margins.

Operating Expenses

Operating expenses decreased to $42.7 million in 2002 from $47.6 million in 2001. The decrease was mainly attributable to cost savings realized from the plant closing and staff reductions announced in 2001, as well as reduced health insurance claims and a reduction in the discretionary bonus pool.

Operating expenses before special charges increased to $47.6 million in 2001 from $46.0 million in 2000. This increase is primarily due to higher general and administrative and research costs which were partially offset by continued cost savings generated from our 1999 reorganization of the sales and marketing staff and the related synergies of our advertising and promotional efforts.

Research and Development Expenses

Research and development expenses decreased 9.0% to $18.1 million in 2002 from $19.9 million in 2001. The restructuring of third-party research contracts, as well as cost savings realized from the reorganization announced in 2001 contributed to the decrease experienced in 2002.

Research and development expenses increased 6.6% to $19.9 million in 2001 from $18.7 million in 2000. The increase was primarily attributable to additional breeding programs in Georgia and Texas, advanced breeding programs, evaluation of new technologies, and additional international seed testing.

Selling Expenses

Selling expenses decreased 17.8% to $10.6 million in 2002 from $12.9 million in 2001. The reorganization announced in 2001 produced cost savings in the selling function, as did a reduction in our advertising expenditures.

Selling expenses decreased 9.3% to $12.9 million in 2001 from $14.2 million in 2000. This decrease was primarily attributable to our previous reorganization of the sales and marketing staff and the related synergies of combining our advertising and promotional efforts.

General and Administrative Expenses

General and administrative expenses decreased 5.3% to $14.0 million in 2002 from $14.8 million in 2001. This decrease was mainly attributable to a reduction in health insurance claims and a decrease in the discretionary bonus pool, offset by higher legal costs primarily related to structuring and negotiating agreements to access and license new technologies.

General and administrative expenses increased 12.9% to $14.8 million in 2001 from $13.1 million in 2000. The increase primarily consisted of an increase in property, casualty and health insurance costs.

Special Charges and Unusual Item

In 2001, in connection with the closing of our Chandler, Arizona delinting facility and the reduction in our domestic operations and corporate staffs, we recorded a $6.3 million charge associated with these actions. Of the $6.3 million, $3.0 million was related to the write down of fixed assets and $3.3 million to severance pay and related benefits. No special charges were recorded in 2002.

In fiscal 2000, we reported, as an unusual income item, the $81 million merger termination fee, net of related expenses, which was paid by Monsanto to us pursuant to the terms of the May 8, 1998, merger agreement.

Interest Income/Expense

Net interest income decreased to $1.2 million in 2002, compared to net interest income of $3.5 million in 2001. In 2002, interest income was $2.3 million and interest expense was $1.1 million. Lower interest rates earned on our cash resulted in lower interest earnings during 2002. International interest expense increased primarily due to an increase in interest rates incurred on debt at our joint venture in Argentina.

Net interest income was $3.5 and $0.9 million in 2001 and 2000, respectively. In 2001, interest income was $4.5 million and interest expense was $1.0 million. In 2000, interest income was $2.6 million and interest expense was $1.7 million. The interest income was primarily earned on cash generated from operating activities and the $81 million merger termination fee collected from Monsanto in early 2000.

Net Income and Earnings Per Share

Net income after special charges and unusual items applicable to common shares was $30.1, $32.1 million and $79.2 million in 2002, 2001 and 2000, respectively. Net income per share (diluted) after special charges and unusual items was $0.76, $0.81 and $1.98 in 2002, 2001 and 2000, respectively.

Net income per share (diluted) before legal, special charges and unusual items was $0.84, $0.95 and $0.90 in 2002, 2001 and 2000, respectively. Legal expenses related to our suit against Pharmacia and Monsanto totaled $0.08 per diluted share in 2002 and $0.04 per diluted share in 2001. The cost of the 2001 reorganization was $0.10 per share. The number of shares used in diluted earnings per share calculations was 39.8 million, 40.1 million, and 40.2 million in 2002, 2001 and 2000, respectively.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Overview

Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

We have identified below the accounting policies that involve those estimates and assumptions that we believe are critical to an understanding of our financial statements. Our management has discussed the development and selection of each critical accounting estimate with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the related disclosures below. Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates.

Revenue Recognition

As discussed elsewhere in this document, all of our domestic seed products (including those containing Bollgard and Roundup Ready technologies) are subject to return and credit risk, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during our third and fourth quarters. We provide for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to our operating results are recorded when such differences become known, typically in our fourth quarter. All significant returns occur or are accounted for by fiscal year end. Therefore, the application of this estimate primarily affects our quarterly information.

We also offer various sales incentive programs for seed and participate in such programs related to the Bollgard and Roundup Ready technology fees offered by Monsanto. Generally, under these programs, if a farmer plants his seed and the crop is lost (usually due to weather by a certain date) a portion of the price of the seed and the technology fees is forgiven or rebated to the farmer. The amount of the refund and the impact to D&PL depends on whether the farmer can replant the crop that was destroyed. We record estimates monthly to account for these events, the majority of which occur during the second and third quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end.

Provision for Damaged, Obsolete and Excess Inventory

Each year, we record a provision related to inventory based on our estimate of seed that will not pass our quality assurance ("QA") standards at year end, or is deemed excess based on our desired seed stock level for a particular variety ("dump seed"). Seed can fail QA standards based on physical defects (i.e., cut seed, moisture content, discoloration, etc.), germination rates, or transgenic qualities. The amount recorded as inventory provision in a given year is calculated based on the total quantity of inventory that has not passed QA standards at any fiscal period end, any seed that is expected to deteriorate before it can be sold and seed deemed to be excess and is valued at the average cost of inventory. In establishing the provision we consider the scrap value of the seed to be disposed. An initial estimate of the needed provision is made at the beginning of each year and recorded ratably over the course of the year. Adjustments are made monthly, as necessary.

See Note 2 of the Notes to Consolidated Financial Statements in Item 8 for further details about inventory reserves.

Deferred Income Taxes

Deferred income taxes are estimated based upon temporary differences between the income and losses that we report in our financial statements and our taxable income and losses as determined under applicable tax laws. We estimate the value of deferred income taxes based upon existing tax rates and laws, and our expectations of future earnings. We estimate our composite statutory income tax rate to be approximately 38%.

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, we determine that we will not realize deferred tax assets, then valuation allowances are recorded. As of August 31, 2002, we had recorded deferred tax assets of approximately $8.1 million. We estimate that our deferred tax assets will be realized, therefore we have not recorded any valuation allowances as of August 31, 2002.

We use management judgment and estimates when estimating deferred taxes. If our judgments and estimates prove to be inadequate, or if certain tax rates and laws should change, our financial results could be materially adversely impacted in future periods.

LIQUIDITY AND CAPITAL RESOURCES

In the United States, we purchase seed from contract growers in our first and second fiscal quarters. Seed conditioning, treating and packaging commence late in the first fiscal quarter and continue through the third fiscal quarter. Seasonal cash needs normally begin to increase in the first fiscal quarter and cash needs peak in the third fiscal quarter. Cash is generated and loan repayments, if necessary, normally begin in the middle of the third fiscal quarter and are typically completed by the first fiscal quarter of the following year. In some cases, we offer customers financial incentives to make early payments. To the extent we attract early payments from customers, bank borrowings, if any, are reduced.

In the U. S., we record revenue and accounts receivable for licensing fees on Bollgard and Roundup Ready seed sales upon shipment, usually in our second and third quarters. Receivables from seed sales are generally due from May to July. In September, the licensing fees are due at which time we receive payment. We then pay Monsanto its royalty, which is recorded as a component of cost of sales, for the Bollgard and Roundup Ready licensing fees. As a result of the timing of these events, licensing fees receivable and royalties payable peak at fiscal year end.

The seasonal nature of our business significantly impacts cash flow and working capital requirements. Historically, we have maintained credit facilities, and used early payments by customers and cash from operations to fund working capital needs. In the past, we have borrowed on a short-term basis to meet seasonal working capital needs. However, in 2002, we used cash generated from operations and other available cash to meet working capital needs. We continue to evaluate potential uses of our cash for purposes other than for working capital needs. One potential such use is the acquisition or funding of alternative technologies (such as DeltaMax Cotton, LLC) that could be used to enhance our product portfolio and ultimately our long-term earnings potential. Another potential use is the repurchase in the open market of our shares pursuant to our previously announced share repurchase program. For the twelve months ended August 31, 2002, we repurchased 539,200 shares at a cost of approximately $9.96 million. Once the evaluation of certain transactions that are currently being considered is brought to conclusion, we may consider other potential uses of the remaining cash, including repurchasing shares more aggressively depending on market considerations and other factors.

In April 1998, we entered into a syndicated credit facility with three lenders, which provided for aggregate borrowings of $110 million. This agreement provided a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment was a long-term loan that could be borrowed upon at any time and was due April 1, 2001. The seasonal commitment was a working capital loan that could be drawn upon from September 1 through June 30 of each fiscal year. Each commitment offered variable and fixed interest rate options and required D&PL to pay facility or commitment fees and to comply with certain financial covenants. This agreement expired on April 1, 2001. D&PL and the lenders are negotiating a replacement facility that will provide for aggregate borrowings sufficient to meet working capital needs that will contain terms and conditions similar to the 1998 facility.

Capital expenditures were $8.3 million, $7.5 million, and $7.1 million in fiscal 2002, 2001 and 2000, respectively. We anticipate that capital expenditures will approximate $8.0 to $10.0 million in 2003. The Board of Directors anticipates that quarterly dividends of $0.05 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Aggregate preferred and common dividends paid in 2002 were $7.9 million and should approximate $7.8 million in 2003.

Cash provided from operations, cash on hand, early payments from customers and borrowings under a loan agreement, if necessary, should be sufficient to meet the Company's 2003 working capital needs.

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of our common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of our Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2002, we had repurchased 992,900 shares at an aggregate purchase price of approximately $17.7 million under this program. We purchased 539,200 shares at an aggregate purchase price of $9.96 million under this plan during the year ended August 31, 2002. Between September 1, 2002 and October 31, 2002, we repurchased 61,400 shares at an aggregate purchase price of $1.1 million.

RISKS AND UNCERTAINTIES

From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, existing products, technical developments, new products, new technologies, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include those noted elsewhere in this filing and the following:

     Demand for our seed will be affected by government programs and policies and by weather. Demand for seed is also influenced by commodity prices and the demand for a crop's end-uses such as textiles, animal feed, cottonseed oil, food and raw materials for industrial use. These factors, along with weather, influence the cost and availability of seed for subsequent seasons. Weather impacts crop yields, commodity prices and the planting decisions that farmers make regarding both original planting commitments and, when necessary, replanting levels.

     The planting seed market is highly competitive, and our products face competition from a number of seed companies, diversified chemical companies, agricultural biotechnology companies, governmental agencies and academic and scientific institutions. A number of chemical and biotechnology companies have seed production and/or distribution capabilities to ensure market access for new seed products and new technologies that may compete with the Bollgard and Roundup Ready gene technologies. Our seed products and technologies contained therein may encounter substantial competition from technological advances by others or products from new market entrants. Many of our competitors are, or are affiliated with, large diversified companies that have substantially greater resources than we.

     The production, distribution or sale of crop seed in or to foreign markets may be subject to special risks, including fluctuations in foreign currency, exchange rate controls, expropriation, nationalization and other agricultural, economic, tax and regulatory policies of foreign governments. Particular policies which may affect our domestic and international operations include the use of and the acceptance of products that were produced from plants that have been genetically modified, the testing, quarantine and other restrictions relating to the import and export of plants and seed products and the availability (or lack thereof) of proprietary protection for plant products. In addition, United States government policies, particularly those affecting foreign trade and investment, may impact our international operations.

     The publicity related to genetically modified organisms ("GMOs") or products made from plants that contain GMOs may have an effect on our sales in the future. In 2002, approximately 93% of our cottonseed that was sold in the United States contained either or both of Monsanto's Bollgard and Roundup Ready gene technologies, and 89% of our soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the concern of some customers and governmental entities over finished products that contain GMOs could impact demand for crops (and ultimately seed) raised from seed containing such traits.

     Due to the varying levels of agricultural and social development of the international markets in which we operate and because of factors within the particular international markets we target, international profitability and growth may be less stable and predictable than domestic profitability and growth. Furthermore, recent action taken by the U.S. government, including that taken by the U.S. military in the aftermath of the tragic events of September 11, 2001, and conflicts between major cotton producing nations may serve to further complicate our ability to execute our long range ex-U.S. business plans because those plans include future expansion into Uzbekistan, Pakistan and India.

     Overall profitability will depend on the factors noted above as well as weather conditions, government policies in all countries where we sell products and operate, worldwide commodity prices, our ability to successfully open new international markets, our ability to successfully continue the development of the High Plains market, the technology partners' ability to obtain timely government approval (and maintain such approval) for existing and for additional biotechnology products on which they and D&PL are working, our technology partners' ability to successfully defend challenges to proprietary technologies licensed to us and our ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to successfully complete these projects may affect future profitability.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 145, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Therefore, we must adopt this statement no later than January 1, 2003. We have not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Therefore, we adopted this statement September 1, 2002. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Therefore, we adopted this statement September 1, 2002. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

SFAS No. 142, "Goodwill and Other Intangible Assets," addresses the financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS 142 effective September 1, 2001, at which time all goodwill amortization ceased (fiscal 2002 goodwill amortization would have been approximately $160,000). During the second quarter of fiscal 2002, recorded goodwill attributable to the domestic segment was tested for impairment by comparing the fair value to its carrying value. Based on our initial impairment test, management has determined that none of the goodwill recorded was impaired.

SFAS No. 141, "Business Combinations," requires all business combinations initiated after June 1, 2001 to be accounted for under the purchase method. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 1, 2001. The impact of this statement did not have an effect on our consolidated financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure relative to fluctuations in the price of soybean raw material inventory, foreign currency fluctuations and interest rate changes. From time to time we enter into various agreements that are considered derivatives to reduce our commodity price risk. During the year ended August 31, 2002, derivative instruments have not been used to manage foreign currency or interest rate risks, except in a specific instance in which one of our foreign subsidiaries entered into foreign currency forward exchange contracts to mitigate our risk associated with currency fluctuations in foreign currency denominated debt. We do not enter into speculative hedges or purchase or hold any derivative financial instruments for trading purposes.

A discussion of our accounting policies related to derivative financial instruments is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8. Further information on our exposure to market risk is included in Note 14 of the Notes to Consolidated Financial Statements in Item 8.

The fair value of derivative commodity instruments outstanding as of August 31, 2002, was $300,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would result in a $300,000 loss in future earnings, arising from these contracts (not counting the gain on the underlying commodities).

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, South Africa and Turkey. At August 31, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

We utilize fixed and variable-rate debt to maintain liquidity and fund our business operations, with the terms and amounts based on business requirements, market conditions and other factors. At August 31, 2002, a 100 basis point change in interest rates (with all other variables held constant) on the portion of our debt with variable interest rates would not result in a material change to our interest expense or cash flow.

For the year ended August 31, 2002, a 10% adverse change in the interest rate that we earned on our excess cash that we invested would not have resulted in a material change to our interest expense or cash flow.

PART II

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                        INDEX

Financial Statements                                                                                       Page(s)

The following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

      Independent Auditors' Report...........................................................................26

      Report of Independent Public Accountants...............................................................27

      Management's Report....................................................................................28

      Consolidated Statements of Income - for each of the three years in the period ended August 31, 2002.......................................................................29

      Consolidated Balance Sheets - August 31, 2001 and 2002.................................................30

      Consolidated Statements of Cash Flows - for each of the three years in the period ended August 31, 2002........................................................................31

      Consolidated Statements of Stockholders' Equity - for each of the three years in the period ended August 31, 2002.................................................................32

      Notes to Consolidated Financial Statements.............................................................33




                          Independent Auditors' Report

The Board of Directors of
Delta and Pine Land Company:

We have audited the accompanying consolidated balance sheet of Delta and Pine Land Company and subsidiaries as of August 31, 2002, and the related statements of income, changes in stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Delta and Pine Land Company as of and for the years ended August 31, 2000 and 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 26, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Delta and Pine Land Company as of August 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Memphis, Tennessee
October 25, 2002

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


Arthur Andersen LLP

Memphis, Tennessee,
October 26, 2001.

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Delta and Pine Land Company's filing on Form 10-K for the year ended August 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.02 for further discussion.

MANAGEMENT'S REPORT:

D&PL is responsible for preparing the financial statements and related information appearing in this report. Management believes that the financial statements present fairly D&PL's financial position, its results of operations and its cash flows in conformity with accounting principles generally accepted in the United States. In preparing its financial statements, D&PL is required to include amounts based on estimates and judgments that it believes are reasonable under the circumstances.

D&PL maintains accounting and other systems designed to provide reasonable assurance that financial records are reliable for purposes of preparing financial statements and that assets are properly accounted for and safeguarded. Compliance with these systems and controls is reviewed by executive management and the accounting staff. Limitations exist in any internal control system, recognizing that the system's cost should not exceed the benefits derived.

The Board of Directors pursues its responsibility for D&PL's financial statements through its Audit Committee, which is composed solely of directors who are not Company officers or employees. The Audit Committee meets at least annually with the independent auditors and management. The independent auditors have direct access to the Audit Committee, with and without the presence of management representatives.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED AUGUST 31,
                    (In thousands, except per share amounts)

                                                                           2000             2001             2002
                                                                       -------------    -------------     ------------
NET SALES AND LICENSING FEES                                           $    301,181     $    305,806      $   257,807
COST OF SALES                                                              (201,814)        (200,236)        (165,258)
                                                                       -------------    -------------     ------------
GROSS PROFIT                                                                 99,367          105,570           92,549
                                                                       -------------    -------------     ------------
OPERATING EXPENSES:
   Research and development                                                  18,685           19,924           18,122
   Selling                                                                   14,198           12,878           10,591
   General and administrative                                                13,104           14,797           14,006
                                                                       -------------    -------------     ------------
                                                                             45,987           47,599           42,719
SPECIAL CHARGES AND UNUSUAL INCOME ITEM                                      71,233          (6,301)                -
                                                                       -------------    -------------     ------------
OPERATING INCOME                                                            124,613           51,670           49,830
INTEREST INCOME, NET                                                            852            3,455            1,247
OTHER INCOME (EXPENSE)                                                           67           (4,255)          (6,468)
EQUITY IN NET LOSS OF AFFILIATE                                                   -                -             (305)
MINORITY INTEREST IN LOSS/(EARNINGS) OF SUBSIDIARIES                            909             (390)           2,729
                                                                       -------------    -------------     ------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                                       126,441           50,480           47,033
PROVISION FOR INCOME TAXES                                                  (44,150)         (18,173)         (16,694)
                                                                       -------------    -------------     ------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    FOR START-UP COSTS                                                       82,291           32,307           30,339
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR START-UP
    COSTS, NET OF TAX                                                        (2,965)               -                -
                                                                       -------------    -------------     ------------
NET INCOME                                                                   79,326           32,307           30,339
DIVIDENDS ON PREFERRED STOCK                                                   (128)            (160)            (213)
                                                                       -------------    -------------     ------------
NET INCOME APPLICABLE TO COMMON SHARES                                 $     79,198     $     32,147      $    30,126
                                                                       =============    =============     ============

BASIC EARNINGS PER SHARE                                               $       2.06     $       0.84      $      0.79
                                                                       =============    =============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
    USED IN PER SHARE CALCULATIONS - BASIC                                   38,496           38,473           38,362
                                                                       =============    =============     ============
DILUTED EARNINGS PER SHARE                                             $       1.98     $       0.81      $      0.76
                                                                       =============    =============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
    USED IN PER SHARE CALCULATIONS - DILUTED                                 40,159           40,111           39,781
                                                                       =============    =============     ============



The accompanying notes are an integral part of these consolidated statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF AUGUST 31,
               (In thousands, except share and per share amounts)

                                                2001                2002
                                           ---------------      --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                $     114,003       $     109,091
   Receivables, net                               176,177             145,876
   Inventories                                     36,745              40,021
   Prepaid expenses                                 2,138               2,266
   Deferred income taxes                            8,674              11,214
                                            --------------      --------------
       Total current assets                       337,737             308,468

PROPERTY, PLANT AND EQUIPMENT, NET                 62,839              63,401
EXCESS OF COST OVER NET ASSETS OF
   BUSINESSES ACQUIRED, net of accumulated
   amortization of  $772 and $737                   4,148               4,187
INTANGIBLES, net of accumulated amortization
   of $1,118 and $1,337                             4,383               4,032
INVESTMENT IN AFFILIATE                                 -                 695
OTHER ASSETS                                        2,414               2,359
                                            --------------      --------------
TOTAL ASSETS                                $     411,521       $     383,142
                                            ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
   Notes payable                            $       1,629       $       1,763
   Accounts payable                                15,279              16,447
   Accrued expenses                               175,085             143,533
   Income taxes payable                            16,048              12,381
                                            --------------      --------------
        Total current liabilities                 208,041             174,124
                                            --------------      --------------
LONG-TERM DEBT                                      2,836               1,176
                                            --------------      --------------
DEFERRED INCOME TAXES                               4,706               3,121
                                            --------------      --------------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 16)
MINORITY INTEREST IN SUBSIDIARIES                   7,530               2,514
                                            --------------      --------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share;
2,000,000 shares authorized:  Series A
   Junior  Participating  Preferred,
   par value $0.10 per share;
   456,989  shares authorized;                       107                 107
   no shares issued or outstanding;
Series M Convertible  Non-Voting  Preferred,
   par value $0.l0 per share; 1,066,667 shares
   authorized, issued and outstanding
Common stock, par value $0.10 per share;
   100,000,000 shares
   authorized; 39,111,233 and
   39,311,571 shares issued;
   38,543,267 and 38,204,405
   shares outstanding                              3,911               3,931
Capital in excess of par value                    48,406              51,563
Retained earnings                                149,923             172,381
Accumulated other comprehensive loss              (4,063)             (5,939)
Treasury stock, at cost; 567,966 and
   1,107,166 shares                               (9,876)            (19,836)
                                            --------------      -------------
    TOTAL STOCKHOLDERS' EQUITY                   188,408             202,207
                                            --------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $    411,521        $    383,142
                                            ==============      =============




The accompanying notes are an integral part of these consolidated balance sheets.

                                    DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE YEARS ENDED AUGUST 31,
                                                (in thousands)

                                                                                  2000           2001          2002
                                                                                ----------    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  79,326     $   32,307     $  30,339
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                 7,114          7,435         6,815
      Noncash items associated with special charges and disposition of assets         203          2,348           910
      Equity in net loss of affiliate                                                   -              -           305
      Minority interest in (loss) earnings of subsidiaries                           (909)           390        (2,729)
      Change in deferred income taxes                                               4,647         (1,523)       (3,061)
      Changes in assets and liabilities:
           Receivables                                                            (33,379)         5,128        31,198
           Inventories                                                             12,449         (1,257)       (4,048)
           Prepaid expenses                                                          (758)            93           (21)
           Accounts payable                                                         3,451         (8,162)        1,616
           Accrued expenses                                                        21,646         10,383       (34,443)
           Income taxes                                                            18,763         (8,669)       (2,956)
           Intangibles and other assets                                             1,438             89          (115)
                                                                                ----------    -----------    ----------
              Net cash provided by operating activities                           113,991         38,562        23,810
                                                                                ----------    -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (7,144)        (7,466)       (8,384)
  Sale of investments and property                                                    171            243           411
  Investment in affiliate                                                               -              -        (1,000)
  Purchase of minority interest in subsidiary                                           -              -        (4,838)
                                                                                ----------    -----------    ----------
              Net cash used in investing activities                                (6,973)        (7,223)      (13,811)
                                                                                ----------    -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                                                      (9,487)        (1,838)       (3,173)
  Payments of long-term debt                                                      (33,000)       (19,269)          (73)
  Dividends paid                                                                   (4,744)        (5,936)       (7,881)
  Proceeds from long-term debt                                                     18,482         19,623           978
  Proceeds from short-term debt                                                     7,668          1,467         3,044
  Minority interest portion of investment in subsidiaries                             250              -             -
  Minority interest in dividends paid by subsidiaries                                (241)          (594)         (446)
  Payments to acquire treasury stock                                               (7,703)             -        (9,960)
  Proceeds from exercise of stock options                                           2,273          2,871         2,527
                                                                                ----------    -----------    ----------
              Net cash used in financing activities                               (26,502)        (3,676)      (14,984)
                                                                                ----------    -----------    ----------
EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                           (601)        (1,127)           73
                                                                                ----------    -----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               79,915         26,536        (4,912)
CASH AND CASH EQUIVALENTS, beginning of year                                        7,552         87,467       114,003
                                                                                ----------    -----------    ----------
CASH AND CASH EQUIVALENTS, end of year                                          $  87,467     $  114,003     $ 109,091
                                                                                ==========    ===========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest, net of capitalized interest                                     $   1,100     $     500      $     900
      Income taxes                                                              $  18,200     $  27,600      $  21,100
   Noncash financing activities:
      Tax benefit of stock option exercises                                     $   1,700     $     500      $     700

The accompanying notes are an integral part of these consolidated statements.

                           DELTA AND PINE LAND COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 2000, 2001 AND 2002
                      (In thousands, except per share data)

                                                                                           Accumulated
                                                                Capital in                     Other                      Total
                                      Preferred      Common      Excess of     Retained     Comprehensive    Treasury  Stockholders'
                                        Stock        Stock       Par Value     Earnings     Income/(Loss)     Stock       Equity
                                     ------------ ------------- ------------ ------------- -------------- ------------- ------------


Balance at August 31, 1999           $       107  $      3,866  $    41,179   $    48,970  $     (2,545)  $    (2,173)  $    89,404
Net income                                     -             -            -        79,326             -             -        79,326
Foreign currency translation adjustment        -             -            -             -          (601)            -          (601)
                                                                                                                        ------------
      Total comprehensive income                                                                                             78,725
Exercise of stock options and tax
      benefit of stock option exercises        -            29        3,917             -             -             -         3,946
Cash dividends, $0.12 per share                -             -            -        (4,744)            -             -        (4,744)
Purchase of common stock                       -             -            -             -             -        (7,703)       (7,703)
                                     ------------ ------------- ------------ ------------- -------------- ------------- ------------
Balance at August 31, 2000                   107         3,895       45,096       123,552        (3,146)       (9,876)      159,628
Net income                                     -             -            -        32,307             -             -        32,307
Foreign currency translation adjustment        -             -            -             -        (1,127)            -       (1,127)
Unrealized gain on hedging instruments         -             -            -             -           210             -          210
                                                                                                                        ------------
      Total comprehensive income                                                                                            31,390
Exercise of stock options and tax
      benefit of stock option exercises        -            16        3,310             -             -             -        3,326
Cash dividends, $0.15 per share                -             -            -        (5,936)            -             -       (5,936)
                                     ------------ ------------- ------------ ------------- -------------- ------------- ------------
Balance at August 31, 2001                   107         3,911       48,406       149,923        (4,063)       (9,876)     188,408
Net income                                     -             -            -        30,339             -             -       30,339
Minimum pension liability adjustment,
      net of tax of $1.08 million              -             -            -             -        (1,787)            -       (1,787)
Foreign currency translation adjustment        -             -            -             -          (183)            -         (183)
Unrealized gain on hedging instruments         -             -            -             -             94            -           94
                                                                                                                         -----------
      Total comprehensive income                                                                                            28,463
Exercise of stock options and tax
      benefit of stock option exercises        -            20        3,157             -              -            -        3,177
Cash dividends, $0.20 per share                -             -            -        (7,881)             -            -       (7,881)
Purchase of common stock                       -             -            -             -              -       (9,960)      (9,960)
                                     ------------ ------------- ------------ ------------- -------------- ------------- ------------
Balance at August 31, 2002           $       107  $      3,931  $    51,563  $    172,381  $      (5,939) $   (19,836)  $  202,207
                                     ============ ============= ============ ============= ============== ============= ============


The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Delta and Pine Land Company and subsidiaries (the "Company" or "D&PL") breed, produce, condition and market cotton and soybean planting seed. In connection with its seed operations, D&PL farms approximately 2,000 acres largely for the production of cotton and soybean foundation seed.

D&PL has annual agreements with various growers to produce seed for cotton and soybeans. The growers plant seed purchased from D&PL and follow quality assurance procedures required for seed production. If the grower adheres to established Company quality assurance standards throughout the growing season and if the seed meets Company quality standards upon harvest, D&PL may be obligated to purchase specified minimum quantities of seed at prices equal to the commodity market price of the seed, plus a grower premium. D&PL then conditions the seed for sale as planting seed.

Basis of Presentation

The accompanying financial statements include the accounts of Delta and Pine Land Company and its subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. D&PL's investment in 50%-owned affiliate DeltaMax Cotton, LLC is accounted for using the equity method.

Special Charges/Unusual Items

2001
In August 2001, D&PL announced a series of actions to enhance D&PL's ability to execute its long-term growth plans and improve performance and profitability. D&PL closed its Chandler, Arizona facility and reduced its operations and corporate staffs. D&PL recorded a $6.3 million charge; $3.0 million for fixed asset write downs and $3.3 million for severance and related benefits in its fourth quarter. This charge is included in "SPECIAL CHARGES AND UNUSUAL INCOME ITEM" in the accompanying Consolidated Statements of Income.

2000
                                                                  1
On May 8, 1998, D&PL entered into a merger agreement with Monsanto, pursuant to which D&PL would be merged with and into Monsanto. On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger. On December 30, 1999, D&PL filed suit (the "December 30 Suit") in the Circuit Court for the First Judicial District of Bolivar County, Mississippi, seeking among other things, the payment of the $81 million termination fee due pursuant to the merger agreement, and compensatory damages and punitive damages for Monsanto's breach of contract. On January 2, 2000, D&PL and Monsanto reached an agreement whereby D&PL would withdraw the December 30 Suit, and Monsanto would immediately pay the $81 million. On January 3, 2000, Monsanto paid to D&PL a termination fee of $81 million, as required by the merger agreement, which is separately presented as "SPECIAL CHARGES AND UNUSUAL INCOME ITEM" net of related expenses in the accompanying Consolidated Statements of Income.

______________________
1 On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company.

In this document, with respect to events occurring on or before March 31, 2000, the term "Monsanto" refers to the entity then designated Monsanto Company and renamed Pharmacia Corporation (NYSE: PHA) on that date. With respect to events occurring after March 31, 2000, this entity is referred to as "Pharmacia", and the entity formed as Monsanto Ag Company and renamed Monsanto Company (NYSE: MON) on that date is referred to as "Monsanto".

At August 31, 2002, essentially all amounts related to the fixed asset write downs for the 2001 reorganization have been utilized. At August 31, 2001 essentially all amounts related to severance pay for the 2001 reorganization had been paid. At August 31, 2001, all reserves established in 2000, 1999 and prior years for the above matters had been fully utilized.

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

Intangible Assets and Deferred Charges

Identifiable intangible assets consist of trademarks, patents and other intangible assets and are being amortized using the straight-line method over 5 to 40 years. Excess of cost over net assets of businesses acquired was amortized using the straight-line method over 40 years, until September 1, 2001, when amortization was discontinued as discussed further under Recently Issued Financial Accounting Standards below.

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

Fair Value of Financial Instruments

The fair value of D&PL's financial instruments at August 31, 2002 approximates their carrying value.

Income Taxes

D&PL uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws.

Revenue Recognition

Revenues from domestic seed sales are recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard and Roundup Ready cottonseed are based on pre-established planting rates for each of eight geographic regions and consider the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors. International export revenues are recognized upon the later of when seed is shipped or the date letters of credit are confirmed. Generally, international export sales are not subject to return. Generally, all other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

All of D&PL's domestic seed products (including those containing Bollgard and Roundup Ready technologies) are subject to return and credit risk, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during D&PL's third and fourth quarters. D&PL provides for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to D&PL's operating results are recorded when such differences become known, typically in D&PL's fourth quarter. All significant returns occur or are accounted for by fiscal year end.

Research and Development

All research and development costs incurred to breed and produce experimental seed are expensed. Costs incurred to produce sufficient quantities of planting seed needed for commercialization are carried as inventory until such seed is sold. Cotton lint and other by-products of seed production are also carried as inventory until sold.

Accounting for Stock-Based Compensation

Effective in fiscal 1996, D&PL adopted the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, D&PL applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its employee stock option plans. See Note 17 for a summary of the pro forma effects on reported net income and earnings per share for fiscal 2000, 2001 and 2002 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

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

Use of Estimates

The preparation of D&PL's consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: damaged, obsolete and excess inventory, income tax liabilities, allowances for sales returns and marketing programs and contingent liabilities.

Recently Issued Financial Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 145, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Therefore, D&PL must adopt this statement no later than January 1, 2003. Management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Therefore, D&PL adopted this statement September 1, 2002. The adoption of this statement did not have a material impact on D&PL's consolidated financial position or results of operations.

SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Therefore, D&PL adopted this statement September 1, 2002. The adoption of this statement did not have a material impact on D&PL's consolidated financial position or results of operations.

SFAS No. 142, "Goodwill and Other Intangible Assets," addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Effective September 1, 2001, D&PL adopted SFAS 142 at which time all goodwill amortization ceased (fiscal 2002 goodwill amortization would have been approximately $160,000). During the second quarter of fiscal 2002, recorded goodwill attributable to the domestic segment was tested for impairment by comparing its implied fair value to its carrying value. Based on management's initial impairment test, management determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. Excess of cost over net assets of business acquired at August 31, 2001 and August 31, 2002 was $4,148,000 and $4,187,000, respectively.

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

2.   INVENTORIES

Inventories at August 31, consisted of the following:

                                          2001                         2002
                             -----------------------      ----------------------
         Finished goods      $         31,835,000         $        26,263,000
         Raw materials                 12,515,000                  20,961,000
         Growing crops                  2,218,000                     878,000
         Supplies                       1,162,000                   1,141,000
                             -----------------------      ----------------------
                                       47,730,000                  49,243,000
         Less reserves                (10,985,000)                 (9,222,000)
                             -----------------------      ----------------------
                             $         36,745,000         $        40,021,000
                             =======================      ======================

Finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops and supplies are recorded at cost. Inventory reserves relate to estimated excess and obsolete inventory.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at August 31, consisted of the following:

                                             2001                     2002
                                 -----------------------    --------------------

    Land and improvements        $          4,284,000       $       5,038,000
    Buildings and improvements             38,777,000              37,117,000
    Machinery and equipment                48,279,000              52,565,000
    Germplasm                               7,500,000               7,500,000
    Breeder and foundation seed             2,000,000               2,000,000
    Construction in progress                1,529,000               4,478,000
                                 -----------------------    --------------------
                                          102,369,000             108,698,000
    Less accumulated depreciation         (39,530,000)            (45,297,000)
                                 -----------------------    --------------------

                                 $         62,839,000       $      63,401,000
                                 =======================    ====================

4.    INTANGIBLES

In connection with adopting SFAS 142, D&PL reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of identifiable intangible assets follow (in thousands):

                                  August 31, 2001                     August 31, 2002
                          --------------------------------     ------------------------------
                              Gross                               Gross
                            Carrying       Accumulated           Carrying      Accumulated
                             Amount        Amortization           Amount      Amortization
                          -------------- -----------------     ------------- ----------------
Trademarks                $       3,182  $          (642)      $      3,182  $         (721)
Commercialization
  agreements                        400               (6)               400             (37)
Patents                             284              (65)               295             (74)
Other                             1,635             (405)             1,492            (505)
                          -------------- -----------------     ------------- ----------------
                          $       5,501  $        (1,118)      $      5,369  $       (1,337)
                          ============== =================     ============= ================

Amortization expense for identifiable intangible assets during the year ended August 31, 2002 was approximately $280,000. Identifiable intangible asset amortization expense is estimated to be $250,000 in each of the fiscal years from fiscal 2003 through fiscal 2007.

Pro forma results of operations for the years ended August 31, 2000 and 2001 had we applied the nonamortization provisions of SFAS 142 in those periods would not have been materially different than reported results for those periods.

5.     INVESTMENT IN AFFILIATE

D&PL's investment in affiliate consists of a 50% interest in DeltaMax Cotton, LLC ("DeltaMax"), a limited liability company jointly owned with Verdia, Inc. (formerly known as MaxyAg, Inc.), a wholly-owned subsidiary of Maxygen, Inc. Established on May 22, 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cotton seed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. As of August 31, 2002, D&PL's equity in the net loss of DeltaMax was $305,000.

6.     NOTES PAYABLE AND LONG-TERM DEBT

D&PL had a syndicated credit facility with three financial institutions which provided for aggregate unsecured borrowings of $110 million comprised of a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment was a long-term loan that could be borrowed upon at any time and was due April 1, 2001. The seasonal commitment was a working capital loan that could be drawn upon from September 1 through June 30 of each fiscal year and expired April 1, 2001. Each commitment offered variable and fixed interest rate options and required D&PL to pay facility or commitment fees and to comply with certain financial covenants.

The interest rate charged for each loan was based on LIBOR plus 35 to 55 basis points depending on the achievement of certain financial ratios. The average interest rate was 7.26% and 5.34% during 2000 and 2001, respectively.

The financial covenants required D&PL to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at D&PL's fiscal quarter ends) (b) maintain a fixed charge coverage ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and (c) maintain at all times tangible net worth of not less than the sum of (i) $40 million, plus (ii) 50% of net income (but not losses) determined as of the last day of each fiscal year, commencing with August 31, 1998. This agreement expired April 1, 2001. At August 31, 2000, 2001 and 2002, D&PL was in compliance with these covenants. D&PL and the lenders are currently negotiating a replacement facility that will provide for aggregate borrowings sufficient to meet working capital needs that will contain terms and conditions similar to the 1998 facility.

7.   ACCRUED EXPENSES

Accrued expenses at August 31, consisted of the following:
                                            2001                   2002
                                      ------------------     ------------------
    Bollgard and Roundup Ready
       royalties and related expenses
       due to Monsanto                   $ 133,956,000          $ 112,178,000
    Sales allowances                        16,383,000             10,447,000
    Payroll                                  4,162,000              2,310,000
    Other accrued expenses                  20,584,000             18,598,000
                                      ------------------     ------------------
                                         $ 175,085,000          $ 143,533,000
                                      ==================     ==================

8.   INCOME TAXES

The provisions for income taxes for the years ended August 31, consisted of the following:

                                  2000                        2001                       2002
                             ---------------            -----------------          -----------------
         Current-
             Federal            $43,452,000                 $ 16,972,000               $ 18,380,000
             State                1,647,000                    2,064,000                  2,047,000
         Deferred                  (949,000)                    (863,000)                (3,733,000)
                             ---------------            -----------------          -----------------
                                $44,150,000                 $ 18,173,000               $ 16,694,000
                             ===============            =================          =================


The differences between the statutory federal income tax rate and the effective rate are as follows:

                                                                                2000            2001           2002
                                                                             -----------     -----------    ------------

           Statutory rate                                                         35.0%           35.0%           35.0%
           Increases (decreases) in tax resulting from:
              State taxes, net of federal tax benefit                               0.7             2.4             2.2
              Research and development tax credits                                 (0.4)           (1.0)           (1.1)
              Foreign activities and non-deductible costs                          (1.1)           (1.7)           (1.4)
              Other                                                                 0.6             1.3             0.8
                                                                             -----------     -----------    ------------
           Effective rate                                                         34.8%           36.0%           35.5%
                                                                             ===========     ===========    ============


 Deferred income taxes at August 31, consisted of the following:

                                                   2001                2002
                                            ----------------    ----------------
          Deferred tax assets:
                 Inventory                  $    4,098,000      $    5,660,000
                 Litigation costs                1,635,000           1,946,000
                 Pension                           460,000           1,447,000
                 Other                           3,358,000           2,988,000
                                            ----------------    ----------------
                                            $    9,551,000      $   12,041,000
                                            ================    ================
          Deferred tax liabilities:
                 Property                   $   (5,034,000)     $   (1,225,000)
                 Other                            (549,000)         (2,723,000)
                                            ----------------    ----------------
                                                (5,583,000)         (3,948,000)
                                            ----------------    ----------------
                 Net deferred income taxes  $    3,968,000      $    8,093,000
                                            ================    ================

The Company has provided for income taxes on the undistributed earnings of foreign subsidiaries as if they had been distributed in cases where the earnings are not planned to be permanently reinvested outside the United States.

9.   LEASES

D&PL leases a portion of the real estate and machinery and equipment used in its operations. Substantially all rent expense is recorded as cost of sales. D&PL has no capital leases. Future minimum rental payments after 2002 under operating leases with initial or remaining noncancellable terms in excess of one year are as follows:

                                       2003                  $     364,000
                                       2004                  $      79,000
                                       2005                  $      29,000
                                       2006                  $      29,000
                                       2007                  $       8,000

Rent and lease expense including land rent approximated $3,354,000, $2,993,000 and $2,704,000 in 2000, 2001 and 2002, respectively.

10.  EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

Substantially all full-time employees are covered by a noncontributory defined benefit plan (the "Plan"). Benefits are paid to employees, or their beneficiaries, upon retirement, death or disability based on their final average compensation over the highest consecutive five years. Plan assets consist primarily of U.S. government securities and common stock and are managed by an independent portfolio manager. D&PL's funding policy is to make contributions to the Plan that are at least equal to the minimum amounts required to be funded in accordance with the provisions of ERISA.

Effective January 1992, D&PL adopted a Supplemental Executive Retirement Plan (the "SERP"), which will pay supplemental pension benefits to certain employees whose benefits from the Plan were decreased as a result of certain changes made to the Plan. The benefits from the SERP will be paid in addition to any benefits the participants may receive under the Plan and will be paid from Company assets, not Plan assets.

D&PL has adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." The measurement of Plan and SERP assets and obligations was performed as of June 30. The following table provides a reconciliation of the changes in the Plan's and SERP's benefit obligations and fair value of assets over the two-year period ended August 31, 2002, and a statement of the funded status as of August 31, 2001 and 2002.


                                                                Plan                                   SERP
                                                 ------------------------------------    -----------------------------------
                                                        2001             2002                2001              2002
                                                 ---------------     ----------------    ---------------  -----------------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at beginning of year          $  11,223,000       $   11,905,000      $     642,000    $       547,000
     Service cost                                      634,000              646,000              7,000              7,000
     Interest cost                                     815,000              841,000             46,000             37,000
     Actuarial (gain) loss                             (90,000)             678,000            (94,000)            28,000
     Benefits paid                                    (677,000)            (677,000)           (54,000)           (49,000)
                                                 ---------------     ----------------    ---------------  -----------------
Benefit obligation at end of year                $  11,905,000       $   13,393,000      $     547,000    $       570,000
                                                 ===============     ================    ===============  =================

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year   $  12,123,000       $   10,231,000      $     642,000    $       540,000
     Actual return on plan assets                   (1,144,000)          (2,317,000)           (47,000)          (110,000)
     Company contributions                                                  600,000
     Benefits paid                                    (677,000)            (677,000)           (54,000)           (49,000)
     Expenses                                          (71,000)             (76,000)            (1,000)            (1,000)
                                                 ---------------     ----------------    ---------------  ----------------
Fair value of plan assets at end of year         $  10,231,000       $    7,761,000      $     540,000    $       380,000
                                                 ===============     ================    ===============  =================

Funded status                                    $  (1,674,000)      $   (5,632,000)     $      (7,000)   $      (190,000)
Contribution after measurement date                          -            1,000,000                  -                  -
Unrecognized transition obligation                      65,000                    -                  -                  -
Unrecognized prior service cost                         47,000               43,000                  -                  -
Unrecognized net loss                                  102,000            4,062,000              9,000            185,000
                                                 --------------      ---------------     --------------   ----------------
Accrued pension cost                             $  (1,460,000)      $     (527,000)     $       2,000    $        (5,000)
                                                 ==============      ===============     ==============   ================



                                                                Plan                                    SERP
                                               -----------------------------------      -----------------------------------
                                                        2001             2002                2001                 2002
                                               ----------------   ----------------      ----------------    ---------------
AMOUNTS REFLECTED IN THE BALANCE SHEET AT
AUGUST 31:
     Accrued benefit liability                 $   (1,460,000)    $     (527,000)       $        2,000      $     (5,000)
     Minimum pension liability                              -         (2,725,000)                    -          (185,000)
     Accumulated other comprehensive loss                   -          2,682,000                     -           185,000
     Intangible asset                                       -             43,000                     -                 -
                                               ----------------   ----------------      ----------------    ---------------
Net amount reflected                           $   (1,460,000)    $     (527,000)       $        2,000      $     (5,000)
                                               ================   ================      ================    ===============

Periodic Pension Expense:

                                                      Plan                                           SERP
                                  --------------------------------------------- ----------------------------------------------
                                      2000            2001           2002           2000             2001           2002
                                  --------------  ------------- --------------- --------------  ---------------  -------------
Service cost                      $     571,000   $    634,000   $     646,000  $       6,000   $        7,000   $      7,000
Interest cost on projected
benefit obligation                      754,000        815,000         841,000         46,000           46,000         37,000
Expected return on assets              (974,000)    (1,055,000)       (889,000)       (55,000)         (55,000)       (47,000)
Amortization of transitional
  obligation                            120,000        119,000          65,000              -                -              -
Net unrecognized  (gain)/loss
  and amortization                      (58,000)       (79,000)          4,000        (38,000)               -         10,000
                                  --------------  -------------  -------------- --------------  ---------------  -------------
Net periodic pension
  expense/(income)                $     413,000   $    434,000   $     667,000  $     (41,000)  $       (2,000)  $      7,000
                                  ==============  =============  ============== ==============  ===============  =============
Company contributions             $           -   $         -    $   1,600,000  $           -   $            -   $          -
                                  ==============  =============  ============== ==============  ===============  =============

The actuarial present value of the projected benefit obligation of the Plan and the SERP was determined using a discount rate of 7.25% in 2001 and 7.00% in 2002, with assumed salary increases of 4% in 2001 and 2002 to age 65. The expected long-term rate of return on assets was 9% in 2001 and 2002. Prior service cost is amortized over 15 years.

Defined Contribution Plan

D&PL sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees of D&PL. D&PL, at its option, may elect to make matching contributions to the Plan. No matching contributions were made in 2000, 2001 or 2002.

11.  MAJOR CUSTOMERS

In fiscal 2000, 2001 and 2002 seed sales to each of three customers and the related licensing fees ultimately billed to farmers for sales made by these customers for transgenic products comprised more than 10% of total sales and licensing fees. The table below presents the approximate amount of annual sales including technology fees to each of the customers. These amounts were reported in D&PL's domestic segment.

    Customer            2000                  2001                  2002
 ---------------  ------------------   -------------------   -------------------
     A                $34,246,000           $31,833,000           $29,034,000
     B                 51,938,000            54,937,000            46,752,000
     C                 69,951,000            72,358,000            56,532,000

12. BUSINESS SEGMENT INFORMATION

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

D&PL's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Profit and loss information is reported by segment to the chief operating decision maker and D&PL's Board of Directors. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies.

Information about D&PL's segments for the years ended August 31, is as follows (in thousands):

                                             2000                  2001                  2002
                                        -------------        -------------          -------------
Net sales and licensing fees
     Domestic                              $  270,205        $     261,883          $     225,402
     International                             30,976               43,923                 32,405
                                        -------------        -------------          -------------
                                           $  301,181        $     305,806          $     257,807
                                        =============        =============          =============

Operating income
     Domestic                              $  120,305        $       43,429         $      44,554
     International                              4,308                 8,241                 5,276
                                       ---------------       --------------        --------------
                                           $  124,613        $       51,670         $      49,830
                                       ===============       ==============        ==============

Capital expenditures
     Domestic                               $   6,805        $        6,594         $       5,922
     International                                339                   872                 2,462
                                       ---------------       --------------        --------------
                                            $   7,144        $        7,466         $       8,384
                                       ===============       ==============        ==============

Information about the financial position of D&PL's segments as of August 31, is as follows (in thousands):

                                        2001                 2002
                                    ---------------      ---------------
Long-term assets
    Domestic                        $       60,215        $       60,004
    International                           13,569                14,670
                                    ---------------      ---------------
                                    $       73,784        $       74,674
                                    ===============      ===============

Total assets
    Domestic                        $      382,879        $      368,345
    International                           28,642                14,797
                                    ---------------      ---------------
                                    $      411,521        $      383,142
                                    ===============      ===============

13.  RELATED PARTY TRANSACTIONS

The chairman of the Board of Directors of D&PL is also a director and officer for Stephens Group, Inc. and Stephens, Inc., a full service investment bank. Stephens Group, Inc and Stephens Inc. are stockholders of D&PL. During 2002, D&PL paid consulting fees to Stephens, Inc. of approximately $306,000.

During 2000, 2001 and 2002, a partner of two law firms (he changed firms) that represented D&PL was also a stockholder and D&PL's corporate secretary. D&PL paid legal fees to those firms of approximately $943,000, $833,000, and $628,000 in 2000, 2001 and 2002, respectively.

During 2000, 2001 and 2002 the Institute of Molecular Agrobiology ("IMA"), which is owned by the National University of Singapore and the National Science and Technology Board of Singapore, conducted contract research upon D&PL's instruction related to the development of certain technologies for varietal crops such as cotton and soybeans. D&PL paid approximately $296,000, $406,000 and $249,000 in 2000, 2001 and 2002, respectively, for such research projects. Dr. Chua, a member of the Board of Directors of D&PL, was the Chairman of the Management Board of Directors of IMA until September 2000 and Deputy Chairman from that time until September 2001 and was also Chairman of the Board of an affiliate of IMA, IMAGEN, until August 2001. IMAGEN, together with Singapore Bio-Innovations Pte. Ltd., STIC Investments Pte. Ltd., and OCBC Wearnes and Walden Investments Pte. Ltd., own 20% of the stock of D&PL China Pte. Ltd.

14. DERIVATIVE FINANCIAL INSTRUMENTS

As of August 31, 2001 and August 31, 2002, net unrealized gains of $210,000 and $304,000 related to soybean hedging activities were recorded as a component of other comprehensive income, respectively. Net unrealized losses of $631,000 and $222,000 arose during the twelve months ended August 31, 2001 and August 31, 2002, respectively. Reclassification adjustments from other comprehensive income for net losses realized to net income of $841,000 and $316,000 were made during the years ended August 31, 2001 and August 31, 2002, respectively. The net unrealized gains of $304,000 that remain in other comprehensive income as of August 31, 2002 will be recognized in earnings within the next twelve months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions. There were no foreign currency forward exchange contracts outstanding as of August 31, 2002.

For the years ended August 31, 2001 and August 31, 2002, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges.

15.   ACQUISITION OF D&M INTERNATIONAL, LLC

On May 28, 2002, D&PL acquired the 50% interest in D&M International, LLC it did not own from Pharmacia for cash of approximately $4.8 million. D&PL and Monsanto formed D&M International, LLC in 1995 to introduce cotton planting seed in international markets combining D&PL's acid delinting technology and elite germplasm and Monsanto's Bollgard and Roundup Ready gene technologies. In April 2002, Pharmacia activated a cross purchase provision in the operating agreement for D&M International, LLC and D&PL notified Pharmacia that it elected to have D&M International, LLC redeem Pharmacia's 50% interest in the company. As a result of the redemption of Pharmacia's interest, D&PL now owns all of D&M International, LLC.

The acquisition of the 50% interest in D&M International, LLC has been accounted for as a purchase and the results of operations and earnings (losses) previously allocated to the minority owner have been included from the date of acquisition. A preliminary allocation of the purchase price resulted in no goodwill. To complete the allocation of the purchase price, the fair values of the international joint ventures that comprise the primary assets of D&M International, LLC will have to be determined. Pro forma results of operations for the years ended August 31, 2000, 2001 and 2002 had the acquisition occurred at the beginning of those periods would not have been materially different than reported results for those periods.

16.   COMMITMENTS AND CONTINGENCIES

Product Liability Claims

D&PL is named as a defendant in various lawsuits that allege, among other things, that certain of D&PL's products (including Monsanto's technology) did not perform as the farmer had anticipated or expected. In many of these suits, Monsanto and, in some cases, the distribution/dealer who sold the seed were also named. In all cases where the seed sold contained either or both of Monsanto's Bollgard and Roundup Ready gene technologies, D&PL tendered the defense of these cases to Monsanto and requested indemnity. Pursuant to the terms of the Bollgard Gene License and Seed Services Agreement dated February 2, 1996 as amended December 8, 1999 (the "Bollgard Agreement") and the Roundup Ready Gene License and Seed Services Agreement dated February 2, 1996 and as amended July 26, 1996 and December 8, 1999 (the "Roundup Ready Agreement") D&PL has a right to be contractually indemnified by Monsanto against all claims arising out of the failure of Monsanto's gene technology. Pharmacia remains liable for Monsanto's performance under these indemnity agreements. Some of the product liability lawsuits contain varietal claims which are aimed solely at D&PL. D&PL does not have a right to indemnification, however, from Monsanto for any claims involving varietal characteristics separate from or in addition to the failure of the Monsanto technology. D&PL believes that the resolution of these matters will not have a material impact on the consolidated financial statements. D&PL intends to vigorously defend itself in these matters.

Other Matters

In July 2002, Syngenta Biotechnology, Inc. ("SBI") brought suit in the U.S. District Court in Delaware alleging that D&PL's making, using, selling and offering to sell cotton planting seed containing Monsanto's Bt genes, being sold under the trade name Bollgard, infringes U.S. Patent 6,051,757 entitled "Regeneration Of Plants Containing Genetically Engineered T-DNA". The suit seeks a preliminary and permanent injunction against D&PL and Monsanto against further acts of alleged infringement, contributory infringement and inducement of infringement of SBI's patent and recovery of damages for an unspecified amount including treble damages on account of the defendants' alleged willful infringement. D&PL has demanded that Pharmacia and Monsanto each agree to defend D&PL in this suit and to indemnify D&PL against damages, if any, which may be awarded. Monsanto has assumed the defense of D&PL and has filed an answer generally denying infringement and other claims made in the litigation. D&PL is assisting Monsanto to the extent reasonably necessary for the conduct of the litigation. Due to the recent nature of this suit, management has not determined the effect this litigation will have on D&PL.

In May 2002, Pharmacia Corporation filed a suit in state court in Missouri against D&PL International Technology Corp. ("DITC"), D&PL's subsidiary, seeking a declaratory judgment that it was entitled to invoke the cross purchase provision in the Operating Agreement for D&M International, LLC, a limited liability company jointly owned by Pharmacia and DITC. In the alternative, Pharmacia sought a declaratory judgment that DITC was deemed to have consented to Pharmacia's transfer of the Operating Agreement to Monsanto and its issuance and transfer of shares of Monsanto's stock. DITC moved to dismiss on June 6, 2002, because the case was moot and did not present a justiciable controversy, in that DITC had already invoked its rights under the cross purchase provision and had caused Pharmacia's interest in D&M International, LLC to be redeemed. Instead of answering DITC's motion, on or about June 13, 2002, Pharmacia filed an amended petition, dropping all of its prior claims, and seeking a declaratory judgment that DITC has no contractual rights to enjoin Pharmacia from selling its shares of Monsanto or to seek damages for Pharmacia's prior initial public offering of Monsanto's shares to the public. DITC moved to dismiss the suit, since it had never threatened to enjoin the spin-off, and, in the alternative, moved for a more definite statement. On October 12, 2002, the Court denied DITC's motion to dismiss but granted DITC's motion for a more definite statement. Pharmacia filed a Second Amended Petition on October 30, 2002, and DITC filed a motion to dismiss the Second Amended Petition on November 19, 2002. Given the relief sought, D&PL does not believe that this litigation will have a material effect on D&PL.

On May 15, 2000, several farmers and a seller of farm supplies filed suit in the United States District Court for the Northern District of Alabama, against Monsanto, D&PL, and D&M International, LLC (then a limited liability company jointly owned by Monsanto and D&PL) under federal antitrust laws and requested class certification. Plaintiffs claim that defendants have: (1) unlawfully attempted to monopolize the U.S. cottonseed and herbicide market in violation of ss. 2 of the Sherman Act; (2) monopolized the U.S. cottonseed and herbicide market in violation of ss. 2 of the Sherman Act; (3) conspired to unreasonably restrain trade in the U.S. cottonseed and herbicide market in violation of ss. 1 of the Sherman Act; and (4) engaged in unlawful tying of cottonseed and herbicide in violation of ss. 3 of the Clayton Act. Plaintiffs demand unspecified antitrust damages, including treble and compensatory damages, plus costs of litigation, including attorneys' fees. In July 2000, D&PL answered the complaint and in October 2000, moved for dismissal of the action on the ground that plaintiffs had failed to allege any conduct or action by D&PL that violates the federal antitrust laws. On December 6, 2001, the United States District Judge, acting on the recommendation of the Magistrate Judge, granted Monsanto's and D&PL's motions to dismiss the complaint without prejudice. The plaintiffs were granted 30 days from the District Court's Order to file an Amended Complaint. On January 7, 2002, plaintiffs filed an Amended Complaint against Monsanto and D&PL; however, plaintiffs did not assert in their Amended Complaint any claims against D&M International, LLC. Both D&PL and Monsanto moved to dismiss the complaint. The Court granted this motion in part and denied it in part on May 30, 2002. D&PL filed an answer. On November 1, 2002, the Court granted Monsanto's and D&PL's motion to bifurcate discovery. Discovery is now in process but it is limited to discovery on class certification issues to be followed by discovery on the merits. On November 14, 2002, the Court granted plaintiff's motion for voluntary dismissal of the claims brought on behalf of direct purchasers. The Court also dismissed Counts 1 and 2 of the Amended Complaint, which alleged unlawful monopolization in the cottonseed and herbicide markets. The remaining claim (brought only on behalf of the indirect purchasers) relates to allegations about unlawful tying of cottonseed and herbicide. The plaintiffs have until March 15, 2003, to file a class certification motion.

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

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $715,265 at October 31, 2002 exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make available seed for sale in Guatemala.

17.   STOCKHOLDERS' EQUITY

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

D&PL issued 1,066,667 shares (after effect of stock splits) of Series M Convertible Non-Voting Preferred Stock, as consideration for the purchase in 1996 of Hartz Cotton, Inc. from Monsanto. The holders of Series M Preferred Stock are entitled to receive dividends at the same rate per share as is paid from time to time on each share of the Common Stock of D&PL, and no more, when and as declared by the Board of Directors. In the event of any liquidation, dissolution or winding up of D&PL, either voluntary or involuntary, the holders of Series M Preferred Stock shall be entitled to receive, prior to and in preference to any distribution to holders of Common Stock or any other class of security of D&PL, $13.936 per share of Series M Preferred Stock. The Series M Preferred Stock is convertible beginning upon the seventh anniversary of the date on which the Series M Preferred Stock was issued or the occurrence of other specified events, whichever occurs first.

Stock Option Plans

The 1993 Stock Option Plan authorized options to purchase up to 2,560,000 shares (after effect of all stock splits) of Common Stock at an option price not less than the market price on the date of grant.

The 1995 Long-Term Incentive Plan, as amended and restated in March 2000, (the "LTIP") allows for the awarding of stock options to officers, key employees and directors. The amended and restated 1995 plan eliminates the ability of the Board of Directors to award stock appreciation rights, restricted shares of common stock and performance unit credits. Under the LTIP, 5,120,000 shares (after effect of stock splits) of Common Stock of D&PL were available for grant. Shares subject to options and awards which expire unexercised are available for new option grants and awards. New members of the Board of Directors receive automatic grants of 62,222 shares upon being named to the Board and each director is given an additional annual grant of 2,666 shares for each of the second through sixth years each director serves as such (which grants began in 1998). At the March 30, 2000 Annual Meeting, the Board of Directors agreed to grant options to each Director for 80,000 shares of D&PL Common Stock. Such options are exercisable ratably over five years commencing after one year from the date of grant.

Additional information regarding options granted and outstanding is summarized below:

Stock Options                        Number of
                                      Shares                 Price Range
                                   --------------     --------------------------
Outstanding at August 31, 1999         3,142,957          $  4.67      $  49.31
Granted                                1,785,443            16.91         19.81
Exercised                              (281,160)             4.67         26.82
Lapsed or canceled                     (209,620)            10.69         48.56
                                   --------------     ------------    ----------
Outstanding at August 31, 2000         4,437,620             4.67         49.31
Granted                                   84,218            23.68         25.19
Exercised                               (165,508)            4.67         22.36
Lapsed or canceled                      (300,370)           15.71         49.31
                                   --------------     ------------    ----------
Outstanding at August 31, 2001         4,055,960             4.67         49.31
Granted                                  682,496            17.85         20.47
Exercised                               (200,338)            4.67         19.62
Lapsed or canceled                      (500,299)           16.91         49.31
                                   --------------     ------------    ----------
Outstanding at August 31, 2002         4,037,819          $  4.67     $   47.31
                                   ==============     ============    ==========

D&PL applies Accounting Principles Board Opinion 25 in accounting for its employee stock option plans. Therefore, no compensation cost for stock options is deducted in determining net income. SFAS No. 123, if elected, would require the estimated fair value of options granted in fiscal 1996 and thereafter to be amortized to expense over the options' vesting period. Had the compensation cost been calculated in this manner, D&PL's pro forma net income and net earnings per share would have been as follows:

                                                                               August 31,
(Dollars in thousands, except per share data)                  2000               2001                2002
--------------------------------------------------------- ---------------  -------------------  ----------------
Pro forma compensation cost, net of tax                   $        4,568   $            5,743   $         4,714
Net income applicable to common shares, as reported               79,198               32,147            30,126
Pro forma net income                                              74,630               26,404            25,412
Basic earnings per share, as reported                               2.06                 0.84              0.79
Pro forma basic earnings per share                                  1.94                 0.69              0.66
Diluted earnings per share, as reported                             1.98                 0.81              0.76
Pro forma diluted earnings per share                                1.86                 0.66              0.64


The weighted average fair values of options granted in fiscal 2000, 2001 and 2002 were $9.61, $10.41 and $6.49 per share, respectively. The fair value for these options was estimated at the date of grant, using a Black-Scholes Option Pricing Model with the following assumptions:

                                                2000                   2001                   2002
                                        ---------------------     ---------------        ----------------
Expected dividend yield                                   3%                  3%                      3%
Expected option lives                                5 years             5 years                 5 years
Expected volatility                                   51.88%              39.09%                  33.52%
Risk-free interest rates                               5.96%               5.86%                   5.54%

The following table summarizes certain information about outstanding and exercisable stock options at August 31, 2002:

                            Options Outstanding                                   Options Exercisable
                            ------------------------------------------------      --------------------------------------
                                            Weighted Average
                                               Remaining            Weighted                           Weighted
                                            Contractual Life        Average                            Average
Exercise Price Range                            in Years            Exercise                           Exercise
                            Number                                   Price            Number            Price
---------------------    --------------    -------------------    -------------    --------------    -------------
  $ 4.67 to 16.50              871,313            2.37               $ 8.28              871,313        $ 8.28
  $ 16.91 to 28.90           3,067,846            6.98                20.79            1,510,590         22.17
  $ 32.80 to 39.19              81,660            6.24                35.90               51,662         35.98
  $ 41.69 to 49.31              17,000            5.53                42.35               13,600         42.35
                         --------------                                            --------------
                         --------------                                            --------------
                             4,037,819                                                 2,447,165

Treasury Stock

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of D&PL's common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of D&PL's Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2002, D&PL had repurchased 992,900 shares at an aggregate purchase price of approximately $17,663,000 under this program. D&PL purchased 539,200 shares at an aggregate purchase price of $9,960,000 under this plan in the year ended August 31, 2002. Between September 1, 2002 and October 25, 2002, D&PL repurchased 61,400 shares at an aggregate purchase price of $1.1 million.

Earnings Per Share

Dilutive common share equivalents consist of both D&PL's Series M Convertible Non-Voting Preferred Shares and outstanding stock options under D&PL's 1993 Stock Option Plan and the 1995 Long-Term Incentive Plan. Approximately 781,000, 748,000 and 2,259,000 outstanding stock options were not included in the computation of diluted earnings per share for the years ended August 31, 2000, 2001 and 2002, respectively, because the effect of their exercise was not dilutive based on the average market price of D&PL's common stock for each respective reporting period.

                                                                              For the Twelve Months Ended August 31,
                                                           -                  --------------------------------------
                                                                 2000                2001                2002
                                                           -----------------    ----------------    ---------------
Basic Earnings per Share:
Net income per share before cumulative effect of
  accounting change                                        $           2.14     $           0.84    $          0.79
Cumulative effect of accounting change                                (0.08)                   -                  -
                                                           -----------------    ----------------    ---------------
Net income                                                 $           2.06     $           0.84    $          0.79
                                                           =================    ================    ===============

Diluted Earnings per Share:
Net income per share before cumulative effect of
  accounting change                                        $           2.05     $           0.81    $         0.76
Cumulative effect of accounting change                                (0.07)                   -                 -
                                                           -----------------    ----------------    ---------------
Net income                                                 $           1.98     $           0.81    $         0.76
                                                           =================    ================    ===============
Number of shares used in basic earnings per
  share calculations                                                 38,496               38,473            38,362
                                                           =================    ================    ===============
Number of shares used in diluted earnings per
  share calculations                                                 40,159               40,111            39,781
                                                           =================    ================    ===============

The table below reconciles the basic and diluted per share computations for income before the cumulative effect of a change in accounting principle:

                                                              For the Twelve Months Ended August 31,
                                                         -    --------------------------------------
                                                        2000                2001                2002
                                                   ----------------    ----------------    ---------------
Income:
Income before cumulative
  effect of accounting change                      $        82,291     $       32,307      $      30,339
Less:  Preferred stock dividends                              (128)              (160)              (213)
                                                   ----------------    ----------------    ---------------
Basic EPS:
Income available to common stockholders                     82,163              32,147             30,126
Effect of Dilutive Securities:
Convertible Preferred Stock Dividends                          128                 160                213
                                                   ----------------    ----------------    ---------------
Diluted EPS:
Income available to common stockholders
  plus assumed conversions                         $        82,291     $        32,307     $       30,339
                                                   ================    ================    ===============
Shares:
Basic EPS shares                                            38,496              38,473             38,362
Effect of Dilutive Securities:
Options to purchase common stock                               596                 571                352
Convertible preferred stock                                  1,067               1,067              1,067
                                                   ----------------    ----------------    ---------------
Diluted EPS shares                                          40,159              40,111             39,781
                                                   ================    ================    ===============
Per Share Amounts:
Basic                                              $          2.14     $          0.84     $         0.79
                                                   ================    ================    ===============
Diluted                                            $          2.05     $          0.81     $         0.76
                                                   ================    ================    ===============


18.   UNAUDITED QUARTERLY FINANCIAL DATA

All of D&PL's domestic seed products are subject to return and credit risks, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales and net income are influenced by various factors, principally weather conditions occurring in the spring planting season (spanning D&PL's third and fourth fiscal quarters). D&PL provides for estimated returns as sales are made. To the extent actual returns differ from estimates, adjustments to D&PL's operating results are recorded when such differences become known, typically in D&PL's fourth quarter. All significant returns occur or are accounted for by fiscal year end. Generally, international sales are not subject to return. A substantial portion of Company sales is concentrated in the second and third fiscal quarters. As a result, D&PL generally expects to incur losses in the first and fourth quarters. Management believes that such seasonality is common throughout the seed industry.

Summarized unaudited quarterly financial data is as follows:
(In thousands, except per share data)

------------------------------------------------------------------------------------------------------------------------------
         Fiscal 2000: Three months ended
                                                           November 30      February 29         May 31       August 31
------------------------------------------------------------------------------------------------------------------------------

         Net sales and licensing fees                          $ 4,549        $ 104,203       $ 177,365       $ 15,064
         Gross profit                                              301           31,041          65,190          2,835
         Net income (loss) applicable to
            common shares(2)                                    (9,540)          58,595          34,856         (4,713)
         Net income (loss) per share-basic(1)(2)                 (0.25)            1.52            0.91          (0.12)
         Weighted average number of shares  used
            in quarterly per share calculations -basic          38,662           38,664          38,319         38,363
         Net income (loss) per share-diluted(1)(2)               (0.25)            1.46            0.88          (0.12)
         Weighted average number of shares used
            in quarterly per share calculations-diluted         38,662           40,110          39,845         38,363

------------------------------------------------------------------------------------------------------------------------------
         Fiscal 2001: Three months ended
                                                           November 30      February 28         May 31       August 31
------------------------------------------------------------------------------------------------------------------------------

         Net sales and licensing fees                          $ 9,694        $ 150,154       $ 139,331       $  6,627
         Gross profit                                            2,295           51,782          48,596          2,897
         Net income (loss) applicable to
            common shares(3)                                    (4,958)          23,843          22,885         (9,623)
         Net income (loss) per share-basic(1)(3)                 (0.13)            0.62            0.59          (0.25)
         Weighted average number of shares  used
            in quarterly per share calculations -basic          38,386           38,425          38,963         38,543
         Net income (loss) per share- diluted(1)(3)              (0.13)            0.59            0.56          (0.25)
         Weighted average number of shares used
            in quarterly per share calculations- diluted        38,386           40,101          40,667         38,543

------------------------------------------------------------------------------------------------------------------------------
         Fiscal 2002: Three months ended
                                                           November 30      February 28         May 31       August 31
------------------------------------------------------------------------------------------------------------------------------

         Net sales and licensing fees                          $ 8,253        $ 111,867       $ 135,386        $ 2,301
         Gross profit                                            2,804           40,122          49,050            573
         Net income (loss) applicable to
            common shares                                       (4,538)          17,721          25,012         (8,069)
         Net income (loss) per share-basic(1)                    (0.12)            0.46            0.65          (0.21)
         Weighted average number of shares  used
            in quarterly per share calculations -basic          38,385           38,454          38,343         38,267
         Net income (loss) per share- diluted(1)                 (0.12)            0.44            0.63          (0.21)
         Weighted average number of shares used
            in quarterly per share calculations- diluted        38,385           39,991          39,769         38,267

         (1) The sum of the quarterly net income (loss) per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter, whereas annual earnings per share are based on the annual weighted average shares deemed outstanding during the year.
         (2) The second quarter includes the effect of recording the $81.0 million merger termination fee paid by Monsanto, net of related expenses. (3) The fourth quarter includes the effect of recording a $6.3 million charge for the closing of a delinting plant and severance related to the reduction in operations and corporate staffs.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 15, 2002, at the recommendation of the Audit Committee, the Board of Directors of Delta and Pine Land Company ("Delta and Pine Land") engaged KPMG LLP ("KPMG") as Delta and Pine Land's independent auditors. During the two most recent fiscal years and through May 14, 2002, Delta and Pine Land did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of Delta and Pine Land, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

KPMG replaced the firm of Arthur Andersen LLP ("Arthur Andersen"), who was dismissed by Delta and Pine Land's Board of Directors at the recommendation of the Audit Committee. In light of the uncertainties involving Arthur Andersen, Delta and Pine Land's Board of Directors and Audit Committee determined that it was in the best interests of Delta and Pine Land to appoint a different independent auditing firm.

Arthur Andersen issued an unqualified opinion on the consolidated financial statements of Delta and Pine Land as of and for the years ended August 31, 2001 and 2000. To the knowledge of management, during the fiscal years ended August 31, 2001 and 2000, and in the subsequent period through the date of dismissal, there were no disagreements with Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the matter in connection with their report on the financial statements. Additionally, during such periods there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Delta and Pine Land requested, and Arthur Andersen furnished, a letter addressed to the Securities and Exchange Commission stating that Arthur Andersen agrees with the statements made by Delta and Pine Land herein. A copy of that letter from Arthur Andersen to the Securities and Exchange Commission is filed as
Exhibit 16 to this Annual Report on Form 10-K. For additional information, see
Exhibit 23.02 hereto.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.         EXECUTIVE COMPENSATION
ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to these items is set forth in D&PL's Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 2003 to be filed with the Commission pursuant to Regulation 14(a) no later than December 30, 2002 and is incorporated herein by reference.

                                     PART IV

ITEM 14.         CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

D&PL's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of D&PL's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this annual report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that D&PL's disclosure controls and procedures are effective to ensure that material information relating to D&PL and D&PL's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There have not been any significant changes in D&PL's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        1. Financial Statements - the following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

                  Report of Independent Public Accountants

                  Consolidated Statements of Income - for each of the three
                     years in the period ended August 31, 2002

                  Consolidated Balance Sheets - August 31, 2001 and 2002

                  Consolidated Statements of Cash Flows - for each of the three years in the period ended August 31, 2002

                  Consolidated Statements of Changes in Stockholders' Equity - for each of the three years in the period ended August
                  31, 2002

                  Notes to Consolidated Financial Statements

          2. Financial Statement Schedule - the following financial statement schedule of Delta and Pine Land Company and subsidiaries is submitted in response to Part IV, Item 15:

                  Independent Auditors' Report.................................................................55

                  Report of Independent Public Accountants.....................................................56

                  Schedule II - Consolidated Valuation and Qualifying Accounts.................................57

                  All other schedules have been omitted as not required, not applicable or because all the data is included in the financial statements.

         3.       Exhibits

                  The exhibits to the Annual Report of Delta and Pine Land Company filed herewith are listed on Page 58.

         4.       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended August 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 25, 2002.

DELTA AND PINE LAND COMPANY
(Registrant)

/s/ Jon E. M. Jacoby                                         November 25, 2002
--------------------------------------------
By:  Jon E. M. Jacoby, Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                             Title                                       Date


/s/ W. Thomas Jagodinski                      President, Chief Executive Officer,         November 25, 2002
--------------------------------------------  and Director
W. Thomas Jagodinski                          (Principal Executive Officer)


/s/ R. D. Greene                              Vice President - Finance,                   November 25, 2002
--------------------------------------------  Treasurer and Assistant Secretary
R. D. Greene                                  (Principal Financial and
                                              Accounting Officer)


/s/ Murray Robinson                           Vice Chairman and Director                  November 25, 2002
--------------------------------------------
F. Murray Robinson


/s/ Stanley P. Roth                           Vice Chairman and Director                  November 25, 2002
--------------------------------------------
Stanley P. Roth


/s/ Nam-Hai Chua                              Director                                    November 25, 2002
--------------------------------------------
Nam-Hai Chua


/s/ Joseph M. Murphy                          Director                                    November 25, 2002
--------------------------------------------
Joseph M. Murphy


/s/ Rudi E. Scheidt                           Director                                    November 25, 2002
--------------------------------------------
Rudi E. Scheidt

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, W. Thomas Jagodinski, certify that:
1.            I have reviewed this annual report of Delta and Pine Land Company;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of D&PL as of, and for, the periods presented in this annual report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 25, 2002                  /s/ W. Thomas Jagodinski_________
                                          W. Thomas Jagodinski
                                          President, Chief Executive Officer and
                                          Director

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, R. D. Greene, certify that:
1.            I have reviewed this annual report of Delta and Pine Land Company;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of D&PL as of, and for, the periods presented in this annual report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 25, 2002                   /s/ R. D. Greene___________________
                                           R. D. Greene
                                           Vice President-Finance, Treasurer and
                                           Assistant Secretary

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS OF DELTA AND PINE LAND COMPANY:

We have audited in accordance with auditing standards generally accepted in the United States, the 2002 financial statements of Delta and Pine Land Company included in this Form 10-K. Our audit was made for the purpose of forming an opinion on the basic 2002 financial statements taken as a whole. The schedule listed in the Index of Part IV, Item 15(a)2, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic 2002 financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic 2002 financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic 2002 financial statements taken as a whole.


/s/ KPMG LLP


Memphis, Tennessee
October 25, 2002

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




Arthur Andersen LLP

Memphis, Tennessee,
October 26, 2001.


This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Delta and Pine Land Company's filing on Form 10-K for the year ended August 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.02 for further discussion.

SCHEDULE II
DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                                                                 (In thousands)
------------------------------------------------------------------------------------------------------------------------
Column A                              Column B                           Column C         Column D            Column E
--------                              --------                           --------         --------            --------
Description                           Balance at       Charged           Charged to                           Balance
                                      Beginning        to Costs            Other                              at End
                                          of             and              Accounts        Deductions            of
                                        Period         Expenses                                               Period
------------------------------------------------------------------------------------------------------------------------

Fiscal year ended August 31, 2000

Allowance for doubtful accounts      $        475     $       643       $     -            $     (27)(a)      $   1,091

Inventory valuation reserve          $     14,108     $     8,500       $     -            $ (15,001)(b)      $   7,607

Fiscal year ended August 31, 2001

Allowance for doubtful accounts      $      1,091     $       153       $     -            $     (57)(a)      $   1,187

Inventory valuation reserve          $      7,607     $    10,818       $      (49)(c)     $  (7,391)(b)      $  10,985


Fiscal year ended August 31, 2002

Allowance for doubtful accounts      $      1,187     $       228       $     (303)(c)    $      (12)(a)      $  1,100

Inventory valuation reserve          $     10,985     $    10,335       $       11 (c)    $  (12,109)(b)      $  9,222

(a) Write off of uncollectible accounts, net of recoveries

(b) Disposal and/or write-off of inventory.

(c) Amount charged to cumulative translation adjustment for fluctuations in non-U.S. dollar denominated reserves.


                                      INDEX
                     EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED AUGUST 31, 2002
                           DELTA AND PINE LAND COMPANY


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

10.06 Retirement Plan of D&PL, dated January 2, 1992, Amendment No. 1 to the Plan dated April 30, 1992, Amendment No. 2 to the
         Plan dated December 20, 1992, and Amendment No. 3 to the Plan dated October 6, 1994. (1)(5)

10.08 Supplemental Executive Retirement plan dated May 22, 1992, and effective January 1, 1992. (1)(6)

10.10    1993 Stock Option Plan of Registrant, as adopted on June 11,1993.(1)(6)

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

10.16 Trademark License Agreement dated February 2, 1996 between Monsanto and D&PL. (3)

10.17 Registration Rights Agreement between D&PL and Monsanto dated February 2, 1996. (3)

10.18 Temporary Services Agreement dated February 2, 1996 between Monsanto, D&PL, and PTC. (3)

10.19 Research Facility Lease with Option to Purchase dated February 2, 1996 between Monsanto and PTC. (3)

10.20    Greenhouse Lease dated February 2, 1996 between Monsanto and PTC. (3)

10.21    Research Agreement dated February 2, 1996 between Monsanto and PTC. (3)

10.22    Partnership Agreement dated February 2, 1996 between D&PL and
         Monsanto.(3)

10.23 Marketing Services Agreement dated February 2, 1996 between D&PL, Monsanto and D&M Partners. (3)

10.24 Bollgard Gene License and Seed Services Agreement dated February 2, 1996 between Monsanto, D&M Partners, and D&PL. (3)

10.25 Roundup Ready Gene License and Seed Services Agreement dated February 2, 1996 between Monsanto, D&M Partners and D&PL. (3)

10.26    Option Agreement dated February 2,1996 between Monsanto and D&PL.(3)(6)

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

10.30    D&M International Operating Agreement on March 10, 1995, between
         Delta and Pine Land Company, through        its
         wholly-owned subsidiary D&PL International Technology Corp.
         and Monsanto Company. (13)

10.31 Bollgard II Gene License and Seed Services Agreement dated December 11, 2000. (11)

10.32 Roundup Ready Soybean License and Seed Services Agreement and the Amended and Restated Licensee Incentive Agreement. (11)

10.33    Bollgard Gene License Agreement for the Republic of Mexico. (11)

10.34 Roundup Ready License Agreement for the Republic of South Africa dated September 24, 2001. (11)

10.35    Glyphosate-Tolerant Cotton Agreement - Australia dated July 3,2001.(11)

10.36 Bollgard Gene License Agreement by and between Monsanto Company, Delta and Pine Land Company, D&PL International Technology Corp., and D&M International and Amendment. (15)

10.37 Redemption Agreement dated as of May 28, 2002 among D&M International, L.L.C., D&PL International Technology Corp.,
         Pharmacia Corporation, solely for the purposes of Section 1.2c and Articles II and III hereof, and Monsanto Company, and, solely for the purposes of Section 3.2 hereof, Delta and Pine Land Company. (15)

16.00    Letter from Arthur Andersen LLP to the Securities and Exchange
         Commission dated May 14, 2002 regarding     change in
         certifying accountant (16)

21.01    Subsidiaries of the Registrant. (15)

23.01    Independent Auditors' Consent. (15)

23.02    Notice Regarding Consent of Arthur Andersen LLP. (15)

99.01    Certification of Periodic Financial Report Pursuant to 18 U.S.C.
         Section 1350  (15)

99.02    Certification of Periodic Financial Report Pursuant to 18 U.S.C.
         Section 1350  (15)

-------------------------
(1) All incorporated by reference from Registration Statement on form S-1, File No. 33-61568, filed June 29, 1993 except as otherwise noted herein.
(2)      Incorporated by reference from Form 8-K filed May 14, 1998
(3) Incorporated by reference from Form 8-K, File No. 000-14136, filed February 19, 1996
(4) Incorporated by reference from Form 8-A, File No. 000-21293, filed September 3, 1996
(5) Incorporated by reference from Form 10-K, File No. 00-21788, filed November 22, 1995
(6)      Represents management contract or compensatory plan
(7) Incorporated by reference from Form 10-Q, File No. 000-21788, filed July 14, 1995
(8)      Incorporated by reference from Form 8-K filed May 16, 1994
(9) Incorporated by reference from Form 8-K, File No. 000-21788, filed June 4, 1996
(10) Incorporated by reference from Form 10-K, File No. 001-14136, filed November 27, 1996
(11)     Incorporated by reference from Form 10-K filed November 29, 2001
(12)     Incorporated by reference from Form 8-K filed May 18, 2000
(13)     Incorporated by reference from Form 8-K filed September 14, 2000
(14)     Incorporated by reference from Form 10-K filed November 24, 1998
(15)     Filed herewith
(16)     Incorporated by reference from Form 8-K filed May 17, 2002

           EXHIBIT 21.01
       SUBSIDIARIES OF REGISTRANT
             SUBSIDIARY                                PLACE OF INCORPORATION
----------------------------------------------- --------------------------------

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

Anhui An Dai Cottonseed Technology Company, Ltd.               China

D&PL Technology Holding Corp.                                   USA

D&M  Brasil algodao, Ltda                                      Brazil

MDM Maeda DeltaPine Monsanto Algodao Ltda.                     Brazil

                                 Exhibit 23.01

                          Independent Auditors' Consent


The Board of Directors
Delta and Pine Land Company:

We consent to the incorporation by reference in the registration statements (Nos. 333-21049 and 333-74168) on Form S-8 of Delta and Pine Land Company of our reports dated October 25, 2002, with respect to the consolidated balance sheet of Delta and Pine Land Company as of August 31, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year ended August 31, 2002, and all related financial statement schedules, which reports appear in the August 31, 2002, annual report on Form 10-K of Delta and Pine Land Company.

/s/ KPMG LLP

Memphis, Tennessee
November 25, 2002

                                  EXHIBIT 23.02
                 NOTICE REGARDING CONSENT OF ARTHUR ANDERSEN LLP

Section 11(a) of the Securities Act of 1933, as amended (the "Securities Act"), provides that if part of a registration statement at the time it becomes effective contains an untrue statement of a material fact, or omits a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may assert a claim against, among others, an accountant who has consented to be named as having certified any part of the registration statement or as having prepared any report for use in connection with the registration statement.

On May 15, 2002, the Board of Directors of Delta and Pine Land Company ("D&PL"), upon recommendation of its Audit Committee, decided to no longer engage Arthur Andersen LLP ("Arthur Andersen") as D&PL's independent public accountants, effective immediately. For additional information, see D&PL's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on May 17, 2002.

After reasonable efforts, D&PL has been unable to obtain Arthur Andersen's written consent to the incorporation by reference into D&PL's registration statements (Form S-8 Nos. 333-21049 and 333-74168) (the "Registration Statements") of Arthur Andersen's audit report with respect to D&PL's consolidated financial statements as of August 31, 2001, and for the two years in the period then ended. Under these circumstances, Rule 437a under the Securities Act permits D&PL to file this Annual Report on Form 10-K, which is incorporated by reference into the Registration Statements, without a written consent from Arthur Andersen. As a result, with respect to transactions in D&PL's securities pursuant to the Registration Statements that occur subsequent to the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission, Arthur Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein. Accordingly, an acquiror of D&PL's securities would be unable to assert a claim against Arthur Andersen under Section 11(a) of the Securities Act.

                                 EXHIBIT 99.01

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the annual report on Form 10-K of Delta and Pine Land Company for the fiscal year ended August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned W. Thomas Jagodinski, the President and Chief Executive Officer hereby certifies the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of D&PL.


     Signature                                Title                                       Date


 /s/ W. Thomas Jagodinski                  President, Chief Executive Officer          November 25, 2002
-----------------------------------
W. Thomas Jagodinski                       and Director
                                           (Principal Executive Officer)

This certificate is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purposes.

                                  EXHIBIT 99.02

 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the annual report on Form 10-K of Delta and Pine Land Company for the fiscal year ended August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned R. D. Greene, the Vice President-Finance, Treasurer, and Assistant Secretary hereby certifies the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of D&PL.

     Signature                                Title                                       Date

 /s/ R. D. Greene                             Vice President - Finance,                   November 25, 2002
--------------------------------------------
R. D. Greene                                  Treasurer and Assistant Secretary
                                              (Principal Financial and
                                              Accounting Officer)

This certificate is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purposes.