Form 10-Q
period 2002-11-30
DELTA & PINE LAND CO
filed 2003-01-14
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended November 30, 2002 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from/to

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

               Registrant's telephone number, including area code:
                                 (662) 742-4000

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

Common Stock, $0.10 Par Value - 38,181,439 shares outstanding as of December 31, 2002.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.
PART I.  FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

  Consolidated Balance Sheets - November 30, 2001,
            August 31, 2002, and November 30, 2002                         3

  Consolidated Statements of Operations - Three Months
            Ended November 30, 2001 and November 30, 2002                  4

  Consolidated Statements of Cash Flows - Three Months
            Ended November 30, 2001 and November 30, 2002                  5

  Notes to Consolidated Financial Statements                               6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           11

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk    15

  Item 4.   Controls and Procedures                                       15

PART II.  OTHER INFORMATION
  Item 1.   Legal Proceedings                                             16
  Item 2.   Changes in Securities and Use of Proceeds                     19
  Item 3.   Defaults Upon Senior Securities                               19
  Item 4.   Submission of Matters to a Vote of Security Holders           19
  Item 5.   Business                                                      19
  Item 6.   Exhibits and Reports on Form 8-K                              26
            Signatures                                                    27
            Certifications                                                28

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                            November 30,         August 31,          November 30,
                                                                                2001                2002                 2002
                                                                          -----------------    ----------------     ----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                             $       106,259      $      109,091       $       95,611
     Receivables, net                                                               11,050             145,876               11,337
     Inventories                                                                    72,204              40,021               61,695
     Prepaid expenses                                                                1,967               2,266                1,575
     Deferred income taxes                                                           8,457              11,214               11,214
                                                                          -----------------    ----------------     ----------------
         Total current assets                                                      199,937             308,468              181,432

PROPERTY, PLANT and EQUIPMENT, net                                                  62,849              63,401               62,693

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                                                          4,183               4,187                4,187

INTANGIBLES, net                                                                     4,298               4,032                3,913

INVESTMENT IN AFFILIATE                                                                  -                 695                  635

OTHER ASSETS                                                                         2,164               2,359                2,358
                                                                          -----------------    ----------------     ----------------
                                                                           $       273,431      $      383,142       $      255,218
                                                                          =================    ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                         $         2,665      $        1,763       $        1,805
     Accounts payable                                                               25,572              16,447               16,775
     Accrued expenses                                                               42,251             143,533               30,285
     Income taxes payable                                                            9,438              12,381                6,887
                                                                          -----------------    ----------------     ----------------
         Total current liabilities                                                  79,926             174,124               55,752
                                                                          -----------------    ----------------     ----------------

LONG-TERM DEBT, less current maturities                                              3,236               1,176                1,225
                                                                          -----------------    ----------------     ----------------

DEFERRED INCOME TAXES                                                                4,735               3,121                3,125
                                                                          -----------------    ----------------     ----------------

MINORITY INTEREST IN SUBSIDIARIES                                                    7,994               2,514                2,971
                                                                          -----------------    ----------------     ----------------

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.10 per share; 2,000,000 shares authorized:
         Series A Junior Participating Preferred, par value $0.10 per share;
            456,989 shares authorized; no shares issued or outstanding                   -                   -                    -
         Series M Convertible Non-Voting Preferred, par value $0.10 per
            share; 1,066,667 shares authorized, issued and outstanding                 107                 107                  107
     Common stock, par value $0.10 per share; 100,000,000 shares authorized;
         39,130,433, 39,311,571 and 39,367,005 issued;
         38,354,667, 38,204,405 and 38,178,439 shares outstanding                    3,913               3,931                3,937
    Capital in excess of par value                                                  48,624              51,563               52,229
    Retained earnings                                                              143,468             172,381              162,988
    Accumulated other comprehensive loss                                            (4,840)             (5,939)              (5,761)
    Treasury stock at cost, 775,766, 1,107,166 and 1,188,566 shares                (13,732)            (19,836)             (21,355)
                                                                          -----------------    ----------------     ----------------
         Total stockholders' equity                                                177,540             202,207              192,145
                                                                          -----------------    ----------------     ----------------
                                                                           $       273,431      $      383,142       $      255,218
                                                                          =================    ================     ================

The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                (Unaudited)

                                                                                    November 30,           November 30,
                                                                                        2001                   2002
                                                                                  ----------------       ----------------

NET SALES AND LICENSING FEES                                                       $        8,253         $        5,599
COST OF SALES                                                                               5,449                  3,839
                                                                                  ----------------       ----------------
GROSS PROFIT                                                                                2,804                  1,760
                                                                                  ----------------       ----------------

OPERATING EXPENSES:
      Research and development                                                              4,082                  4,006
      Selling                                                                               2,534                  2,419
      General and administrative                                                            3,272                  3,567
                                                                                  ----------------       ----------------
                                                                                            9,888                  9,992
SPECIAL CHARGES                                                                                 -                   (500)
                                                                                  ----------------       ----------------
OPERATING LOSS                                                                             (7,084)                (8,732)
                                                                                  ----------------       ----------------

INTEREST INCOME, net                                                                         681                     388
OTHER EXPENSE, net                                                                           (86)                 (2,127)
EQUITY IN NET LOSS OF AFFILIATE                                                                -                    (460)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                               (464)                   (457)
                                                                                  ----------------       ----------------

LOSS BEFORE INCOME TAXES                                                                  (6,953)                (11,388)
INCOME TAX BENEFIT                                                                         2,468                   3,957
                                                                                  ----------------       ----------------

NET LOSS                                                                                  (4,485)                (7,431)

DIVIDENDS ON PREFERRED STOCK                                                                 (53)                   (53)
                                                                                  ----------------       ----------------
NET LOSS APPLICABLE TO COMMON SHARES                                               $      (4,538)         $      (7,484)
                                                                                  ================       ================


BASIC AND DILUTED NET LOSS PER SHARE                                               $       (0.12)         $       (0.20)
                                                                                  ================       ================

NUMBER OF SHARES USED IN BASIC AND DILUTED NET LOSS
      PER SHARE CALCULATIONS                                                              38,385                 38,176
                                                                                  ================       ================

DIVIDENDS PER COMMON SHARE                                                         $        0.05          $        0.05
                                                                                  ================       ================



The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                                  November 30,          November 30,
                                                                                      2001                  2002
                                                                                 ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $       (4,485)       $      (7,431)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                                                         1,855                1,735
     Loss on sale of property and equipment                                                   27                    -
     Equity in net loss of affiliate                                                           -                  460
     Minority interest in net income of subsidiaries                                         464                  457
     Change in deferred income taxes                                                         246                    -
     Changes in current assets and liabilities:
         Receivables                                                                     165,127              134,478
         Inventories                                                                     (35,745)             (21,532)
         Prepaid expenses                                                                    171                  686
         Intangibles and other assets                                                        111                   84
         Accounts payable                                                                 10,293                  289
         Accrued expenses                                                               (132,834)            (113,334)
         Income taxes payable                                                             (6,507)              (5,232)
                                                                                 ----------------      ----------------
           Net cash used in operating activities                                          (1,277)              (9,340)
                                                                                 ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                    (1,716)              (1,078)
   Sale of investments and property                                                           13                   11
   Investment in affiliate                                                                     -                 (400)
                                                                                 ----------------      ----------------
           Net cash used in investing activities                                          (1,703)              (1,467)
                                                                                 ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                            (1,588)                (334)
   Payments of long-term debt                                                                (73)                   -
   Dividends paid                                                                         (1,970)              (1,962)
   Proceeds from long-term debt                                                              473                  106
   Proceeds from short-term debt                                                           2,470                  450
   Payments to acquire treasury stock                                                     (3,856)              (1,519)
   Proceeds from exercise of stock options                                                   117                  415
                                                                                 ----------------      ----------------
           Net cash used in financing activities                                          (4,427)              (2,844)
                                                                                 ----------------      ----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES ON CASH                                          (337)                 171

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (7,744)             (13,480)
CASH AND CASH EQUIVALENTS, as of August 31                                               114,003              109,091
                                                                                 ----------------      ----------------
CASH AND CASH EQUIVALENTS, as of November 30                                      $      106,259        $      95,611
                                                                                 ================      ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the three months for:
         Interest, net of capitalized interest                                    $          300        $          20
         Income taxes                                                             $        3,500        $         950


   Noncash financing activities:
         Tax benefit of stock option exercises                                    $          100        $         300


The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. The business of Delta and Pine Land Company and its subsidiaries ("D&PL") is seasonal in nature; thus, the results of operations for the three month periods ended November 30, 2001 and November 30, 2002 or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. D&PL's investment in 50%-owned affiliate DeltaMax Cotton, LLC is accounted for using the equity method. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2002.

Special Charges

During the three months ended November 30, 2002, D&PL closed its facility in Centre, Alabama and reduced the number of employees at its joint venture in Hebei Province, People's Republic of China. D&PL recorded a $0.5 million charge for severance related to this closing and staff reduction. This charge is included in "SPECIAL CHARGES" in the accompanying Consolidated Statements of Income.

2. COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended November 30, 2001 and November 30, 2002, was (in thousands):

                                                    Three Months Ended
                                             November 30,         November 30,
                                                 2001                 2002
                                          -----------------    -----------------

Net loss                                   $        (4,485)     $        (7,431)
Other comprehensive (loss) income:
  Foreign currency translation
    (losses)/gains                                    (337)                  60
  Net realized and unrealized
    (losses)/gains on hedging instruments              (76)                 118
  Income tax benefit (expense) related to
    other comprehensive (loss) income                  147                  (62)
                                          -----------------    -----------------
Other comprehensive (loss) income,
  net of tax                                          (266)                 116
                                          -----------------    -----------------
Total comprehensive loss                   $        (4,751)     $        (7,315)
                                          =================    =================

3. SEGMENT DISCLOSURES

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

D&PL's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Profit and loss information is reported by segment to the chief operating decision maker and D&PL's Board of Directors. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in D&PL's Form 10-K filed for the year ended August 31, 2002.

Information about D&PL's segments for the three month periods ended November 30, 2001 and November 30, 2002 is as follows (in thousands):
                                                    Three Months Ended
                                                    ------------------
                                            November 30,           November 30,
                                                 2001                 2002
                                          -----------------    -----------------

Net sales and licensing fees
     Domestic                              $          123       $          426
     International                                  8,130                5,173
                                          -----------------    -----------------
                                           $        8,253       $        5,599
                                          =================    =================

Operating (loss) income
     Domestic                              $       (8,577)      $       (8,875)
     International                                  1,493                  143
                                          -----------------    -----------------
                                           $       (7,084)      $       (8,732)
                                          =================    =================

4. SIGNIFICANT CHANGES IN ASSETS FROM AUGUST 31, 2002

Accounts receivable decreased approximately $134,539,000 to $11,337,000 at November 30, 2002 from $145,876,000 at August 31, 2002. This decrease is primarily related to technology sublicense revenue collections. The corresponding royalty payments made by the Company for the Bollgard and Roundup Ready licensing fees is reflected in the decrease of accrued expenses from August 31, 2002 to November 30, 2002.

5. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123," amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123. SFAS No. 148 disclosure requirements are effective for annual reports for fiscal years ending after December 15, 2002 and for reports for interim periods beginning after December 15, 2002. Therefore, D&PL must adopt the disclosure requirements of this statement in its interim report for the quarter ending May 31, 2003.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Therefore, D&PL adopted this statement January 1, 2003. The adoption of this statement did not have a material impact on D&PL's consolidated financial position or results of operations.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Therefore, D&PL adopted this statement September 1, 2002. The adoption of this statement did not have a material impact on D&PL's consolidated financial position or results of operations.

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

6.  INVENTORIES

Inventories consisted of the following (in thousands):

                                                  November 30,            August 31,           November 30,
                                                      2001                   2002                  2002
                                                 ----------------      -----------------      ----------------

Finished goods                                    $       46,723        $        26,263        $       35,049
Raw materials                                             33,993                 20,961                34,175
Growing crops                                              1,682                    878                   529
Supplies and other                                         1,225                  1,141                 1,035
                                                 ----------------      -----------------      ----------------
                                                          83,623                 49,243                70,788
Less reserves                                            (11,419)                (9,222)               (9,093)
                                                 ----------------      -----------------      ----------------
                                                  $       72,204        $        40,021        $       61,695
                                                 ================      =================      ================

Finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. Inventory reserves relate to estimated excess and obsolete inventory. See Note 10 for description of hedging activities.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

                                                  November 30,            August 31,           November 30,
                                                      2001                   2002                  2002
                                                 ----------------      -----------------     ------------------

Land and improvements                             $        4,422        $         5,038       $          5,045
Buildings and improvements                                38,665                 37,117                 37,563
Machinery and equipment                                   49,249                 52,565                 53,243
Germplasm                                                  7,500                  7,500                  7,500
Breeder and foundation seed                                2,000                  2,000                  2,000
Construction in progress                                   2,098                  4,478                  4,494
                                                 ----------------      -----------------     ------------------
                                                         103,934                108,698                109,845
Less accumulated depreciation                            (41,085)               (45,297)               (47,152)
                                                 ----------------      -----------------     ------------------
                                                  $       62,849        $        63,401       $         62,693
                                                 ================      =================     ==================

8.  INTANGIBLES AND EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED

The components of identifiable intangible assets follow (in thousands):

                              November 30, 2001                    August 31, 2002                    November 30, 2002
                          ---------------------------      --------------------------------     ------------------------------
                            Gross                             Gross                                Gross
                          Carrying     Accumulated           Carrying       Accumulated           Carrying      Accumulated
                           Amount      Amortization           Amount        Amortization           Amount       Amortization
Trademarks                $   3,182    $       (662)        $     3,182    $         (721)       $    3,182    $        (741)
Commercialization
agreements                      400             (13)                400               (37)              400              (44)
Patents                         304             (76)                295               (74)              295              (76)
Other                         1,723            (560)              1,492              (505)            1,395             (498)
                          ----------- ---------------      -------------- -----------------     ------------- ----------------
                          $   5,609    $     (1,311)        $     5,369    $       (1,337)      $     5,272    $      (1,359)
                          =========== ===============      ============== =================     ============= ================

Amortization expense for identifiable intangible assets during the three month period ended November 30, 2002 was approximately $50,000. Identifiable intangible asset amortization expense is estimated to be $200,000 for the remainder of 2003 and $250,000 in each of the fiscal years from fiscal 2004 through fiscal 2008.

During the second quarter of fiscal 2002, "EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED" ("goodwill") attributable to the domestic segment was tested for impairment by comparing its implied fair value to its carrying value. Based on management's initial impairment test, management determined that none of the goodwill recorded was impaired.

9. INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax Cotton, LLC ("DeltaMax"), a limited liability company jointly owned with Verdia, Inc. (formerly known as MaxyAg, Inc.), a wholly-owned subsidiary of Maxygen, Inc. Established on May 22, 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cotton seed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the quarter ended November 30, 2002, D&PL's equity in the net loss of DeltaMax was $460,000.

10. DERIVATIVE FINANCIAL INSTRUMENTS

As of August 31, 2002, net unrealized gains of $304,000 related to soybean hedging activities were recorded as a component of other comprehensive income. During the three month period ended November 30, 2002, $118,000 in net realized and unrealized gains was recorded as a component of other comprehensive income. During the three month period ended November 30, 2002, no reclassification adjustment from other comprehensive income to net income was made. Net realized gains of $260,000 remain in other comprehensive income as of November 30, 2002. These realized gains will be reclassified into earnings in the period in which the forecasted transaction affects earnings, which generally occurs during D&PL's second and third quarters. Net unrealized gains of $162,000 remain in other comprehensive income as of November 30, 2002. These unrealized gains will be recognized in earnings within the next twelve months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions.

For the three month periods ended November 30, 2001 and 2002, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges related to soybeans.

11. ACQUISITION OF D&M INTERNATIONAL, LLC

On May 28, 2002, D&PL acquired the 50% interest in D&M International, LLC it did not own from Pharmacia for cash of approximately $4.8 million. D&PL and
        1
Monsanto formed D&M International, LLC in 1995 to introduce cotton planting seed in international markets combining D&PL's acid delinting technology and elite germplasm and Monsanto's Bollgard(R) and Roundup Ready(R) gene technologies. In April 2002, Pharmacia activated a cross purchase provision in the operating agreement for D&M International, LLC and D&PL notified Pharmacia that it elected to have D&M International, LLC redeem Pharmacia's 50% interest in the company. As a result of the redemption of Pharmacia's interest, D&PL now owns all of D&M International, LLC.

The acquisition of the 50% interest in D&M International, LLC has been accounted for as a purchase, and the results of operations and all of its earnings (losses) have been included from the date of acquisition. A preliminary allocation of the purchase price resulted in no goodwill. To complete the allocation of the purchase price, the fair values of the international joint ventures that comprise the primary assets of D&M International, LLC will have to be determined. Pro forma results of operations for the quarter ended November 30, 2001 had the acquisition occurred at the beginning of the period would not have been materially different than reported results for the period.

12.  CONTINGENCIES

Product Liability Litigation

D&PL is named as a defendant in various lawsuits that allege, among other things, that certain of D&PL's products (including those containing Monsanto's technology) did not perform as the farmer had anticipated or expected. In some of these cases, Monsanto and/or the dealer or distributor who sold the seed are also named as defendants. In all cases where the seed sold contained either or both of Monsanto's Bollgard and/or Roundup Ready gene technologies, and where the farmer alleged a failure of one or more of those technologies, D&PL has tendered the defense of the case to Monsanto and requested indemnity. Pursuant to the terms of the February 2, 1996 Bollgard Gene License and Seed Services
--------
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company.

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

Agreement (the "Bollgard Agreement") and the February 2, 1996 Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") (both as amended December 8, 1999) D&PL has a right to be contractually indemnified by Monsanto against all claims arising out of the failure of Monsanto's gene technology. Pharmacia remains liable for Monsanto's performance under these indemnity agreements. Some of the product liability lawsuits contain varietal claims which are aimed solely at D&PL. D&PL does not have a right to indemnification from Monsanto for any claims involving varietal characteristics separate from or in addition to the failure of the Monsanto technology. D&PL believes that the resolution of these matters will not have a material impact on the consolidated financial statements. D&PL intends to vigorously defend itself in these matters. See Part II, Item I for additional discussion of each case.

Other Litigation

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

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $705,000 at December 31, 2002 exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make seed available for sale in Guatemala.

13. EARNINGS PER SHARE

For the quarters ended November 30, 2001 and 2002, Common Stock Equivalents were not included in D&PL's calculation of diluted earnings per share because their inclusion would have been antidilutive to earnings since D&PL reported a net loss for each of the aforementioned quarters. As a result, basic and diluted earnings per share are the same in each respective quarter ended November 30, 2001 and 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview/Outlook

We expect to report sales in the range of $275 million to $290 million in fiscal
                                                                 1
2003 and earnings per diluted share, excluding Pharmacia/Monsanto litigation expenses and special charges, is expected to range from $0.97 to $1.05. This guidance assumes flat U.S. cotton acreage with 2002, the successful launch of new varieties, maintaining U.S. market share and other factors. We expect to incur expenses of between $8 to $10 million, or $0.13 to $0.16 per diluted share, related to the suit against Pharmacia/Monsanto which is scheduled for trial in January 2004. Earnings are significantly affected by planted acreage in the U.S. At present market share levels, we estimate earnings per diluted share could be affected by $0.05 for each 500,000 acre change in U.S. planted acreage.

On January 3, 2003, we announced a collaboration agreement with Dow
AgroSciences LLC ("DAS") under which we will develop, test and evaluate elite cotton varieties containing DAS insect resistance traits. When appropriate testing indicates that DAS technology combined with our germplasm is competitive and if a commercialization agreement is reached, our elite varieties containing DAS technology may be available for introduction to growers in 2004. DAS has previously announced it expects to introduce its insect resistance traits in the U.S. market in 2004, pending regulatory approval.

In addition, we continue to develop, test and evaluate elite cotton varieties containing insect resistant traits under our collaboration agreement with Syngenta. If appropriate testing indicates that Syngenta technology combined with our germplasm is competitive and if a commercialization agreement is reached, our elite varieties containing Syngenta's technology could potentially be available for introduction to growers as early as 2004, subject to
Syngenta obtaining U.S. government regulatory approval and other factors.
--------
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company.

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

In December 2002, Monsanto received U.S. regulatory approval for its Bollgard II insect resistant trait for cotton. We may commercialize limited quantities of our Bollgard II cotton varieties in the U.S. during fiscal 2003.

In October 2002, we announced that our joint venture with Verdia, Inc., DeltaMax Cotton LLC, has initiated cotton transformation of a proprietary glyphosate tolerant gene. We expect this product will eventually compete in the glyphosate tolerant cotton seed market, which made up more than 70% of the cotton planted in the U.S. in 2002 according to USDA data. We expect commercialization of this product in 2007 or later.

Pursuant to our previously announced share repurchase program, we repurchased in the open market 81,400 shares of our stock from September 1, 2002 to December 31, 2002.

Results of Operations

Due to the seasonal nature of our business, we typically incur losses in our first and fourth fiscal quarters since the majority of our domestic sales are made in our second and third quarters. Sales in the first and fourth quarters are generally limited to those made to export markets and those made by our non-U.S. joint ventures and subsidiaries located primarily in the Southern hemisphere.

The following sets forth selected operating data of D&PL (in thousands):

                                                   For the Three Months Ended
                                                 November 30,       November 30,
                                                     2001               2002
                                              --------------     --------------
Operating results -
Net sales and licensing fees                   $     8,253        $     5,599
Gross profit                                         2,804              1,760
Operating expenses                                   9,888              9,992
Special charges                                          -               (500)
Operating loss                                      (7,084)            (8,732)
Loss before income taxes                            (6,953)           (11,388)
Net loss applicable to common shares                (4,538)            (7,484)


The following sets forth selected balance sheet data of D&PL at the following dates (in thousands):

                                                  November 30,        August 31,        November 30,
                                                      2001               2002               2002
                                                 ---------------    ---------------    ---------------
Balance sheet summary-
Current assets                                    $     199,937      $     308,468      $     181,432
Current liabilities                                      79,926            174,124             55,752
Working capital                                         120,011            134,344            125,680
Property, plant and equipment, net                       62,849             63,401             62,693
Total assets                                            273,431            383,142            255,218
Outstanding borrowings                                    5,901              2,939              3,030
Stockholders' equity                                    177,540            202,207            192,145

Three months ended November 30, 2002, compared to three months ended November 30, 2001:

For the quarter ended November 30, 2002, we incurred a net loss of $7.4 million, compared to a net loss of $4.5 million reported in the comparable prior year quarter. The increased loss was due primarily to lower international revenues, legal expenses related to the Pharmacia/Monsanto litigation and special charges related to two separate events.

Net sales and licensing fees decreased approximately $2.7 million to $5.6 million from $8.3 million. Gross profit decreased approximately $1.0 million to $1.8 million from $2.8 million. These decreases are attributable to reduced international revenues caused by (i) a shift in expected export shipments from the first quarter to the second quarter, (ii) lower sales due to the drought in Australia and poor economic conditions in Argentina and (iii) devaluation of the Brazilian Real in relation to the U.S. Dollar, which caused lower revenues in Brazil.

During the quarter ended November 30, 2002, we reported special charges of $0.5 million associated with severance costs associated with the closing of our facility in Centre, Alabama as well as a headcount reduction at our joint venture in Hebei Province, People's Republic of China.

We reported net other expense of approximately $2.1 million for the quarter ended November 30, 2002 compared to net other expense of approximately $0.1 million for the same period in the prior year. The increase is attributable to additional legal fees related to the Pharmacia/Monsanto litigation.

Application of Critical Accounting Policies

Overview

Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2002. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition

Revenues from domestic seed sales are recognized when seed is shipped. Revenues from Bollgard(R) and Roundup Ready(R) licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard and Roundup Ready cottonseed are based on pre-established planting rates for each of eight geographic regions and consider the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors.

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

Domestically, we promote our cotton and soybean seed directly to farmers and sell our seed through distributors and dealers. We also offer various sales incentive programs for seed and participate in such programs related to the Bollgard and Roundup Ready technology fees offered by Monsanto. Generally, under these programs, if a farmer plants his seed and the crop is lost (usually due to weather by a certain date) a portion of the price of the seed and the technology fees is forgiven or rebated to the farmer. The amount of the refund and the impact to D&PL depends on whether the farmer can replant the crop that was destroyed. We record estimates monthly to account for these events, the majority of which occur during the second and third quarters. Essentially, all material claims under these programs have occurred or are accounted for by fiscal year end.

Provision for Damaged, Obsolete and Excess Inventory

Each year, we record a provision related to inventory based on our estimate of seed that will not pass our quality assurance ("QA") standards at year end, or is deemed excess based on our desired seed stock level for a particular variety ("dump seed"). Seed can fail QA standards based on physical defects (i.e., cut seed, moisture content, discoloration, etc.), germination rates, or transgenic purities. The amount recorded as inventory provision in a given year is calculated based on the total quantity of inventory that has not passed QA standards at any fiscal period end; any seed that is expected to deteriorate before it can be sold and seed deemed to be excess and is valued at the average cost of inventory. In establishing the provision we consider the scrap value of the seed to be disposed. An initial estimate of the needed provision is made at the beginning of each year and recorded over the course of the year. Adjustments are made monthly, as necessary.

See Note 6 of the Notes to Consolidated Financial Statements in Item I for further details about inventory reserves.

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

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, we determine that we will not realize deferred tax assets, then valuation allowances are recorded. As of November 30, 2002, we had recorded deferred tax assets of approximately $8.1 million. We estimate that our deferred tax assets will be realized, therefore we have not recorded any valuation allowances as of November 30, 2002.

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

In the U. S., we record revenue and accounts receivable for licensing fees on Bollgard and Roundup Ready seed sales upon shipment, usually in our second and third quarters. Receivables from seed sales are generally due from May to July. The licensing fees are due in September, at which time we receive payment. We then pay Monsanto its royalty for the Bollgard and Roundup Ready licensing fees, which is recorded as a component of cost of sales. As a result of the timing of these events, licensing fees receivable and royalties payable peak at fiscal year end.

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

Capital expenditures were $1.7 million and $1.1 million in the first quarters of fiscal 2002 and 2003, respectively. We anticipate that capital expenditures will approximate $8.0 to $10.0 million in 2003.

In the first quarter of 2003, the Board of Directors authorized a quarterly dividend of $0.05 per share paid on December 16, 2002, to shareholders of record on November 29, 2002. The Board of Directors anticipates that quarterly dividends of $0.05 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Aggregate preferred and common dividends should approximate $7.8 million in 2003.

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of our common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of our Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2002, we had repurchased 992,900 shares at an aggregate purchase price of approximately $17.7 million under this program. We purchased 539,200 shares at an aggregate purchase price of $9.96 million under this plan during the year ended August 31, 2002. Between September 1, 2002 and December 31, 2002, we repurchased 81,400 shares at an aggregate purchase price of $1.5 million.

Cash provided from operations, cash on hand, early payments from customers and borrowings under a loan agreement, if necessary, should be sufficient to meet the Company's 2003 working capital needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure relative to fluctuations in the price of soybean raw material inventory, foreign currency fluctuations and interest rate changes. For more information about market risk and how we manage specific risk exposures, see Notes 1 and 8 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2002. Also see Note 10 of the Notes to consolidated financial statements in Item 1 for further details about our exposure to market risk.

The fair value of derivative commodity instruments outstanding as of November 30, 2002, was $162,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would result in a $300,000 loss in future earnings, arising from these contracts (not counting the gain on the underlying commodities).

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, South Africa and Turkey. At November 30, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

We utilize fixed and variable-rate debt to maintain liquidity and fund our business operations, with the terms and amounts based on business requirements, market conditions and other factors. At November 30, 2002, a 100 basis point change in interest rates (with all other variables held constant) on the portion of our debt with variable interest rates would not result in a material change to our interest expense or cash flow.

For the quarter ended November 30, 2002, a 10% adverse change in the interest rate that we earned on our excess cash that we invested would not have resulted in a material change to our interest expense or cash flow.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

D&PL's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of D&PL's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that D&PL's disclosure controls and procedures are effective to ensure that material information relating to D&PL and D&PL's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There have not been any significant changes in D&PL's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Product Claims

D&PL and Monsanto are named as defendants in a lawsuit filed in the State of Texas. The lawsuit was filed in Hockley County, Texas, on April 14, 1999. This lawsuit was removed to the United States District Court, Lubbock Division, but subsequently remanded back to the state court. This case was tried to a jury in August of 2002, and an adverse verdict was returned against D&PL and Monsanto. There are presently post-trial motions pending and D&PL intends to appeal the jury's decision. In this case the Plaintiff alleges that certain cottonseed acquired from the Paymaster division of D&PL did not perform as the farmer had anticipated and as allegedly represented to him.

D&PL and Monsanto were named as defendants in a lawsuit filed in the 106th Judicial District Court of Gaines County, Texas, on April 27, 2000. In this case the plaintiff alleges, among other things, that certain cottonseed acquired from D&PL that contained the Roundup Ready(R) gene did not perform as the farmer had anticipated. D&PL and Monsanto are investigating the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the February 2, 1996 Roundup Ready Gene License and Seed Service Agreement (the "Roundup Ready Agreement"), D&PL has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify D&PL against all claims arising out of the failure of the Roundup(R) glyphosate tolerance gene and Monsanto has agreed to do so. D&PL will not have a right of indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the herbicide tolerance gene and such claims are contained in this litigation.

D&PL was also named as a Defendant in two lawsuits filed in the 110th Judicial District Court of Floyd County, Texas; one suit was filed October 16, 2002, and the other November 21, 2002. In each of these cases the Plaintiffs allege that the seed purchased from D&PL failed to perform as represented and seek compensatory damages for crop losses incurred during the 2002 growing season. Although these lawsuits involve a cotton variety which contain the Roundup Ready gene, no claim against Monsanto was alleged, nor was there any allegation that Monsanto technology caused or contributed to Plaintiffs' claims. Thus, it does not presently appear that Monsanto is contractually obligated to defend and/or indemnify D&PL in the Floyd County cases. D&PL is presently investigating these claims to determine the causes of the alleged problems.

D&PL and Monsanto and various retail seed suppliers were named in six pending lawsuits in the State of South Carolina. One lawsuit was filed November 15, 1999, in the Beaufort Division of the United States District Court, District of South Carolina; two of the other cases were filed on November 15, 1999, in the Court of Common Pleas of Hampton County, South Carolina. The two 1999 state court lawsuits were removed to the United States District Court for the District of South Carolina but were subsequently remanded back to the state court in which they were filed. The remaining three lawsuits were filed July 29, 2002, in the Court of Common Pleas of Hampton County, South Carolina. The 2002 state court filing of one of those cases was removed to United States District Court for the District of South Carolina, Beaufort Division, but has now been remanded back to Hampton County. In each of these cases the plaintiff alleges, among other things, that certain seed acquired from D&PL which contained the Roundup Ready gene and/or the Bollgard(R) gene did not perform as the farmer had anticipated. These lawsuits also include varietal claims aimed solely at D&PL. One of the 1999 cases filed in Hampton County as well as the 1999 case filed in the United States District Court seek class action treatment for all purchasers of certain D&PL varieties which contain the Monsanto technology. D&PL and Monsanto are continuing to investigate the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready Agreement and the February 2, 1996 Bollgard Gene License and Seed Service Agreement (the "Bollgard Agreement") between D&PL and Monsanto, D&PL has a right to be contractually indemnified against all claims arising out of the failure of Monsanto's gene technology. D&PL will not have a right to indemnification, however, from Monsanto for any claim involving varietal characteristics separate from or in addition to the failure of the Monsanto technology and such claims are contained in each of these lawsuits.

D&PL was named in five lawsuits filed in the State of Mississippi. One lawsuit was filed in the Circuit Court of Lowndes County, Mississippi, on July 11, 2001. That suit alleges that certain cottonseed sold by D&PL did not germinate properly or at the rate stated on the label causing the farmer to incur losses during the 1998 growing season. Another suit was filed in the Circuit Court of Webster County on August 10, 2001. That suit alleges that the seed purchased by plaintiff failed to perform as represented and seeks damages for crop losses incurred during the 1999 growing season. Two lawsuits were filed in the Circuit Court of Holmes County, Mississippi; one was filed March 14, 2002, and the second on August 19, 2002. Both cases include numerous plaintiffs who allege that certain cotton seed sold by D&PL was improperly mixed or blended and failed to perform as advertised. Another lawsuit was filed in the Circuit Court of Noxubee County on August 12, 2002, and involves a third-party complaint filed by a local seed distributor who was sued by a local farmer in a complaint which alleges that certain seed sold by the complaining distributor failed to comply with federal and state seed law requirements. D&PL is presently investigating all of these claims to determine the cause or causes of the alleged problems. None of the Mississippi lawsuits allege that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the terms of any Gene Licensing Agreement with Monsanto.

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

D&PL, along with Monsanto, were named in two companion cases filed in the State of Georgia. One was filed in the United States District Court for the Middle District of Georgia, Albany Division, on April 5, 2002; and the other case was filed in the Superior Court of Fulton County, Georgia, on April 29, 2002. The case filed in Fulton County was removed to the United States District Court on May 28, 2002. Both suits allege that seed purchased by Plaintiffs from D&PL, and technology purchased from Monsanto, failed to perform as represented and seek damages for crop losses during the 1998 growing season; the lawsuit further alleges that certain cotton varieties sold by D&PL suffered from a disease or malady known as "bronze wilt." Pursuant to the terms of the Roundup Ready Agreement, D&PL has tendered the defense of these claims to Monsanto and requested indemnity. Pursuant to the terms of the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify D&PL against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will have no right of indemnification from Monsanto, however, for any claim involving varietal characteristics separate from or in addition to the herbicide tolerance gene and such claims are contained in this litigation.

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

The litigation against D&PL and Monsanto filed December 14, 1998 in the Superior Court of Lee County, Georgia has now been concluded. That case was resolved without a material financial impact on the Company.

Other Litigation

On December 11, 2002, D&PL filed a suit in the Circuit Court of Holmes County, Mississippi, against Nationwide Agribusiness and other insurance companies seeking a declaration that the allegations of the Holmes County, Mississippi lawsuits referenced under Part II, Item 1 Product Claims above are covered by D&PL's comprehensive general liability policy and umbrella. D&PL seeks a declaration that its insurers are responsible for the cost of defending such actions, and full indemnification of D&PL in the event a judgment is rendered against it based upon the seed mix claim alleged by Plaintiffs. D&PL alleges in this litigation that the allegations of Plaintiffs' Complaint are covered by one or more of D&PL's insurance policies issued by the Defendant.

On November 20, 2002, D&PL filed suit in the Circuit Court of Washington County, Mississippi, against its fire insurance carrier, Reliance Insurance Company of Illinois. That suit seeks recovery of seed inventory lost, damaged or destroyed during a fire that occurred in November 1999 at D&PL's Hollandale, Mississippi facility.

In July 2002, Syngenta Biotechnology, Inc. ("SBI") brought suit in the U.S. District Court in Delaware alleging that D&PL's making, using, selling and offering to sell cotton planting seed containing Monsanto's Bt genes, being sold under the trade name Bollgard, infringes U.S. Patent 6,051,757 entitled "Regeneration Of Plants Containing Genetically Engineered T-DNA." The suit seeks a preliminary and permanent injunction against D&PL and Monsanto against further acts of alleged infringement, contributory infringement and inducement of infringement of SBI's patent and recovery of damages for unspecified amount including treble damages on account of the defendants' alleged willful infringement. D&PL has demanded that Pharmacia Corporation and Monsanto each agree to defend D&PL in this suit and to indemnify D&PL against damages, if any, which may be awarded. Monsanto has assumed the defense of D&PL and has filed an answer generally denying infringement and other claims made in the litigation. D&PL is assisting Monsanto to the extent reasonably necessary for the conduct of the litigation.

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

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $705,000 at December 31, 2002) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make seed available for sale in Guatemala.

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

Employees

As of December 31, 2002, we employed a total of 542 full time employees worldwide excluding approximately 107 employees of joint ventures. Due to the nature of the business, we utilize seasonal employees in our delinting plants and our research and foundation seed programs. The maximum number of seasonal employees approximates 175 and typically occurs in October and November of each year. We consider our employee relations to be good.

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

In December 2000, D&PL and Monsanto executed the Bollgard II Gene License and Seed Services Agreement (the "Bollgard II Agreement") for Monsanto's subsequent insect resistance product. The Bollgard II Agreement contains essentially the same terms as the Bollgard Agreement. On December 23, 2002, Monsanto announced that it had received U.S. regulatory clearance for Bollgard II. We may commercialize limited quantities of our Bollgard II cotton varieties in the U.S. during fiscal 2003.

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

In January 2003, we announced a collaboration agreement with Dow AgroSciences LLC ("DAS") under which we will develop, test and evaluate elite cotton varieties containing DAS insect resistance traits. When appropriate testing indicates that DAS technology combined with our germplasm is competitive and when a commercialization agreement is reached, our elite varieties containing DAS technology may be available for introduction to growers in 2004. DAS has previously announced it expects to introduce its insect resistance traits in the U.S. market in 2004, pending regulatory approval.

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

Since 1987, we have conducted research to develop soybean plants that are tolerant to certain DuPont Sulfonylurea herbicides. Such plants enable farmers to apply these herbicides for weed control without significantly affecting the agronomics of the soybean plants. Since soybean seed containing the STS(R) herbicide-tolerant trait is not genetically engineered, sale of this seed does not require government approval, although the herbicide to which they express tolerance must be EPA approved.

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

Commercial Seed

The following table presents the number of commercial cottonseed and soybean seed varieties we sold in the years ended August 31,:

                                             2001                   2002
                                        ---------------       ---------------
Cotton
     Conventional                                  24                   24
     Bollgard                                       6                    6
     Roundup Ready                                 16                   16
     Bollgard/Roundup Ready                        16                   16
                                       ---------------       --------------
                                                   62                   62
                                        ===============       ===============

Soybeans
     Conventional                                   2                    2
     Roundup Ready                                 10                   10
     STS                                            2                    2
                                       ---------------       --------------
                                                   14                   14
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

The risks and uncertainties that may affect the operations, performance, development and results of D&PL's business include those noted elsewhere in this Item and in "Risks and Uncertainties" in Item 7 of D&PL's Form 10-K filed for the year ended August 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K.

On September 11, 2002, D&PL filed a report on Form 8-K dated September 3, 2002 under Item 5 announcing an addition to D&PL's Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DELTA AND PINE LAND COMPANY


Date:  January 14, 2003          /s/ W. Thomas Jagodinski
                                 ----------------------------------------
                                 W. Thomas Jagodinski
                                 President, Chief Executive Officer and Director



Date:  January 14, 2003          /s/ R. D. Greene
                                 ----------------------------------------
                                 R. D. Greene
                                 Vice President - Finance, Treasurer and
                                 Assistant Secretary

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, W. Thomas Jagodinski, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Delta and Pine Land Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003          /s/ W. Thomas Jagodinski
                                 ----------------------------------------
                                 W. Thomas Jagodinski
                                 President, Chief Executive Officer and Director

                    Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, R. D. Greene, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Delta and Pine Land Company;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003          /s/ R. D. Greene
                                 ----------------------------------------
                                 R. D. Greene
                                 Vice President-Finance, Treasurer and Assistant
                                 Secretary

  Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-Q of Delta and Pine Land Company for the quarterly period ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned W. Thomas Jagodinski, the President and Chief Executive Officer hereby certifies the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of D&PL.


     Signature                      Title                             Date


/s/ W. Thomas Jagodinski   President, Chief Executive Officer   January 14, 2003
------------------------   and Director
W. Thomas Jagodinski       (Principal Executive Officer)

This certificate is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purposes.

  Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-Q of Delta and Pine Land Company for the quarterly period ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned R. D. Greene, the Vice President-Finance, Treasurer, and Assistant Secretary hereby certifies the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of D&PL.


     Signature                 Title                                 Date


/s/ R. D. Greene        Vice President - Finance,              January 14, 2003
-----------------       Treasurer and Assistant Secretary
R. D. Greene            (Principal Financial and
                         Accounting Officer)

This certificate is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purposes.