Form 10-Q
period 2003-02-28
DELTA & PINE LAND CO
filed 2003-04-14
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2003 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________/to___________

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

Common Stock, $0.10 Par Value - 38,022,289 shares outstanding as of March 31, 2003.

31

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - February 28, 2002,
              August 31, 2002, and February 28, 2003                          3

    Consolidated Statements of Operations - Three Months
              Ended February 28, 2002 and February 28, 2003                   4

    Consolidated Statement of Operations - Six Months
              Ended February 28, 2002 and February 28, 2003                   5

    Consolidated Statements of Cash Flows - Six Months
              Ended February 28, 2002 and February 28, 2003                   6

    Notes to Consolidated Financial Statements                                7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            13

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk     17

   Item 4.    Controls and Procedures                                        18

PART II.  OTHER INFORMATION
   Item 1.    Legal Proceedings                                              18
   Item 2.    Changes in Securities and Use of Proceeds                      21
   Item 3.    Defaults Upon Senior Securities                                21
   Item 4.    Submission of Matters to a Vote of Security Holders            21
   Item 5.    Business                                                       21
   Item 6.    Exhibits and Reports on Form 8-K                               28
              Signatures                                                     29
              Certifications                                                 30

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                            February 28,         August 31,          February 28,
                                                                                2002                2002                 2003
                                                                          -----------------    ----------------     ----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $         57,613     $       109,091      $        60,316
     Receivables, net                                                              141,038             145,876              128,152
     Inventories                                                                    67,991              40,021               54,914
     Prepaid expenses                                                                1,438               2,266                1,365
     Deferred income taxes                                                           8,456              11,214               11,219
                                                                          -----------------    ----------------     ----------------
         Total current assets                                                      276,536             308,468              255,966

PROPERTY, PLANT and EQUIPMENT, net                                                  60,436              63,401               62,476

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                                                          4,184               4,187                4,187

INTANGIBLES, net                                                                     4,225               4,032                4,993

INVESTMENT IN AFFILIATE                                                                  -                 695                  354

OTHER ASSETS                                                                         2,316               2,359                2,025
                                                                          -----------------    ----------------     ----------------
                                                                          $        347,697     $       383,142      $       330,001
                                                                          =================    ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                        $             96     $         1,763      $           173
     Accounts payable                                                               18,565              16,447                7,786
     Accrued expenses                                                              108,862             143,533               97,691
        Income taxes payable                                                        11,079              12,381               12,351
                                                                          -----------------    ----------------     ----------------
          Total current liabilities                                                 138,602             174,124              118,001
                                                                          -----------------    ----------------     ----------------

LONG-TERM DEBT, less current maturities                                              1,624               1,176                1,973
                                                                          -----------------    ----------------     ----------------

DEFERRED INCOME TAXES                                                                4,732               3,121                3,129
                                                                          -----------------    ----------------     ----------------

MINORITY INTEREST IN SUBSIDIARIES                                                    7,058               2,514                3,832
                                                                          -----------------    ----------------     ----------------

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.10 per share; 2,000,000 shares authorized:
         Series A Junior Participating Preferred, par value $0.10 per share;
            456,989 shares authorized; no shares issued or outstanding                   -                   -                    -
         Series M Convertible Non-Voting Preferred, par value $0.10 per
            share; 1,066,667 shares authorized, issued and outstanding                 107                 107                  107
    Common stock, par value $0.10 per share; 100,000,000 shares authorized;
         39,252,099, 39,311,571 and 39,391,105 issued;
         38,476,333, 38,204,405 and 38,030,939 shares outstanding                    3,925               3,931                3,939
    Capital in excess of par value                                                  50,776              51,563               52,662
    Retained earnings                                                              159,265             172,381              176,774
    Accumulated other comprehensive loss                                            (4,660)             (5,939)              (5,689)
    Treasury stock at cost, 775,766, 1,107,166 and 1,360,166 shares                (13,732)            (19,836)             (24,727)
                                                                          -----------------    ----------------     ----------------
         Total stockholders' equity                                                195,681             202,207              203,066
                                                                          -----------------    ----------------     ----------------
                                                                          $        347,697     $       383,142      $       330,001
                                                                          =================    ================     ================

 The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                    February 28,           February 28,
                                                                                        2002                   2003
                                                                                  ----------------       ----------------

NET SALES AND LICENSING FEES                                                      $        111,867       $        107,537
COST OF SALES                                                                               71,745                 65,376
                                                                                  ----------------       ----------------
GROSS PROFIT                                                                                40,122                 42,161
                                                                                  ----------------       ----------------

OPERATING EXPENSES:
      Research and development                                                               4,560                  4,646
      Selling                                                                                2,934                  2,802
      General and administrative                                                             3,354                  4,330
                                                                                  ----------------       ----------------
                                                                                            10,848                 11,778
SPECIAL CHARGES                                                                                  -                      -
                                                                                  ----------------       ----------------
OPERATING INCOME                                                                            29,274                 30,383
                                                                                  ----------------       ----------------

INTEREST INCOME, net                                                                           477                    194
OTHER EXPENSE, net                                                                          (3,129)                (4,357)
EQUITY IN NET LOSS OF AFFILIATE                                                                  -                   (481)
MINORITY INTEREST IN LOSS/ (EARNINGS) OF SUBSIDIARIES                                          936                   (861)
                                                                                  ----------------       ----------------

INCOME BEFORE INCOME TAXES                                                                  27,558                 24,878
INCOME TAX PROVISION                                                                         9,784                  8,746
                                                                                  ----------------       ----------------

NET INCOME                                                                                  17,774                 16,132

DIVIDENDS ON PREFERRED STOCK                                                                   (53)                   (64)
                                                                                  ----------------       ----------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $         17,721       $         16,068
                                                                                  ================       ================


BASIC EARNINGS PER SHARE                                                          $           0.46       $           0.42
                                                                                  ================       ================

NUMBER OF SHARES USED IN BASIC EARNINGS
               PER SHARE CALCULATIONS                                                       38,454                 38,124
                                                                                  ================       ================

DILUTED EARNINGS PER SHARE                                                        $           0.44       $           0.41
                                                                                  ================       ================
NUMBER OF SHARES USED IN DILUTED EARNINGS
                PER SHARE CALCULATIONS                                                      39,991                 39,556
                                                                                  ================       ================

DIVIDENDS PER COMMON SHARE                                                        $           0.05       $           0.06
                                                                                  ================       ================



The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                    February 28,           February 28,
                                                                                        2002                   2003
                                                                                  ----------------       ----------------

NET SALES AND LICENSING FEES                                                      $        120,120       $        113,136
COST OF SALES                                                                               77,194                 69,215
                                                                                  ----------------       ----------------
GROSS PROFIT                                                                                42,926                 43,921
                                                                                  ----------------       ----------------

OPERATING EXPENSES:
      Research and development                                                               8,642                  8,652
      Selling                                                                                5,468                  5,221
      General and administrative                                                             6,626                  7,897
                                                                                  ----------------       ----------------
                                                                                            20,736                 21,770
SPECIAL CHARGES                                                                                  -                   (500)
                                                                                  ----------------       ----------------
OPERATING INCOME                                                                            22,190                 21,651
                                                                                  ----------------       ----------------

INTEREST INCOME, net                                                                         1,158                    582
OTHER EXPENSE, net                                                                          (3,215)                (6,484)
EQUITY IN NET LOSS OF AFFILIATE                                                                  -                   (941)
MINORITY INTEREST IN LOSS/ (EARNINGS) OF SUBSIDIARIES                                          472                 (1,318)
                                                                                  ----------------       ----------------

INCOME BEFORE INCOME TAXES                                                                  20,605                 13,490
INCOME TAX PROVISION                                                                         7,316                  4,789
                                                                                  ----------------       ----------------

NET INCOME                                                                                  13,289                  8,701

DIVIDENDS ON PREFERRED STOCK                                                                  (106)                  (117)
                                                                                  ----------------       ----------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $         13,183       $          8,584
                                                                                  ================       ================


BASIC EARNINGS PER SHARE                                                          $           0.34       $           0.23
                                                                                  ================       ================

NUMBER OF SHARES USED IN BASIC EARNINGS
               PER SHARE CALCULATIONS                                                       38,420                 38,150
                                                                                  ================       ================

DILUTED EARNINGS PER SHARE                                                        $           0.33       $           0.22
                                                                                  ================       ================

NUMBER OF SHARES USED IN DILUTED EARNINGS
                PER SHARE CALCULATIONS                                                      39,871                 39,551
                                                                                  ================       ================

DIVIDENDS PER COMMON SHARE                                                        $           0.10       $           0.11
                                                                                  ================       ================



The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                                   February 28,          February 28,
                                                                                       2002                  2003
                                                                                 ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $        13,289       $         8,701
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                         3,364                 3,755
     Loss/(gain) on sale of property and equipment                                            23                   (11)
     Equity in net loss of affiliate                                                           -                   941
     Minority interest in net (loss)/income of subsidiaries                                 (472)                1,318
     Change in deferred income taxes                                                         244                     -
     Changes in current assets and liabilities:
         Receivables                                                                      35,139                18,385
         Inventories                                                                     (31,552)              (14,971)
         Prepaid expenses                                                                    700                 1,268
         Intangibles and other assets                                                       (115)                 (295)
         Accounts payable                                                                  3,286                (8,702)
         Accrued expenses                                                                (66,223)              (46,143)
         Income taxes payable                                                             (4,547)                  230
                                                                                 ----------------      ----------------
         Net cash used in operating activities                                           (46,864)              (35,524)
                                                                                 ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                   (3,435)               (2,358)
    Sale of investments and property                                                          22                    33
    Investment in affiliate                                                                    -                  (600)
                                                                                 ----------------      ----------------
         Net cash used in investing activities                                            (3,413)               (2,925)
                                                                                 ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                            (2,951)               (1,887)
   Payments of long-term debt                                                               (103)                    -
   Dividends paid                                                                         (3,947)               (4,308)
   Proceeds from long-term debt                                                              620                     -
   Proceeds from short-term debt                                                           1,263                   410
   Payments to acquire treasury stock                                                     (3,856)               (4,891)
   Proceeds from exercise of stock options                                                 1,962                   815
                                                                                 ----------------      ----------------
          Net cash used in financing activities                                           (7,012)               (9,861)
                                                                                 ----------------      ----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES ON CASH                                           899                  (465)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (56,390)              (48,775)
CASH AND CASH EQUIVALENTS, as of August 31                                               114,003               109,091
                                                                                 ----------------      ----------------
CASH AND CASH EQUIVALENTS, as of February 28                                     $        57,613       $        60,316
                                                                                 ================      ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the six months for:
         Interest, net of capitalized interest                                   $           100       $            20
         Income taxes                                                            $        13,000       $         4,800

    Noncash financing activities:
         Tax benefit of stock option exercises                                   $           400       $           300


The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. The business of Delta and Pine Land Company and its subsidiaries ("D&PL") is seasonal in nature; thus, the results of operations for the three and six month periods ended February 28, 2002 and February 28, 2003 or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. D&PL's investment in 50%-owned affiliate DeltaMax Cotton, LLC is accounted for using the equity method. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2002.

Special Charges

During the six months ended February 28, 2003, D&PL closed its facility in Centre, Alabama and reduced the number of employees at its joint venture in Hebei Province, People's Republic of China. D&PL recorded a $0.5 million charge for severance related to this closing and staff reduction. This charge is included in "SPECIAL CHARGES" in the accompanying Consolidated Statements of Income.

2. COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended February 28, 2002 and February 28, 2003, was (in thousands):

                                                           Three Months Ended                    Six Months Ended
                                                           ------------------                    ----------------
                                                     February 28,    February 28,           February 28,    February 28,
                                                        2002             2003                  2002            2003
                                                     ------------     ------------         -------------    ------------

Net income                                           $    17,774      $    16,132          $     13,289     $     8,701
Other comprehensive income (loss):
       Foreign currency translation gains/(losses)           200              214                  (291)            274
       Net unrealized losses on hedging
           instruments                                       (20)            (142)                 (306)            (24)
       Income tax (expense) benefit
           related to other comprehensive income             (64)             (26)                  212             (87)
                                                     ------------     ------------         -------------    ------------
Other comprehensive income (loss), net of tax                116               46                  (385)            163
                                                     ------------     ------------         -------------    ------------
Total comprehensive income                           $    17,890      $    16,178          $     12,904     $     8,864
                                                     ============     ============         =============    ============


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

Information about D&PL's segments for the three and six month periods ended February 28, 2002 and February 28, 2003 is as follows (in thousands):

                                             Three Months Ended                       Six Months Ended
                                       February 28,       February 28,         February 28,         February 28,
                                           2002               2003                 2002                2003
                                       --------------     -------------       ---------------    -----------------

Net sales and licensing fees
     Domestic                          $      94,896     $      92,714        $       95,019     $         93,140
     International                            16,971            14,823                25,101               19,996
                                       --------------    --------------       ---------------    -----------------
                                       $     111,867     $     107,537        $      120,120     $        113,136
                                       ==============    ==============       ===============    =================

Operating income
     Domestic                          $      22,818     $      27,044        $       14,241     $         18,169
     International                             6,456             3,339                 7,949                3,482
                                       --------------    --------------       ---------------    -----------------
                                       $      29,274     $      30,383        $       22,190     $         21,651
                                       ==============    ==============       ===============    =================

4. SIGNIFICANT CHANGES IN ASSETS AND LIABILITIES FROM AUGUST 31, 2002

Accounts receivable decreased approximately $17,724,000 to $128,152,000 at February 28, 2003 from $145,876,000 at August 31, 2002. This decrease is primarily related to the collection of 2002 technology sublicense fees in September 2002. The corresponding royalty payments made by the Company for the Bollgard and Roundup Ready licensing fees is reflected in the decrease of accrued expenses from August 31, 2002 to February 28, 2003.

Inventories increased approximately $14,893,000 to $54,914,000 at February 28, 2003 from $40,021,000 at August 31, 2002. This increase reflects the seasonal nature of the Company's domestic production cycle. The Company's domestic segment purchases bulk seed in its first and second fiscal quarters and begins production for the current year's selling season. The increase in inventories at February 28, 2003 from August 31, 2002 is primarily related to those events and is consistent with the Company's historical experience.

Accounts payable decreased approximately $8,661,000 to $7,786,000 at February 28, 2003 from $16,447,000 at August 31, 2002. This decrease is primarily attributable to payments made on accounts payable related to customer returns offset by lower raw material purchases.

5. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123," amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123. SFAS No. 148 disclosure requirements are effective for annual reports for fiscal years ending after December 15, 2002 and for reports for interim periods beginning after December 15, 2002. Therefore, D&PL must adopt the disclosure requirements of this statement in its interim report for the quarter ending May 31, 2003 and management anticipates that the adoption of the other requirements will have no impact on D&PL's consolidated financial position or results of operations.

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


6.  INVENTORIES

Inventories consisted of the following as of (in thousands):

                                                  February 28,            August 31,           February 28,
                                                      2002                   2002                  2003
                                                 ----------------      -----------------      ----------------

Finished goods                                   $        45,633       $         26,263       $        36,163
Raw materials                                             29,431                 20,961                28,641
Growing crops                                                129                    878                   138
Supplies and other                                         1,369                  1,141                   657
                                                 ----------------      -----------------      ----------------
                                                          76,562                 49,243                65,599
Less reserves                                             (8,571)                (9,222)              (10,685)
                                                 ----------------      -----------------      ----------------
                                                 $        67,991       $         40,021       $        54,914
                                                 ================      =================      ================

Finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. Inventory reserves relate to estimated excess and obsolete inventory. See Note 10 for description of hedging activities.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of (in thousands):

                                                  February 28,            August 31,           February 28,
                                                      2002                   2002                  2003
                                                 ----------------      -----------------     ------------------

Land and improvements                            $         4,742       $          5,038      $           5,070
Buildings and improvements                                37,719                 37,117                 37,898
Machinery and equipment                                   49,575                 52,565                 55,754
Germplasm                                                  7,500                  7,500                  7,500
Breeder and foundation seed                                2,000                  2,000                  2,000
Construction in progress                                   1,268                  4,478                  3,431
                                                 ----------------      -----------------     ------------------
                                                         102,804                108,698                111,653
Less accumulated depreciation                            (42,368)               (45,297)               (49,177)
                                                 ----------------      -----------------     ------------------
                                                 $        60,436       $         63,401      $          62,476
                                                 ================      =================     ==================

8. INTANGIBLES AND EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED

The components of identifiable intangible assets follow as of (in thousands):

                                February 28, 2002                        August 31, 2002                     February 28, 2003
                         -----------     ---------------      --------------     ----------------      -------------  ------------
                           Gross                                  Gross                                    Gross
                          Carrying         Accumulated           Carrying           Accumulated           Carrying       Accumulated
                           Amount         Amortization            Amount           Amortization            Amount       Amortization
Trademarks               $   3,182        $      (682)        $       3,182      $         (721)       $      3,182   $        (761)
Commercialization
  agreements                   400                (23)                  400                 (37)                400             (51)
Licenses                         -                  -                     -                   -               1,100               -
Patents                        295                (69)                  295                 (74)                322             (78)
Other                        1,646               (524)                1,492                (505)              1,410            (531)
                         -----------     ---------------      --------------     ----------------      -------------  --------------
                         $   5,523       $     (1,298)        $       5,369      $       (1,337)       $      6,414   $      (1,421)
                         ===========     ===============      ==============     ================      =============  ==============

Amortization expense for identifiable intangible assets during the three- and six-month periods ended February 28, 2003 was approximately $50,000 and $100,000, respectively. Identifiable intangible asset amortization expense is estimated to be $100,000 for the remainder of 2003 and $250,000 in each of the fiscal years from 2004 through 2008.

During the second quarter of 2002, "EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED" ("goodwill") attributable to the domestic segment was tested for impairment by comparing its implied fair value to its carrying value. Based on management's initial impairment test, management determined that none of the goodwill recorded was impaired.

9. INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax Cotton, LLC ("DeltaMax"), a limited liability company jointly owned with Verdia, Inc. (formerly known as MaxyAg, Inc.), a wholly-owned subsidiary of Maxygen, Inc. Established on May 22, 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cotton seed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the quarter and six months ended February 28, 2003, D&PL's equity in the net loss of DeltaMax was $481,000 and $941,000, respectively.

10. DERIVATIVE FINANCIAL INSTRUMENTS

Other comprehensive loss includes the following related to the Company's soybean hedging program for the six months ended February 28, 2003 (in thousands):

Deferred net gain at August 31, 2002                    $        304
                                                        -------------

Net losses on hedging instruments arising
  during the six months                                         (171)
Reclassification adjustment of gains on
  hedging instruments to earnings                                147
                                                        -------------

Net change in accumulated other comprehensive
  loss                                                           (24)
                                                        -------------

Deferred net gain on derivative instruments
  included in accumulated other
  comprehensive loss at February 28, 2003               $        280
                                                        =============

The net gain of $280,000 included in accumulated other comprehensive loss at February 28, 2003 consists of net realized gains of $268,000 and net unrealized gains of $12,000. The realized gains of $268,000 will be reclassified into earnings in the third quarter of 2003. The unrealized gains of $12,000 will be recognized in earnings within the next twelve months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions.

For the six-month periods ended February 28, 2002 and 2003, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges related to soybeans.

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

The acquisition of the 50% interest in D&M International, LLC has been accounted for as a purchase, and the results of operations and all of its earnings (losses) have been included from the date of acquisition. A preliminary allocation of the purchase price resulted in no goodwill. To complete the allocation of the purchase price, the fair values of the international joint ventures that comprise the primary assets of D&M International, LLC will have to be determined. Pro forma results of operations for the quarter and six months ended February 28, 2002 had the acquisition occurred at the beginning of the period would not have been materially different than reported results for the period.
________________________________
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company.

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

12.  CONTINGENCIES

Product Liability Litigation

D&PL is named as a defendant in various lawsuits that allege, among other things, that certain of D&PL's products (including those containing Monsanto's technology) did not perform as the farmer had anticipated or expected. In some of these cases, Monsanto and/or the dealer or distributor who sold the seed are also named as defendants. In all cases where the seed sold contained either or both of Monsanto's Bollgard and/or Roundup Ready gene technologies, and where the farmer alleged a failure of one or more of those technologies, D&PL has tendered the defense of the case to Monsanto and requested indemnity. Pursuant to the terms of the February 2, 1996 Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") and the February 2, 1996 Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") (both as amended December 8, 1999) D&PL has a right to be contractually indemnified by Monsanto against all claims arising out of the failure of Monsanto's gene technology. Pharmacia remains liable for Monsanto's performance under these indemnity agreements. Some of the product liability lawsuits contain varietal claims which are aimed solely at D&PL. D&PL does not have a right to indemnification from Monsanto for any claims involving varietal characteristics separate from or in addition to the failure of the Monsanto technology. D&PL believes that the resolution of these matters will not have a material impact on the consolidated financial statements. D&PL intends to vigorously defend itself in these matters. See Part II, Item 1 for additional discussion of each case.

Other Litigation

In July 2002, Syngenta Biotechnology, Inc. ("SBI") brought suit in the U.S. District Court in Delaware alleging that D&PL's making, using, selling and offering to sell cotton planting seed containing Monsanto's Bt genes, being sold under the trade name Bollgard, infringes U.S. Patent 6,051,757 entitled "Regeneration Of Plants Containing Genetically Engineered T-DNA". The suit seeks a preliminary and permanent injunction against D&PL and Monsanto against further acts of alleged infringement, contributory infringement and inducement of infringement of SBI's patent and recovery of damages for an unspecified amount including treble damages on account of the defendants' alleged willful infringement. D&PL has demanded that Pharmacia and Monsanto each agree to defend D&PL in this suit and to indemnify D&PL against damages, if any, which may be awarded. Monsanto has assumed the defense of D&PL and has filed an answer generally denying infringement and other claims made in the litigation. D&PL is assisting Monsanto to the extent reasonably necessary for the conduct of the litigation. This suit is still in the initial pretrial phase. D&PL management has not determined the effect this litigation will have on D&PL.

In May 2002, Pharmacia Corporation filed a suit in state court in Missouri against D&PL International Technology Corp. ("DITC"), D&PL's subsidiary, seeking a declaratory judgment that it was entitled to invoke the cross purchase provision in the Operating Agreement for D&M International, LLC, a limited liability company jointly owned by Pharmacia and DITC. In the alternative, Pharmacia sought a declaratory judgment that DITC was deemed to have consented to Pharmacia's transfer of the Operating Agreement to Monsanto and its issuance and transfer of shares of Monsanto's stock. DITC moved to dismiss on June 6, 2002, because the case was moot and did not present a justiciable controversy, in that DITC had already invoked its rights under the cross purchase provision and had caused Pharmacia's interest in D&M International, LLC to be redeemed. Instead of answering DITC's motion, on or about June 13, 2002, Pharmacia filed an amended petition, dropping all of its prior claims, and seeking a declaratory judgment that DITC has no contractual rights to enjoin Pharmacia from selling its shares of Monsanto or to seek damages for Pharmacia's prior initial public offering of Monsanto's shares to the public. DITC moved to dismiss the suit, since it had never threatened to enjoin the spin-off, and, in the alternative, moved for a more definite statement. On October 12, 2002, the Court denied DITC's motion to dismiss but granted DITC's motion for a more definite statement. Pharmacia filed a Second Amended Petition on October 30, 2002, and DITC filed a motion to dismiss the Second Amended Petition on November 19, 2002. On January 14, 2003 the Court denied DITC's motion to dismiss, and the case is now in discovery.

The litigation originally filed against D&PL, D&M International LLC, and Monsanto on May 15, 2000, in the United States District Court for the Northern District of Alabama was dismissed on February 28, 2003.

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

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $684,000 at March 31, 2003, exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make seed available for sale in Guatemala.

13. EARNINGS PER SHARE

Dilutive common share equivalents consist of both D&PL's Series M Convertible Non-Voting Preferred shares and the outstanding options to purchase D&PL's common stock that have been issued under the 1993 Stock Option Plan and the 1995 Long-Term Incentive Plan. Approximately 1,220,000 and 1,130,000 outstanding stock options were not included in the computation of diluted earnings per share for the three months ended February 28, 2002 and 2003, respectively, and approximately 1,220,000 and 2,223,000 outstanding stock options were not included in the computation of diluted earnings per share for the six months ended February 28, 2002 and 2003, respectively, because the exercise price exceeded the average market price of D&PL's common stock for each respective reporting date. These excluded options expire at various dates from 2006 to 2013.

The table below reconciles the basic and diluted per share computations:

                                                        For the Three Months Ended          For the Six Months Ended
(in thousands, except per share amounts)              February 28,      February 28,      February 28,      February 28,
                                                          2002              2003              2002              2003
                                                      -------------     -------------    ---------------    --------------
Income:
Net income                                            $     17,774      $     16,132     $       13,289     $       8,701
Less:  Preferred stock dividends                               (53)              (64)              (106)             (117)
                                                      -------------     -------------    ---------------    --------------
Net income for basic EPS                                    17,721            16,068             13,183             8,584
Effect of Dilutive Securities:
Convertible Preferred Stock Dividends                           53                64                106               117
                                                      -------------     -------------    ---------------    --------------
Net income available to common stockholders
plus assumed conversions - for diluted EPS            $     17,774      $     16,132     $       13,289     $       8,701
                                                      ==============    =============    ===============    ==============
Shares:
Basic EPS Shares                                             38,454           38,124             38,420            38,150
Effect of Dilutive Securities:
  Options to purchase stock                                     470              365                384               334
  Convertible preferred stock                                 1,067            1,067              1,067             1,067
                                                      --------------    -------------    ---------------    --------------
Diluted EPS Shares                                           39,991           39,556             39,871            39,551
                                                      ==============    =============    ===============    ==============
Per Share Amounts:
Basic                                                 $        0.46     $       0.42     $         0.34     $        0.23
                                                      ==============    =============    ===============    ==============
Diluted                                               $        0.44     $       0.41     $         0.33     $        0.22
                                                      ==============    =============    ===============    ==============



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview/Outlook

During the second quarter, we began shipping cotton and soybean seed units to customers in the U.S. market. Sales of cottonseed products were lower than prior years due to an expected shift of shipments from the second quarter to the third quarter as a result of a new inventory management strategy. This inventory strategy should more closely relate shipments to distributors with farmer orders. In future years, we also anticipate this inventory strategy, which results in the creation of fewer higher-cost finished goods, may result in overall lower product cost and better cash flow from a reduction in working capital needs.

Second quarter results benefited from the introduction of new and higher priced products as well as strong soybean seed sales. However, production costs were higher than expected primarily due to higher raw material and freight costs associated with sourcing products from the western part of the U.S. Generally, a higher percentage of products are produced in the Mid-South, but inclement weather destroyed most of the 2002 Mid-South cottonseed production.

The USDA and some industry analysts are projecting a slight increase in 2003 U.S. cotton plantings over 2002 levels. Because a majority of U.S.
cotton plantings occur in late April and during the month of May, it is too early to accurately predict U.S. cotton plantings since many factors including weather, farmer financing, commodity prices, alternative crop plantings and other factors affect planted acreage.

International sales and operating income are lower than prior year because of a significant reduction in acreage in Australia due to an ongoing drought, poor economic conditions in Argentina, especially in the farm sector, and currency devaluation in Brazil. In addition, sales to Greece were below prior year due to high levels of inventory at our distributor. On a positive note, our international business is benefiting from strong early season sales in China at Hebei Ji Dai Cotton Seed Technology Company and higher sales in Spain. In addition, early indications suggest an increase in cotton plantings in Mexico may occur, which could result in higher export sales.
                                                                     1
We are continuing to pursue the litigation against Pharmacia/Monsanto, which is scheduled for trial in January 2004. Depositions are underway in the case and the discovery process is ongoing.

On January 24, 2003 and March 26, 2003, we announced that our Board of Directors had declared a $0.06 per share dividend for each of the second and third quarters, respectively, which represented a 20% increase over the first quarter dividend of $0.05 per share. We also noted that this dividend increase would not negatively impact our ongoing stock repurchase program. The third quarter dividend, payable to shareholders of record on May 30, 2003, will be paid on June 13, 2003.

We continue to develop, test and evaluate elite cotton varieties containing insect resistant traits under our previously announced collaboration agreements with Dow AgroSciences LLC ("Dow") and Syngenta. If appropriate testing indicates that either or both Dow or Syngenta technology combined with our germplasm is competitive and if commercialization agreements are reached, our elite varieties containing Dow's and/or Syngenta's technology could be available for introduction to growers as early as 2004, subject to Dow and/or Syngenta obtaining U.S. government regulatory approval and other factors.

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

Pursuant to our previously announced share repurchase program, we repurchased in the open market 273,000 shares of our stock from September 1, 2002 to March 31, 2003.

________________________
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company.

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

The following sets forth selected operating data of D&PL (in thousands):

                                                   For the Three Months Ended            For the Six Months Ended
                                                 February 28,       February 28,       February 28,       February 28,
                                                     2002               2003               2002               2003
                                                 --------------     --------------     --------------     --------------
Operating results -
Net sales and licensing fees                     $      111,867     $    107,537        $   120,120       $    113,136
Gross profit                                             40,122           42,161             42,926             43,921
Operating expenses                                       10,848           11,778             20,736             21,770
Special charges                                               -                -                  -               (500)
Operating income                                         29,274           30,383             22,190             21,651
Income before income taxes                               27,558           24,878             20,605             13,490
Net income applicable to common shares                   17,721           16,068             13,183              8,584

The following sets forth selected balance sheet data of D&PL at the following dates (in thousands):

                                                  February 28,        August 31,        February 28,
                                                      2002               2002               2003
                                                 ---------------    ---------------    ---------------
Balance sheet summary-
Current assets                                   $      276,536     $      308,468     $      255,966
Current liabilities                                     138,602            174,124            118,001
Working capital                                         137,934            134,344            137,965
Property, plant and equipment, net                       60,436             63,401             62,476
Total assets                                            347,697            383,142            330,001
Outstanding borrowings                                    1,720              2,939              2,146
Stockholders' equity                                    195,681            202,207            203,066

Three months ended February 28, 2003, compared to three months ended February 28, 2002:

For the quarter ended February 28, 2003, we reported net income of $16.1 million, compared to net income of $17.8 million reported in the comparable prior year quarter. Net income was lower primarily because of legal expenses related to the Pharmacia/Monsanto litigation. Legal expenses related to the Pharmacia/Monsanto litigation were $4.1 million for the quarter ended February 28, 2003, compared to $1.0 million for the prior year quarter. Excluding the effects of these legal expenses, domestic quarterly results improved in the current year, primarily due to an increase in our gross margin percentage.

Net sales and licensing fees decreased approximately $4.4 million to $107.5 million from $111.9 million. Gross profit increased approximately $2.1 million to $42.2 million from $40.1 million. The decrease in net sales and licensing fees is primarily due to an expected shift of sales into the third quarter as a result of a new inventory management strategy whereby inventory shipments to distributors are more closely timed to farmer orders. The increase in gross profit is attributable to increased margins on cottonseed sales resulting primarily from the introduction of higher priced products. An increase in cost per unit caused by higher raw materials costs and freight related to sourcing seed production from the western United States somewhat offset the increase in gross margins. International sales and operating income were lower than prior year due to a reduction in export sales to Greece and a delay in shipments to Mexico.

Quarterly operating expenses increased from $10.8 million to $11.8 million, primarily due to an increase in general and administrative expenses. This increase was mainly due to increased compensation and benefits costs, as well as increased legal fees related to potential technology agreements.

Other expense (net) increased approximately $1.2 million in the second fiscal quarter of 2003 compared to the same quarter of the prior year. This increase is primarily attributable to additional legal fees related to the Pharmacia/Monsanto litigation, offset by the absence of foreign exchange losses in Argentina, which were present in the prior year quarter.

Six months ended February 28, 2003, compared to six months ended February 28, 2002:

For the six-month period ended February 28, 2003, we reported net income of $8.6 million, compared to net income of $13.2 million reported in the comparable prior year period. Net income was lower primarily because of legal expenses related to the Pharmacia/Monsanto litigation. Legal expenses related to the Pharmacia/Monsanto litigation were $6.1 million for the six months ended February 28, 2003, compared to $1.1 million in the comparable prior year period. Excluding the effects of these legal expenses, results were still lower in the current six-month period compared to the year ago period, primarily due to an expected shift of some U.S. cottonseed sales from the second quarter to the third quarter and a reduction in international sales. Overall, net sales and licensing fees were reduced approximately $7.0 million to $113.1 million from $120.1 million in the same period of the prior year. Results for the current six-month period were improved due to a higher gross margin percentage as discussed above. International results were lower in the six-month period ended February 28, 2003 than in the comparable prior year period due to lower sales attributable to the drought in Australia, poor economic conditions in Argentina, reduced export sales to Greece, and a devaluation of the Brazilian Real, which caused lower revenues and profits in Brazil.

During the six months ended February 28, 2003, we reported special charges of $0.5 million associated with severance costs associated with the closing of our facility in Centre, Alabama as well as a headcount reduction at our joint venture in Hebei Province, People's Republic of China.

We reported other expense (net) of approximately $6.5 million for the six months ended February 28, 2003 compared to net other expense of approximately $3.2 million for the same period in the prior year. The increase is attributable to additional legal fees related to the Pharmacia/Monsanto litigation, partially offset by the absence of foreign exchange losses in Argentina, which were present in the prior year period.

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

Revenue Recognition

Revenues from domestic seed sales are recognized when seed is shipped. Revenues from Bollgard(R) and Roundup Ready(R) licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard and Roundup Ready cottonseed are based on pre-established planting rates for each of nine geographic regions and consider the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors.

International export revenues are recognized upon the later of when seed is shipped or the date letters of credit (or instruments with similar security provisions) are confirmed. Generally, international export sales are not subject to return. Generally, all other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

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

Domestically, we promote our cotton and soybean seed directly to farmers and sell our seed through distributors and dealers. We also offer various sales incentive programs for seed and participate in such programs related to the Bollgard and Roundup Ready technology fees offered by Monsanto. Generally, under these programs, if a farmer plants his seed and the crop is lost (usually due to weather by a certain date), a portion of the price of the seed and the technology fees is forgiven or rebated to the farmer. The amount of the refund and the impact to D&PL depends on whether the farmer can replant the crop that was destroyed. We record estimates monthly to account for these events, the majority of which occur during the second and third quarters. Essentially, all material claims under these programs have occurred or are accounted for by fiscal year end.

Provision for Damaged, Obsolete and Excess Inventory

Each year, we record a provision related to inventory based on our estimate of seed that will not pass our quality assurance ("QA") standards at year end, or is deemed excess based on our desired seed stock level for a particular variety ("dump seed"). Seed can fail QA standards based on physical defects (i.e., cut seed, moisture content, discoloration, etc.), germination rates, or transgenic purities. The amount recorded as inventory provision in a given year is calculated based on the total quantity of inventory that has not passed QA standards at any fiscal year end, any seed that is expected to deteriorate before it can be sold and seed deemed to be excess. In establishing the provision, we consider the scrap value of the seed to be disposed. An initial estimate of the needed provision is made at the beginning of each year and recorded over the course of the year. Adjustments are made monthly, as necessary.

See Note 6 of the Notes to Consolidated Financial Statements in Item I for further details about inventory reserves.

Deferred Income Taxes

Deferred income taxes are estimated based upon temporary differences between the income and losses that we report in our financial statements and our taxable income and losses as determined under applicable tax laws. We estimate the value of deferred income taxes based upon existing tax rates and laws, and our expectations of future earnings. For deferred income taxes, we applied a composite statutory income tax rate of 38%.

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, we determine that we will not realize deferred tax assets, then valuation allowances are recorded. As of February 28, 2003, we had recorded deferred tax assets of approximately $8.1 million. We estimate that our deferred tax assets will be realized, therefore we have not recorded any valuation allowances as of February 28, 2003.

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

In the U.S., we record revenue and accounts receivable for licensing fees on Bollgard and Roundup Ready seed sales upon shipment, usually in our second and third quarters. Receivables from seed sales are generally due from May to July. The licensing fees are due in September, at which time we receive payment. We then pay Monsanto its royalty for the Bollgard and Roundup Ready licensing fees, which is recorded as a component of cost of sales. As a result of the timing of these events, licensing fees receivable and royalties payable peak at fiscal year end.

The seasonal nature of our business significantly impacts cash flow and working capital requirements. Historically, we have maintained credit facilities, and used early payments by customers and cash from operations to fund working capital needs. In the past, we have borrowed on a short-term basis to meet seasonal working capital needs. However, in fiscal 2002 and the first six months of fiscal 2003, we used cash generated from operations and other available cash to meet working capital needs. We continue to evaluate potential uses of our cash for purposes other than for working capital needs. One potential such use is the acquisition or funding of alternative technologies (such as DeltaMax Cotton, LLC) that could be used to enhance our product portfolio and ultimately our long-term earnings potential. Another potential use is the repurchase in the open market of our shares pursuant to our previously announced share repurchase program. Once the evaluation of certain transactions that are currently being considered is brought to conclusion, we may consider other potential uses of the remaining cash, including repurchasing shares more aggressively depending on market considerations and other factors.

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

Capital expenditures for the six months ended February 28, 2003 were $2.4 million ($3.4 million for the six months ended February 28, 2002). We anticipate that capital expenditures will approximate $6.0 to $8.0 million in 2003.

In January 2003, the Board increased the quarterly dividend to $0.06 per share (a 20% increase) effective for the second quarter dividend, which was paid on March 14, 2003, to shareholders of record on February 28, 2003. On March 26, 2003, we announced that our Board of Directors had declared a $0.06 per share dividend for the third quarter. The third quarter dividend, payable to shareholders of record on May 30, 2003, will be paid on June 13, 2003. The Board of Directors anticipates that quarterly dividends of $0.06 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Aggregate preferred and common dividends should approximate $9.0 million in 2003.

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of our common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of our Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2002, we had repurchased 992,900 shares at an aggregate purchase price of approximately $17.7 million under this program. During the year ended August 31, 2002, we purchased 539,200 shares at an aggregate purchase price of $9.96 million under this plan. Between September 1, 2002 and March 31, 2003, we repurchased 273,000 shares at an aggregate purchase price of $5.3 million.

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

The fair value of derivative commodity instruments outstanding as of February 28, 2003, was $12,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would not result in a material impact on future earnings.

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, South Africa and Turkey. At February 28, 2003, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

We utilize fixed and variable-rate debt to maintain liquidity and fund our business operations, with the terms and amounts based on business requirements, market conditions and other factors. At February 28, 2003, a 100 basis point change in interest rates (with all other variables held constant) on the portion of our debt with variable interest rates would not result in a material change to our interest expense or cash flow.

For the six months ended February 28, 2003, a 10% adverse change in the interest rate that we earned on our excess cash that we invested would not have resulted in a material change to our interest expense or cash flow.

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

D&PL was named in five lawsuits filed in the State of Mississippi. One lawsuit was filed in the Circuit Court of Lowndes County, Mississippi, on July 11, 2001. That suit alleges that certain cottonseed sold by D&PL did not germinate properly or at the rate stated on the label causing the farmer to incur losses during the 1998 growing season. Another suit was filed in the Circuit Court of Webster County on August 10, 2001. That suit alleges that the seed purchased by plaintiff failed to perform as represented and seeks damages for crop losses incurred during the 1999 growing season. Two lawsuits were filed in the Circuit Court of Holmes County, Mississippi; one was filed March 14, 2002, and the second on August 19, 2002. Both cases include numerous plaintiffs who allege that certain cotton seed sold by D&PL was improperly mixed or blended and failed to perform as advertised. In the second Holmes County lawsuit, D&PL has filed a Third Party Complaint which seeks a declaration that its insurers are responsible for the cost of defending the action and for full indemnification of D&PL in the event a judgment is rendered against it. Another lawsuit was filed in the Circuit Court of Noxubee County on August 12, 2002, and involves a third-party complaint filed by a local seed distributor who was sued by a local farmer in a complaint which alleges that certain seed sold by the complaining distributor failed to comply with federal and state seed law requirements. D&PL is presently investigating all of these claims to determine the cause or causes of the alleged problems. None of the Mississippi lawsuits allege that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the terms of any Gene Licensing Agreement with Monsanto.

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

The litigation originally filed against D&PL on June 7, 2001 in the Circuit Court of the County of Crockett, Tennessee, and subsequently removed to the United States District Court for the Western District of Tennessee, Eastern Division, has now been concluded. That case was resolved without a material financial impact on the Company.

Other Litigation

On December 11, 2002, D&PL filed a suit in the Circuit Court of Holmes County, Mississippi, against Nationwide Agribusiness and other insurance companies seeking a declaration that the allegations of the Holmes County, Mississippi lawsuits referenced under Part II, Item 1 Product Claims above are covered by D&PL's comprehensive general liability and umbrella liability policies. This case was removed by the Defendants to the United States District Court for the Southern District of Mississippi where a Motion to Remand the case to state court is now pending. In this litigation, D&PL seeks a declaration that its insurers are responsible for the cost of defending such actions, and full indemnification of D&PL in the event a judgment is rendered against it based upon the seed mix claim alleged by Plaintiffs. D&PL alleges in this litigation that the allegations of Plaintiffs' Complaint are covered by one or more of D&PL's insurance policies issued by the defendant insurance companies.

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

In May 2002, Pharmacia Corporation filed a suit in state court in Missouri against D&PL International Technology Corp. ("DITC"), D&PL's subsidiary, seeking a declaratory judgment that it was entitled to invoke the cross purchase provision in the Operating Agreement for D&M International, LLC, a limited liability company jointly owned by Pharmacia and DITC. In the alternative, Pharmacia sought a declaratory judgment that DITC was deemed to have consented to Pharmacia's transfer of the Operating Agreement to Monsanto and its issuance and transfer of shares of Monsanto's stock. DITC moved to dismiss on June 6, 2002, because the case was moot and did not present a justiciable controversy, in that DITC had already invoked its rights under the cross purchase provision and had caused Pharmacia's interest in D&M International, LLC to be redeemed. Instead of answering DITC's motion, on or about June 13, 2002, Pharmacia filed an amended petition, dropping all of its prior claims, and seeking a declaratory judgment that DITC has no contractual rights to enjoin Pharmacia from selling its shares of Monsanto or to seek damages for Pharmacia's prior initial public offering of Monsanto's shares to the public. DITC moved to dismiss the suit, since it had never threatened to enjoin the spin-off, and, in the alternative, moved for a more definite statement. On October 12, 2002, the Court denied DITC's motion to dismiss but granted DITC's motion for a more definite statement. Pharmacia filed a Second Amended Petition on October 30, 2002, and DITC filed a motion to dismiss the Second Amended Petition on November 19, 2002. On January 14, 2003, the Court denied DITC's motion to dismiss, and the case in now in discovery.

The litigation originally filed against D&PL, D&M International LLC, and Monsanto on May 15, 2000, in the United States District Court for the Northern District of Alabama was dismissed on February 28, 2003.

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

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $684,000 at March 31, 2003, exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make seed available for sale in Guatemala.

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

The parties litigated for several months over the appropriate forum to hear the case. A Delaware Court of Chancery ruling rejected Monsanto's attempt to maintain the action in Delaware and returned the parties to the Circuit Court for the First Judicial District of Bolivar County, Mississippi. Monsanto filed a motion for summary judgment on the breach of contract claims alleging that D&PL suffered no cognizable damages as a result of the failed merger. On December 18, 2000, D&PL amended its complaint to include a claim for tortious interference with prospective business relations on the grounds that Monsanto's unreasonable delay prevented the consummation of the merger and kept D&PL from being in a position to enter into transactions and relationships with others in the industry. In light of the merger of Monsanto into Pharmacia & Upjohn, Inc., after the filing of the original complaint, D&PL named both Pharmacia Corp. (the renamed existing defendant) and Monsanto Company (a newly spun-off subsidiary) as defendants in the amended complaint. D&PL filed two motions to compel additional discovery from Monsanto. Pharmacia and Monsanto filed a motion for summary judgment and a motion to dismiss the added claim of tortious interference contained in the amended complaint. Pharmacia and Monsanto alleged that they were entitled to 1) dismissal of the action on the grounds that D&PL's amended complaint did not satisfy any of the elements of a tortious interference claim and, thus, did not state a viable claim; and 2) summary judgment because D&PL has not suffered any injury as a result of Monsanto's actions. On November 15, 2001, the Circuit Court denied the defendants' motion for summary judgment on the breach of contract claims, holding that the case presents issues for trial by jury. The Court also denied defendants' motion to dismiss or for summary judgment on D&PL's claim for tortious interference with business relationships. The Court also granted substantially all of the discovery sought by D&PL in its motion to compel. The parties are in discovery and the taking of depositions has commenced. The judge in the case has ruled that all discovery, depositions, and pre-trial motions must be completed by September 2003 with a trial date set for January 2004.

Item 2.  Changes in Securities and Use of Proceeds
Not applicable

Item 3.  Defaults Upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Shareholders of Delta and Pine Land Company was held on January 22, 2003. The following matters were brought to a vote with the noted results:

                     Item                              For           Against         Abstain          Non-Voted

1.  Re-elect Class I Director
     Nam-Hai Chua                                   32,871,178          0           1,731,696             0

2.  Elect Class I Director
     W. Thomas Jagodinski                           27,915,313          0           6,687,561             0

2.  Re-elect Class I Director
     Stanley P. Roth                                32,863,247          0           1,739,627             0

3.  Ratify appointment of KPMG LLP as the
     independent public accountants for
     the fiscal year ending August 31,
     2003 (subject to Audit Committee discretion)   34,575,834       19,004             8,036             0


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

In July 1998, D&PL China and the Anhui Provincial Seed Corporation formed a joint venture, Anhui An Dai Cotton Seed Technology Company, Ltd. ("An Dai") which is located in Hefei City, Anhui, China. An Dai is 49% owned by D&PL China. Under the terms of the joint venture agreement, An Dai produces, conditions and sells our acid delinted varieties of cottonseed, which contain Monsanto's Bollgard gene. Commercial sales of our cotton varieties containing the Bollgard gene technology began in 2000. In January 2002, An Dai began construction of a cottonseed conditioning and storage facility in Hefei City, Anhui, China. Construction is expected to be completed in July 2003, when the plant will be operational.

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

In May 2002, we acquired from Pharmacia the 50% interest in D&M International, LLC that we did not own. Pharmacia activated a cross purchase provision in the operating agreement for D&M International, LLC, and we elected to have D&M International, LLC redeem Pharmacia's 50% interest in D&M International, LLC. As a result of the redemption of Pharmacia's interest, we now own all of D&M International, LLC.

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

Subsidiaries

D&PL South Africa, Inc. ("D&PL South Africa"), our wholly-owned subsidiary, through a South African branch, commercializes cottonseed varieties containing Monsanto's Bollgard and Roundup Ready technologies in South Africa. In addition, D&PL South Africa conducts winter nursery activities, produces cottonseed varieties for export to other countries and processes foundation seed grown in that country. We also maintain a winter nursery and foundation seed operation in Canas, Costa Rica and have a delinting plant there to process foundation seed for export to the United States. Multiple winter nursery locations are used to manage seed production risks. The use of Southern Hemisphere winter nurseries and seed production programs such as these can accelerate the introduction of new varieties because we can raise at least two crops per year by taking advantage of the Southern Hemisphere growing season.

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

Employees

As of March 31, 2003, we employed a total of 528 full time employees worldwide excluding approximately 107 employees of joint ventures. Due to the nature of the business, we utilize seasonal employees in our delinting plants and our research and foundation seed programs. The maximum number of seasonal employees approximates 175 and typically occurs in October and November of each year. We consider our employee relations to be good.

Biotechnology

Insect Resistance for Cotton

Collaborative biotechnology licensing agreements, which were executed with Monsanto in 1992 and subsequently revised in 1993, 1996, 1999, and March 2003, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in our varieties in the United States. The selected Bt gene is from a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. The resulting transgenic plant tissue is lethal to certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to us for use under the trade name Bollgard. In our primary markets, the cost of insecticides is a major expenditure for many cotton growers. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, the United States Environmental Protection Agency ("EPA") completed its initial registration of the Bollgard gene technology, thus clearing the way for commercial sales of seed containing the Bollgard gene. In 1996, we sold commercially for the first time two Deltapine varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") between D&PL and Monsanto. This initial EPA registration had been set to expire on January 1, 2001 but was updated to expire January 1, 2002. In September 2001, the EPA renewed the registration for an additional five years, at which time the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.

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

Herbicide Tolerance for Cotton

In February 1996, D&PL and Monsanto executed the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement"), which provides for the commercialization of Roundup Ready cottonseed. Pursuant to the collaborative biotechnology licensing agreements executed in 1996 and amended in July 1996, December 1999, and March 2003, we have also developed transgenic cotton varieties that are tolerant to Roundup(R), a glyphosate-based herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. The Roundup Ready Agreement grants a license to D&PL and certain of our affiliates the right in the United States to sell cottonseed of our varieties that contain Monsanto's Roundup Ready gene. The Roundup Ready gene makes cotton plants tolerant to contact with Roundup herbicide applications made during a finite early season growth period. Similar to the Bollgard Agreement, farmers must execute limited use sublicenses in order to purchase seed containing the Roundup Ready gene. The distributors/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee. Our portion of the Roundup Ready technology fee varies depending on the technology fee per acre established by Monsanto. In 2001 and 2002, D&M Partners paid Monsanto approximately 70% of the Roundup Ready technology fees and we retained the remaining 30%. The expiration date of the Roundup Ready Agreement is determined by the last to expire of the patent rights licensed under that agreement. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), the expiration date of the Roundup Ready Agreement will be May 27, 2014.

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

Commercial Seed

The following table presents the number of commercial cottonseed and soybean seed varieties we sold in the years ended August 31,:

                                             2001                   2002
                                        ---------------       ---------------
Cotton
     Conventional                                  24                   24
     Bollgard                                       6                    6
     Roundup Ready                                 16                   16
     Bollgard/Roundup Ready                        16                   16
                                       ---------------       ---------------
                                                   62                   62
                                       ===============       ===============

Soybeans
     Conventional                                   2                    2
     Roundup Ready                                 10                   10
     STS                                            2                    2
                                       ---------------       --------------
                                                   14                   14
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

The majority of our sales are made from early in the second fiscal quarter through the beginning of the fourth fiscal quarter. Varying climatic conditions can change the quarter in which seed is delivered, thereby shifting sales and our earnings between quarters. Thus, seed production, distribution and sales are seasonal and interim results will not necessarily be indicative of our results for a fiscal year.
Revenues from domestic seed sales are recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard and Roundup Ready cottonseed are based on pre-established planting rates for nine geographic regions and consider the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors.

International export revenues are recognized upon the later of when seed is shipped or the date letters of credit (or instruments with similar security provisions) are confirmed. Generally, international export sales are not subject to return. Generally, all other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

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

     Due to the varying levels of agricultural and social development of the international markets in which we operate and because of factors within the particular international markets we target, international profitability and growth may be less stable and predictable than domestic profitability and growth. Furthermore, recent action taken by the U.S. government, including that taken by the U.S. military in the aftermath of the tragic events of September 11, 2001, the war in Iraq, and conflicts between major cotton producing nations may serve to further complicate our ability to execute our long range ex-U.S. business plans because those plans include future expansion into Uzbekistan, Pakistan and India.

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibits.

99.01 Certification of Chief Executive Officer of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
99.02 Certification of Chief Financial Officer of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K.

On March 26, 2003, D&PL filed a report on Form 8-K dated March 26, 2003 under Items 5 and 7 announcing a press release of Delta and Pine Land Company dated March 26, 2003, reporting Delta and Pine Land Company's results of operations and financial condition for the quarter and six months ended February 28, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DELTA AND PINE LAND COMPANY


Date:     April 14, 2003       /s/  W. THOMAS JAGODINSKI
                               -------------------------
                               W. Thomas Jagodinski
                               President, Chief Executive Officer and Director



Date:     April 14, 2003       /s/  R. D. GREENE
                               --------------------
                               R. D. Greene
                               Vice President - Finance, Treasurer and Assistant
                               Secretary

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

Date:  April 14, 2003            /s/  W. THOMAS JAGODINSKI
                                 -------------------------
                                 W. Thomas Jagodinski
                                 President, Chief Executive Officer and Director

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

Date:  April 14, 2003            /s/  R. D. GREENE
                                 -----------------
                                 R. D. Greene
                                 Vice President-Finance, Treasurer and Assistant
                                 Secretary