Form 10-Q
period 2003-05-31
DELTA & PINE LAND CO
filed 2003-07-15
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2003 or

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

Common Stock, $0.10 Par Value - 38,105,659 shares outstanding as of June 30,
2003.

17

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                  Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - May 31, 2002,
              August 31, 2002, and May 31, 2003                      3

    Consolidated Statements of Operations - Three Months
              Ended May 31, 2002 and May 31, 2003                    4

    Consolidated Statement of Operations - Nine Months
              Ended May 31, 2002 and May 31, 2003                    5

    Consolidated Statements of Cash Flows - Nine Months
             Ended May 31, 2002 and May 31, 2003                     6

    Notes to Consolidated Financial Statements                       7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   14

   Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk                                           19

   Item 4.   Controls and Procedures                                20

PART II.  OTHER INFORMATION
   Item 1.    Legal Proceedings                                     20
   Item 2.    Changes in Securities and Use of Proceeds             23
   Item 3.    Defaults Upon Senior Securities                       23
   Item 4.    Submission of Matters to a Vote of Security Holders   23
   Item 5.    Business                                              23
   Item 6.    Exhibits and Reports on Form 8-K                      30
                 Signatures                                         31

Certifications                                                      32

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                              May 31,            August 31,             May 31,
                                                                                2002                2002                  2003
                                                                          -----------------    ----------------     ----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $         87,577     $       109,091      $       116,385
     Receivables, net                                                              214,936             145,876              243,440
     Inventories                                                                    43,060              40,021               34,204
     Prepaid expenses                                                                  622               2,266                  634
     Deferred income taxes                                                           8,674              11,214               11,225
                                                                          -----------------    ----------------     ----------------
         Total current assets                                                      354,869             308,468              405,888

PROPERTY, PLANT and EQUIPMENT, net                                                  62,924              63,401               61,427

EXCESS OF COST OVER NET ASSETS OF
     BUSINESS ACQUIRED, net                                                          4,182               4,187                4,183

INTANGIBLES, net                                                                     4,125               4,032                5,489

INVESTMENT IN AFFILIATE                                                                  -                 695                  753

OTHER ASSETS                                                                         2,338               2,359                1,946
                                                                          -----------------    ----------------     ----------------
                                                                          $        428,438     $       383,142      $       479,686
                                                                          =================    ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                        $            146     $         1,763      $            24
     Accounts payable                                                               11,641              16,447                9,119
     Accrued expenses                                                              171,792             143,533              208,209
     Income taxes payable                                                           18,122              12,381               22,988
                                                                          -----------------    ----------------     ----------------
         Total current liabilities                                                 201,701             174,124              240,340
                                                                          -----------------    ----------------     ----------------

LONG-TERM DEBT, less current maturities                                              1,319               1,176                2,145
                                                                          -----------------    ----------------     ----------------

DEFERRED INCOME TAXES                                                                4,706               3,121                3,129
                                                                          -----------------    ----------------     ----------------

MINORITY INTEREST IN SUBSIDIARIES                                                    4,177               2,514                3,310
                                                                          -----------------    ----------------     ----------------

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.10 per share; 2,000,000 shares authorized:
         Series A Junior Participating Preferred, par value $0.10 per share;
            456,989 shares authorized; no shares issued or outstanding                   -                   -                    -
         Series M Convertible Non-Voting Preferred, par value $0.10 per
            share; 1,066,667 shares authorized, issued and outstanding                 107                 107                  107
    Common stock, par value $0.10 per share; 100,000,000 shares authorized;
         39,278,071, 39,311,571 and 39,474,723 issued;
         38,332,405, 38,204,405 and 38,094,557 shares outstanding                    3,928               3,931                3,947
    Capital in excess of par value                                                  51,146              51,563               53,974
    Retained earnings                                                              182,359             172,381              202,888
    Accumulated other comprehensive loss                                            (4,196)             (5,939)              (5,043)
    Treasury stock at cost, 945,666, 1,107,166 and 1,380,166 shares                (16,809)            (19,836)             (25,111)
                                                                          -----------------    ----------------     ----------------
         Total stockholders' equity                                                216,535             202,207              230,762
                                                                          -----------------    ----------------     ----------------
                                                                          $        428,438     $       383,142      $       479,686
                                                                          =================    ================     ================

   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                      May 31,                May 31,
                                                                                        2002                   2003
                                                                                  ----------------       ----------------

NET SALES AND LICENSING FEES                                                      $        135,386       $        168,936
COST OF SALES                                                                               86,336                110,547
                                                                                  ----------------       ----------------
GROSS PROFIT                                                                                49,050                 58,389
                                                                                  ----------------       ----------------

OPERATING EXPENSES:
      Research and development                                                               4,796                  4,700
      Selling                                                                                2,700                  3,014
      General and administrative                                                             3,837                  3,882
                                                                                  ----------------       ----------------
                                                                                            11,333                 11,596
SPECIAL CHARGES                                                                                  -                   (462)
                                                                                  ----------------       ----------------
OPERATING INCOME                                                                            37,717                 46,331
                                                                                  ----------------       ----------------

INTEREST (EXPENSE) INCOME, net                                                                 (62)                   160
OTHER EXPENSE, net                                                                            (390)                (2,330)
EQUITY IN NET LOSS OF AFFILIATE                                                                  -                   (551)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                                    1,594                    522
                                                                                  ----------------       ----------------

INCOME BEFORE INCOME TAXES                                                                  38,859                 44,132
INCOME TAX PROVISION                                                                        13,794                 15,667
                                                                                  ----------------       ----------------

NET INCOME                                                                                  25,065                 28,465

DIVIDENDS ON PREFERRED STOCK                                                                   (53)                   (64)
                                                                                  ----------------       ----------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $         25,012       $         28,401
                                                                                  ================       ================


BASIC EARNINGS PER SHARE                                                          $           0.65       $           0.75
                                                                                  ================       ================

NUMBER OF SHARES USED IN BASIC EARNINGS
          PER SHARE CALCULATIONS                                                            38,343                 38,049
                                                                                  ================       ================

DILUTED EARNINGS PER SHARE                                                        $           0.63       $           0.72
                                                                                  ================       ================
NUMBER OF SHARES USED IN DILUTED EARNINGS
          PER SHARE CALCULATIONS                                                            39,769                 39,598
                                                                                  ================       ================

DIVIDENDS PER COMMON SHARE                                                        $           0.05       $           0.06
                                                                                  ================       ================


    The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                      May 31,                May 31,
                                                                                        2002                   2003
                                                                                  ----------------       ----------------

NET SALES AND LICENSING FEES                                                      $        255,506       $        282,072
COST OF SALES                                                                              163,530                179,762
                                                                                  ----------------       ----------------
GROSS PROFIT                                                                                91,976                102,310
                                                                                  ----------------       ----------------

OPERATING EXPENSES:
      Research and development                                                              13,438                 13,352
      Selling                                                                                8,168                  8,235
      General and administrative                                                            10,463                 11,779
                                                                                  ----------------       ----------------
                                                                                            32,069                 33,366
SPECIAL CHARGES                                                                                  -                   (962)
                                                                                  ----------------       ----------------
OPERATING INCOME                                                                            59,907                 67,982
                                                                                  ----------------       ----------------

INTEREST INCOME, net                                                                         1,096                    742
OTHER EXPENSE, net                                                                          (3,605)                (8,814)
EQUITY IN NET LOSS OF AFFILIATE                                                                  -                 (1,492)
MINORITY INTEREST IN LOSS / (EARNINGS) OF SUBSIDIARIES                                       2,066                   (796)
                                                                                  ----------------       ----------------

INCOME BEFORE INCOME TAXES                                                                  59,464                 57,622
INCOME TAX PROVISION                                                                        21,110                 20,456
                                                                                  ----------------       ----------------

NET INCOME                                                                                  38,354                 37,166

DIVIDENDS ON PREFERRED STOCK                                                                  (159)                  (181)
                                                                                  ----------------       ----------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $         38,195       $         36,985
                                                                                  ================       ================


BASIC EARNINGS PER SHARE                                                          $           0.99       $           0.97
                                                                                  ================       ================

NUMBER OF SHARES USED IN BASIC EARNINGS
               PER SHARE CALCULATIONS                                                       38,394                 38,116
                                                                                  ================       ================

DILUTED EARNINGS PER SHARE                                                        $           0.96       $           0.94
                                                                                  ================       ================

NUMBER OF SHARES USED IN DILUTED EARNINGS
                PER SHARE CALCULATIONS                                                      39,832                 39,554
                                                                                  ================       ================

DIVIDENDS PER COMMON SHARE                                                        $           0.15       $           0.17
                                                                                  ================       ================



   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                                     May 31,               May 31,
                                                                                       2002                  2003
                                                                                 ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $         38,354      $         37,166
Adjustments to reconcile net income to net cash used in (provided by) operating activities:
   Depreciation and amortization                                                            5,062                 5,739
   Loss/(gain) on sale of property and equipment                                              187                   (28)
   Equity in net loss of affiliate                                                              -                 1,492
   Minority interest in net (loss) / income of subsidiaries                                (2,066)                  796
   Changes in current assets and liabilities:
         Receivables                                                                      (40,091)              (97,364)
         Inventories                                                                       (7,060)                5,567
         Prepaid expenses                                                                   1,417                 1,539
         Intangibles and other assets                                                         (11)                  126
         Accounts payable                                                                  (2,937)               (7,420)
         Accrued expenses                                                                  (3,269)               64,236
         Income taxes payable                                                               2,469                11,127
                                                                                 ----------------      ----------------
         Net cash (used in) provided by operating activities                               (7,945)               22,976
                                                                                 ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                     (5,082)               (3,302)
   Sale of investments and property                                                            43                    76
   Purchase of minority interest in subsidiary                                             (4,838)                    -
   Investment in affiliate                                                                  1,000                (1,550)
                                                                                 ----------------      ----------------
         Net cash used in investing activities                                             (8,877)               (4,776)
                                                                                 ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt                                                             (2,268)               (2,095)
   Payments of long-term debt                                                                 (73)                    -
   Dividends paid                                                                          (5,918)               (6,659)
   Proceeds from long-term debt                                                               672                     -
   Proceeds from short-term debt                                                              693                   437
   Payments to acquire treasury stock                                                      (6,933)               (5,275)
   Minority interest in dividends by subsidiaries                                            (447)                    -
   Proceeds from exercise of stock options                                                  2,251                 1,784
                                                                                 ----------------      ----------------
         Net cash used in financing activities                                            (12,023)              (11,808)
                                                                                 ----------------      ----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES ON CASH                                          2,419                   902

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (26,426)                7,294
CASH AND CASH EQUIVALENTS, as of August 31                                                114,003               109,091
                                                                                 ----------------      ----------------
CASH AND CASH EQUIVALENTS, as of May 31                                          $         87,577      $        116,385
                                                                                 ================      ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the nine months for:
         Interest, net of capitalized interest                                   $            700      $             50
         Income taxes                                                            $         18,000      $          9,200

    Noncash financing activities:
         Tax benefit of stock option exercises                                   $            500      $            600


   The accompanying notes are an integral part of these financial statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. The business of Delta and Pine Land Company and its subsidiaries ("D&PL") is seasonal in nature; thus, the results of operations for the three and nine month periods ended May 31, 2002 and May 31, 2003 or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. D&PL's investment in 50%-owned affiliate DeltaMax Cotton, LLC is accounted for using the equity method. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2002.

Special Charges

During the three months ended May 31, 2003, D&PL recorded a $0.5 million charge for the remaining expenses associated with the closing of its Chandler, Arizona plant and for a staff reduction at its wholly-owned subsidiary in Australia. During the nine months ended May 31, 2003, D&PL recorded a $1.0 million charge associated with additional expenses for the closing of its Chandler, Arizona plant, the closing of its facility in Centre, Alabama, and reductions in the number of employees at its wholly-owned subsidiary in Australia and at its joint venture in Hebei Province, People's Republic of China. These charges are included in "SPECIAL CHARGES" in the accompanying Consolidated Statements of Income.

Stock-based Compensation Plans

Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123," was issued in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under which stock options are expensed. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This interim disclosure is included in Note 6.

2. COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended May 31, 2002 and May 31, 2003, was (in thousands):

                                                            Three Months Ended                   Nine Months Ended
                                                            ------------------                   -----------------
                                                       May 31,          May 31,               May 31,         May 31,
                                                        2002             2003                  2002            2003
                                                     ------------     ------------         -------------    ------------

Net income                                           $     25,065     $     28,465         $      38,354    $     37,166
Other comprehensive income (loss):
       Foreign currency translation gains                     333              861                    42           1,135
       Net unrealized gain/(losses) on hedging
        instruments                                           131             (215)                 (175)           (239)
       Income tax (expense) benefit
        related to other comprehensive income                (165)            (229)                   47            (317)
                                                     ------------     ------------         -------------    ------------
Other comprehensive income (loss), net of tax                 299              417                   (86)            579
                                                     ------------     ------------         -------------    ------------
Total comprehensive income                           $     25,364     $     28,882         $      38,268    $     37,745
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

Information about D&PL's segments for the three and nine month periods ended May 31, 2002 and May 31, 2003 is as follows (in thousands):

                                                Three Months Ended                   Nine Months Ended
                                                ------------------                   -----------------
                                          May 31,            May 31,              May 31,             May 31,
                                           2002               2003                 2002                2003
                                       --------------     -------------       ---------------    -----------------

Net sales and licensing fees
     Domestic                          $      130,065    $      162,593       $       225,084    $         255,733
     International                              5,321             6,343                30,422               26,339
                                       --------------    --------------       ---------------    -----------------
                                       $      135,386    $      168,936       $       255,506    $         282,072
                                       ==============    ==============       ===============    =================

Operating income
     Domestic                          $       38,428    $       47,561       $        52,669    $          65,730
     International                               (711)           (1,230)                7,238                2,252
                                       --------------    --------------       ---------------    -----------------
                                       $       37,717    $       46,331       $        59,907    $          67,982
                                       ==============    ==============       ===============    =================

4. SIGNIFICANT CHANGES IN ASSETS AND LIABILITIES FROM AUGUST 31, 2002

Accounts receivable increased approximately $97,564,000 to $243,440,000 at May 31, 2003 from $145,876,000 at August 31, 2002. This increase is primarily related to fiscal year 2003 sales partially offset by the collection of the 2002 technology sublicense fees in September 2002. The corresponding increase in accrued expenses is primarily related to the royalty payments to be made by the Company for the Bollgard and Roundup Ready licensing fees on fiscal year 2003 sales partially offset by the such royalty payments the Company made for fiscal 2002 sales in October 2002.

Inventories decreased approximately $5,817,000 to $34,204,000 at May 31, 2003 from $40,021,000 at August 31, 2002. This decrease is primarily a result of sales that have occurred since August 31, 2002 and a new inventory management strategy in which the processing of finished goods and application of seed treatments is delayed until required by customer orders.

Accounts payable decreased approximately $7,328,000 to $9,119,000 at May 31, 2003 from $16,447,000 at August 31, 2002. This decrease is primarily attributable to payments made on accounts payable related to customer returns offset by raw material purchases.

5. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," provides guidance on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Therefore, D&PL adopted this statement for financial instruments entered into after May 31, 2003 and otherwise will adopt this statement September 1, 2003. The adoption of this statement did not have a material impact on D&PL's consolidated financial position or results of operations.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on D&PL's consolidated financial position or results of operations.

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

6. STOCK-BASED COMPENSATION PLANS

As permitted by both SFAS No. 123 and No. 148, D&PL applies Accounting Principles Board Opinion 25 in accounting for its employee stock option plans. Therefore, no compensation cost for stock options is deducted in determining net income, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the grant date. For further information about D&PL's employee stock option plans, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2002.

The following table illustrates the effect on net income and earnings per share if D&PL had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                               Three Months Ended                     Nine Months Ended
                                               ------------------                     -----------------
                                          May 31,           May 31,               May 31,             May 31,
                                           2002               2003                 2002                2003
                                       --------------     -------------       ---------------    -----------------
Net income:
   As reported                         $       25,065     $      28,465       $        38,354    $          37,166

   Less:  Total stock-based employee
     compensation expense determined
     under the fair value based
     method for all awards, net of
     related tax effects                       (1,176)             (902)               (3,480)              (2,672)
                                       --------------    --------------       ---------------    -----------------
   Pro forma                           $       23,889    $       27,563       $        34,874    $          34,494
                                       ==============    ==============       ===============    =================

Basic earnings per share:
   As reported                         $         0.65    $         0.75       $          0.99    $            0.97
                                       ==============    ==============       ===============    =================
   Pro forma                           $         0.62    $         0.72       $          0.90    $            0.90
                                       ==============    ==============       ===============    =================

Diluted earnings per share:
   As reported                         $         0.63    $         0.72       $          0.96    $            0.94
                                       ==============    ==============       ===============    =================
   Pro forma                           $         0.61    $         0.70       $          0.88    $            0.88
                                       ==============    ==============       ===============    =================

7.  INVENTORIES

Inventories consisted of the following as of (in thousands):

                          May 31,              August 31,          May 31,
                           2002                   2002              2003
                   ----------------      -----------------     ----------------

Finished goods     $         29,886      $          26,263     $         24,642
Raw materials                23,110                 20,961               20,578
Growing crops                 1,045                    878                  610
Supplies and other            1,206                  1,141                  723
                   ----------------      -----------------     ----------------
                             55,247                 49,243               46,553
Less reserves               (12,187)                (9,222)             (12,349)
                   ----------------      -----------------     ----------------
                   $         43,060      $          40,021     $         34,204
                   ================      =================     ================

Finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. Inventory reserves relate to estimated excess and obsolete inventory. See Note 11 for description of hedging activities.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of (in thousands):

                                                     May 31,              August 31,              May 31,
                                                      2002                   2002                  2003
                                                 ----------------      -----------------     ------------------

Land and improvements                            $         4,808       $          5,038      $           5,120
Buildings and improvements                                37,407                 37,117                 40,015
Machinery and equipment                                   52,870                 52,565                 55,358
Germplasm                                                  7,500                  7,500                  7,500
Breeder and foundation seed                                2,000                  2,000                  2,000
Construction in progress                                   2,469                  4,478                  2,720
                                                 ----------------      -----------------     ------------------
                                                         107,054                108,698                112,713
Less accumulated depreciation                            (44,130)               (45,297)               (51,286)
                                                 ----------------      -----------------     ------------------
                                                 $        62,924       $         63,401      $          61,427
                                                 ================      =================     ==================

9. INTANGIBLES AND EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED

The components of identifiable intangible assets follow as of (in thousands):

                                 May 31, 2002                         August 31, 2002                          May 31, 2003
                         -------------------------------      -----------------------------------      ----------------------------
                           Gross                                 Gross                                   Gross
                          Carrying        Accumulated           Carrying           Accumulated          Carrying         Accumulated
                           Amount         Amortization           Amount           Amortization           Amount         Amortization
Trademarks               $    3,182      $         (702)      $       3,182      $         (721)       $      3,160     $      (778)
Commercialization
agreements                      400                 (30)                400                 (37)                400             (58)
Licenses                          -                   -                   -                   -               1,100               -
Patents                         295                 (71)                295                 (74)                385             (82)
Other                         1,557                (506)              1,492                (505)              1,969            (607)
                         -----------     ---------------      --------------     ----------------      -------------    ------------
                         $    5,434      $       (1,309)      $       5,369      $       (1,337)       $      7,014     $    (1,525)
                         ===========     ===============      ==============     ================      =============    ============

Amortization expense for identifiable intangible assets during the three- and nine-month periods ended May 31, 2003 was approximately $90,000 and $190,000, respectively. Identifiable intangible asset amortization expense is estimated to be $100,000 for the remainder of 2003 and $300,000 in each of the fiscal years from 2004 through 2008.

During the second quarter of 2002, "EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED" ("goodwill") attributable to the domestic segment was tested for impairment by comparing its implied fair value to its carrying value. Based on management's initial impairment test, management determined that none of the goodwill recorded was impaired.

10. INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax Cotton, LLC ("DeltaMax"), a limited liability company jointly owned with Verdia, Inc. (formerly known as MaxyAg, Inc.), a wholly-owned subsidiary of Maxygen, Inc. Established on May 22, 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cotton seed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the quarter and nine months ended May 31, 2003, D&PL's equity in the net loss of DeltaMax was $551,000 and $1,492,000, respectively.

11. DERIVATIVE FINANCIAL INSTRUMENTS

Other comprehensive loss includes the following related to the Company's soybean hedging program for the nine months ended May 31, 2003 (in thousands):

Deferred net gain at August 31, 2002                    $        304
                                                        -------------

    Net gains on hedging instruments
      arising during the nine months                             137

     Reclassification adjustment of gains on
      hedging instruments to earnings                           (376)
                                                        -------------

Net change in accumulated other comprehensive
    loss                                                        (239)
                                                        -------------

Deferred net gain on derivative instruments
    included in accumulated other
    comprehensive loss at May 31, 2003                  $         65
                                                        =============

The net gain of $65,000 included in accumulated other comprehensive loss at May 31, 2003 consists of net unrealized gains of $95,000 and net unrealized losses of $30,000, which will be recognized in earnings within the next twelve months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions.

For the nine-month periods ended May 31, 2002 and 2003, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges related to soybeans.

12. ACQUISITION OF D&M INTERNATIONAL, LLC

On May 28, 2002, D&PL acquired the 50% interest in D&M International, LLC it did
                      1
not own from Pharmacia for cash of approximately $4.8 million. D&PL and
        1
Monsanto formed D&M International, LLC in 1995 to introduce cotton planting seed in international markets combining D&PL's acid delinting technology and elite germplasm and Monsanto's Bollgard(R) and Roundup Ready(R) gene technologies. In April 2002, Pharmacia activated a cross purchase provision in the operating agreement for D&M International, LLC and D&PL notified Pharmacia that it elected to have D&M International, LLC redeem Pharmacia's 50% interest in the company. As a result of the redemption of Pharmacia's interest, D&PL now owns all of D&M International, LLC.

The acquisition of the 50% interest in D&M International, LLC has been accounted for as a purchase business combination, and the results of its operations have been included in D&PL's consolidated statement of operations from the date of acquisition. The allocation of the purchase price resulted in no goodwill. Pro forma results of operations for the quarter and nine months ended May 31, 2002 had the acquisition occurred at the beginning of the period would not have been materially different than reported results for the period.

----------
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company. Pursuant to the closing of a merger on April 16, 2003, Pharmacia Corporation merged with and into a wholly-owned subsidiary of Pfizer Inc. Pharmacia survived the merger as a wholly-owned subsidiary of Pfizer Inc.

In this document, with respect to events occurring on or before March 31, 2000, the term "Monsanto" refers to the entity then designated Monsanto Company and renamed Pharmacia Corporation on that date. With respect to events occurring between March 31, 2000 and April 16, 2003, this entity is referred to as "Pharmacia", and the entity formed as Monsanto Ag Company and renamed Monsanto Company (NYSE: MON) on March 31, 2000, is referred to as "Monsanto". With respect to events occurring after April 16, 2003, the entity referred to as "Pharmacia" is that entity that became a wholly-owned subsidiary of Pfizer Inc.

13.  CONTINGENCIES

Product Liability Litigation

D&PL is named as a defendant in various lawsuits that allege, among other things, that certain of D&PL's products (including those containing Monsanto's technology) did not perform as the farmer had anticipated or expected. In some of these cases, Monsanto and/or the dealer or distributor who sold the seed are also named as defendants. In all cases where the seed sold contained either or both of Monsanto's Bollgard and/or Roundup Ready gene technologies, and where the farmer alleged a failure of one or more of those technologies, D&PL has tendered the defense of the case to Monsanto and requested indemnity. Pursuant to the terms of the February 2, 1996 Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") and the February 2, 1996 Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") (both as amended December 8, 1999 and March 2003) D&PL has a right to be contractually indemnified by Monsanto against all claims arising out of the failure of Monsanto's gene technology. Pharmacia remains liable for Monsanto's performance under these indemnity agreements. Some of the product liability lawsuits contain varietal claims which are aimed solely at D&PL. D&PL does not have a right to indemnification from Monsanto for any claims involving varietal characteristics separate from or in addition to the failure of the Monsanto technology. D&PL believes that the resolution of these matters will not have a material impact on the consolidated financial statements. D&PL intends to vigorously defend itself in these matters. See Part II, Item 1 for additional discussion of each case.

Other Litigation

In July 2002, Syngenta Biotechnology, Inc. ("SBI") brought suit in the U.S. District Court in Delaware alleging that D&PL's making, using, selling and offering to sell cotton planting seed containing Monsanto's Bt genes, being sold under the trade name Bollgard, infringes U.S. Patent 6,051,757 entitled "Regeneration Of Plants Containing Genetically Engineered T-DNA". The suit seeks a preliminary and permanent injunction against D&PL and Monsanto against further acts of alleged infringement, contributory infringement and inducement of infringement of SBI's patent and recovery of damages for an unspecified amount including treble damages on account of the defendants' alleged willful infringement. D&PL has demanded that Pharmacia and Monsanto each agree to defend D&PL in this suit and to indemnify D&PL against damages, if any, which may be awarded. Monsanto has assumed the defense of D&PL and has filed an answer generally denying infringement and other claims made in the litigation. D&PL is assisting Monsanto to the extent reasonably necessary for the conduct of the litigation. This suit is in the pretrial phase. D&PL management has not determined the effect this litigation will have on D&PL.

In May 2002, Pharmacia Corporation filed a suit in state court in Missouri against D&PL International Technology Corp. ("DITC"), D&PL's subsidiary, seeking a declaratory judgment that it was entitled to invoke the cross purchase provision in the Operating Agreement for D&M International, LLC, a limited liability company jointly owned by Pharmacia and DITC. In the alternative, Pharmacia sought a declaratory judgment that DITC was deemed to have consented to Pharmacia's transfer of the Operating Agreement to Monsanto and its issuance and transfer of shares of Monsanto's stock. DITC moved to dismiss on June 6, 2002, because the case was moot and did not present a justiciable controversy, in that DITC had already invoked its rights under the cross purchase provision and had caused Pharmacia's interest in D&M International, LLC to be redeemed. Instead of answering DITC's motion, on or about June 13, 2002, Pharmacia filed an amended petition, dropping all of its prior claims, and seeking a declaratory judgment that DITC has no contractual rights to enjoin Pharmacia from selling its shares of Monsanto or to seek damages for Pharmacia's prior initial public offering of Monsanto's shares to the public. DITC moved to dismiss the suit, since it had never threatened to enjoin the spin-off, and, in the alternative, moved for a more definite statement. On October 12, 2002, the Court denied DITC's motion to dismiss but granted DITC's motion for a more definite statement. Pharmacia filed a Second Amended Petition on October 30, 2002, and DITC filed a motion to dismiss the Second Amended Petition on November 19, 2002. On January 14, 2003 the Court denied DITC's motion to dismiss, and the case is now in the discovery phase.

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

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $687,000 at June 30, 2003, exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make seed available for sale in Central America and Mexico.

14. EARNINGS PER SHARE

Dilutive common share equivalents consist of both D&PL's Series M Convertible Non-Voting Preferred shares and the outstanding options to purchase D&PL's common stock that have been issued under the 1993 Stock Option Plan and the 1995 Long-Term Incentive Plan. Approximately 2,300,000 and 1,126,000 outstanding stock options were not included in the computation of diluted earnings per share for the three months ended May 31, 2002 and 2003, respectively, and approximately 2,300,000 and 1,179,000 outstanding stock options were not included in the computation of diluted earnings per share for the nine months ended May 31, 2002 and 2003, respectively, because the exercise price exceeded the average market price of D&PL's common stock for each respective reporting date. These excluded options expire at various dates from 2006 to 2013.

The table below reconciles the basic and diluted per share computations:

                                                       For the Three Months Ended           For the Nine Months Ended
                                                       --------------------------           -------------------------
(in thousands, except per share amounts)                May 31,           May 31,           May 31,            May 31,
                                                          2002              2003              2002              2003
                                                    -------------     -------------    ---------------    --------------
Income:
Net income                                          $     25,065      $     28,465     $       38,354     $      37,166
Less:  Preferred stock dividends                             (53)              (64)              (159)             (181)
                                                    -------------     -------------    ---------------    --------------
Net income for basic EPS                                  25,012            28,401             38,195            36,985
Effect of Dilutive Securities:
Convertible Preferred Stock Dividends                         53                64                159               181
                                                    -------------     -------------    ---------------    --------------
Net income available to common
stockholders plus assumed conversions - for
diluted EPS                                         $     25,065      $     28,465     $       38,354     $      37,166
                                                    =============     =============    ===============    ==============
Shares:
Basic EPS Shares                                          38,343            38,049             38,394            38,116
Effect of Dilutive Securities:
  Options to purchase stock                                  359               482                371               371
  Convertible preferred stock                              1,067             1,067              1,067             1,067
                                                    -------------     -------------    ---------------    --------------
Diluted EPS Shares                                        39,769            39,598             39,832            39,554
                                                    =============     =============    ===============    ==============
Per Share Amounts:
Basic                                               $       0.65      $       0.75     $         0.99     $        0.97
                                                    =============     =============    ===============    ==============
Diluted                                             $       0.63      $       0.72     $         0.96     $        0.94
                                                    =============     =============    ===============    ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview/Outlook

During the third quarter, we shipped the bulk of our cotton and soybean seed units for the 2003 fiscal year to customers in the U.S. market. Domestic cottonseed sales were higher for the 2003 third quarter compared to the 2002 third quarter due to an increase in both units shipped and in selling prices. Units shipped increased in the current year period due to an expected shift of shipments from the second quarter to the third quarter as a result of a new inventory management strategy whereby shipments to distributors were more closely timed with orders from farmers to the distributors. In future years, we also anticipate this inventory strategy, which results in the creation of fewer higher-cost finished goods, may result in overall lower product cost and better cash flow from a reduction in working capital needs.

Third quarter results also benefited from strong sales of stacked gene
                                             1
cottonseed products, which contain Monsanto's Bollgard(R) and Roundup
Ready genes(R), and soybean units. However, production costs related to our cottonseed sales were also higher due to higher raw materials costs and freight related to sourcing seed production from the western United States. Normally, a higher percentage of products are produced in the Mid-South, but inclement weather destroyed most of the 2002 Mid-South cottonseed production. The increased production costs partially offset the effect of our increase in cottonseed selling prices.

On June 30, 2003, the USDA released its planted acreage report, which reflected essentially flat overall cotton plantings in the U.S. compared to last year. However, the report also reflected a reduction in cotton plantings in many states east of Texas, where high value picker-type cottonseed is planted. The reduction in cotton plantings in these states resulted in fewer sales than we had anticipated. In addition, heavy rains and storms occurred in many key areas in the Cotton Belt this year, both during and after planting. This inclement weather resulted in a shift away from late-maturing cotton varieties and into mid- to early-maturing varieties. We also believe many farmers had to replant or abandon their cotton crops due to weather-related problems this year. This resulted in us increasing our accruals for estimates of losses under crop loss programs. Under these programs, farmers may qualify for a refund of technology fees on seed purchased and, in some cases, a partial refund of the cottonseed price.

International sales for the quarter were higher than in the same prior year quarter, primarily due to increased sales in China and a shift of export sales to Mexico from the second quarter to the third quarter of the current year. However, international operating income was lower, as the sales made in the third quarter of the current year occurred in countries where we earn a lower margin.

Due to the reduction in planted acreage in D&PL's key picker markets (primarily east of Texas) and inclement weather across the Cotton Belt, the Company now expects to report earnings per diluted share before expenses related to the D&PL versus Monsanto/Pharmacia litigation and special charges (a non-GAAP measure) in the range of $0.93 to $0.98 for fiscal 2003. Legal expenses associated with the Monsanto litigation are expected to range from $0.17 to $0.19 per diluted share. Special charges are expected to approximate $0.02 per share. Diluted earnings per share after Monsanto legal expenses and special charges
(a GAAP measure) are expected to range from $0.72 to $0.79 per share.

----------
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company. Pursuant to the closing of a merger on April 16, 2003, Pharmacia Corporation merged with and into a wholly-owned subsidiary of Pfizer Inc. Pharmacia survived the merger as a wholly-owned subsidiary of Pfizer Inc.

In this document, with respect to events occurring on or before March 31, 2000, the term "Monsanto" refers to the entity then designated Monsanto Company and renamed Pharmacia Corporation on that date. With respect to events occurring between March 31, 2000 and April 16, 2003, this entity is referred to as "Pharmacia", and the entity formed as Monsanto Ag Company and renamed Monsanto Company (NYSE: MON) on March 31, 2000, is referred to as "Monsanto". With respect to events occurring after April 16, 2003, the entity referred to as "Pharmacia" is that entity that became a wholly-owned subsidiary of Pfizer Inc.

We are continuing to pursue the litigation against Monsanto/Pharmacia. The judge in the case has retired and a new judge has been appointed. The case had been scheduled for trial in January 2004. However, this date is no longer possible, due to the trial schedule of the newly assigned judge. We have asked for a trial date as early as possible in 2004.

We are continuing to work with third-party trait providers to develop, test and evaluate elite cotton varieties containing insect resistant genes. If appropriate testing indicates these third-party traits combined with our germplasm is competitive and if commercialization agreements are reached, our elite varieties containing these traits may be available for introduction to growers as early as 2004, subject to U.S. government regulatory approval being received. In addition, our joint venture with Verdia, Inc., DeltaMax Cotton LLC, has initiated cotton transformation of a proprietary glyphosate tolerant gene. We expect this product will eventually compete in the glyphosate tolerant cottonseed market, which made up more than 70% of the cotton planted in the U.S. in 2002 according to USDA data. We expect commercialization of this product after 2007.

On March 26, 2003, we announced that our Board of Directors had declared a $0.06 per share dividend for the third quarter, which represented a 20% increase over the first quarter dividend of $0.05 per share. We also noted that this dividend increase would not negatively impact our ongoing stock repurchase program. The third quarter dividend, payable to shareholders of record on May 30, 2003, was paid on June 13, 2003. We are continuing to evaluate uses of our available cash.

Pursuant to our previously announced share repurchase program, from September 1, 2002 to July 1, 2003, we repurchased in the open market 273,000 shares of our stock at an aggregate purchase price of $5.3 million. During the three months ended May 31, 2003, we repurchased 20,000 shares at an aggregate purchase price of $0.4 million.

Results of Operations

Due to the seasonal nature of our business, we typically incur losses in our first and fourth fiscal quarters because the majority of our domestic sales are made in our second and third quarters. Sales in the first and fourth quarters are generally limited to those made to export markets and those made by our non-U.S. joint ventures and subsidiaries located primarily in the Southern hemisphere.

The following sets forth selected operating data of D&PL (in thousands):

                                                    For the Three Months Ended            For the Nine Months Ended
                                                    --------------------------            -------------------------
                                                    May 31,            May 31,            May 31,            May 31,
                                                     2002               2003               2002               2003
                                               --------------     --------------     --------------     --------------
Operating results -
Net sales and licensing fees                   $      135,386     $      168,936     $      255,506     $      282,072
Gross profit                                           49,050             58,389             91,976            102,310
Operating expenses                                     11,333             11,596             32,069             33,366
Special charges                                             -               (462)                 -               (962)
Operating income                                       37,717             46,331             59,907             67,982
Income before income taxes                             38,859             44,132             59,464             57,622
Net income applicable to common shares                 25,012             28,401             38,195             36,985

The following sets forth selected balance sheet data of D&PL at the following dates (in thousands):

                                                     May 31,           August 31,          May 31,
                                                      2002               2002               2003
                                                 ---------------    ---------------    ---------------
Balance sheet summary-
Current assets                                   $      354,869     $      308,468     $      405,888
Current liabilities                                     201,701            174,124            240,340
Working capital                                         153,168            134,344            165,548
Property, plant and equipment, net                       62,924             63,401             61,427
Total assets                                            428,438            383,142            479,686
Outstanding borrowings                                    1,465              2,939              2,169
Stockholders' equity                                    216,535            202,207            230,762

Three months ended May 31, 2003, compared to three months ended May 31, 2002:

For the quarter ended May 31, 2003, we reported net income of $28.5 million, compared to net income of $25.1 million reported in the comparable prior year quarter. Net income was higher primarily due to an increase in net sales and licensing fees, partially offset by an increase in other expense (primarily Monsanto/Pharmacia legal expenses), the loss incurred by our joint venture, DeltaMax LLC (which was established on May 28, 2002), and a decrease in minority interest income.

Net sales and licensing fees increased approximately $33.5 million to $168.9 million from $135.4 million. Gross profit increased approximately $9.3 million to $58.4 million from $49.1 million. The increase in net sales and licensing fees is primarily due to an expected shift of domestic sales into the third quarter as a result of a new inventory management strategy whereby inventory shipments to distributors were more closely timed to farmer orders. The increase in gross profit is attributable to sales of higher margin stacked products. An increase in cost per unit caused by higher raw materials costs and freight related to sourcing seed production from the western United States somewhat offset the increase in gross profit. International sales increased during the current year quarter, but gross profit was lower due to an increase in inventory valuation reserves at our joint ventures in China.

As discussed in "Application of Critical Accounting Policies" below, we record monthly estimates to account for estimated claims under various crop loss and replant sales incentive programs. Due to weather patterns in the current growing season, especially in Texas, our estimates for crop loss and replant claims, as a percentage of sales, are higher in the current year quarter than in the corresponding prior year quarter.

Revenues from soybean seed sales were higher in the current year period due to an increase in units sold and selling prices.

During the three months ended May 31, 2003, we reported special charges of $0.5 million related to the remaining expenses associated with the closing of a Company facility in Chandler, Arizona and a reduction in workforce at the Company's wholly-owned subsidiary in Australia.

Other expense (net) increased approximately $1.9 million in the third fiscal quarter of 2003 compared to the same quarter of the prior year. This increase is primarily attributable to additional legal fees related to the D&PL versus Monsanto/Pharmacia litigation, which were $2.4 million for the quarter ended May 31, 2003, compared to $1.2 million for the prior year quarter. In addition, we incurred foreign exchange losses in the current year versus foreign exchange gains in the prior year quarter.

A reconciliation of net income before legal expenses related to the Monsanto/Pharmacia litigation and special charges (a non-GAAP measure) to net income (a GAAP measure) follows:

                                            For the Three Months Ended May 31,
                                           -----------------------------------
                                                  2002               2003
                                            ---------------    ----------------
Diluted Earnings per Share:
   Net income before legal expenses related
      to the Monsanto/Pharmacia litigation
      and special charges
      (a non-GAAP measure)                  $          0.65     $         0.77
   Effect of Monsanto/Pharmacia litigation            (0.02)             (0.04)
   Effect of special charges                              -              (0.01)
                                            ---------------    ----------------
   Net income (a GAAP measure)              $          0.63    $          0.72
                                            ===============    ================

Nine months ended May 31, 2003, compared to nine months ended May 31, 2002:

For the nine-month period ended May 31, 2003, we reported net income of $37.2 million, compared to net income of $38.4 million reported in the comparable prior year period. Net income was lower primarily because of legal expenses related to the D&PL versus Monsanto/Pharmacia litigation, special charges and a reduction in international sales and operating income. Excluding the effects of the legal expenses and special charges (a non-GAAP measure), results were higher in the current nine-month period compared to the year ago period, primarily due to an increase in net sales and licensing fees, offset by an increase in operating expenses, the loss incurred by our joint venture, DeltaMax LLC (which was established on May 28, 2002), and minority interest expense based on the earnings of our joint ventures.

Net sales and licensing fees increased approximately $26.6 million to $282.1 million from $255.5 million in the same period of the prior year. Gross profit increased approximately $10.3 million to $102.3 million from $92.0 million. The increase in net sales and licensing fees is primarily due to higher sales of stacked products and increased soybean sales. An increase in cost per unit caused by higher raw materials costs and freight related to sourcing seed production from the western United States somewhat offset the increase in gross profit. International results were lower in the nine-month period ended May 31, 2003 than in the comparable prior year period due to lower export sales to Greece (due to high inventory at our distributor), Australia (due to the severe drought conditions), and Brazil (due to the devaluation of the Brazilian Real).

During the nine months ended May 31, 2003, we reported special charges of $1.0 million associated with closing a Company facility in Centre, Alabama, the remaining expenses associated with the closing of a Company facility in Chandler, Arizona, and reductions in workforce at the Company's wholly-owned subsidiary in Australia and at a joint venture in Hebei Province, People's Republic of China.

Operating expenses increased from $32.1 million through the third quarter of 2002 to $33.4 million for the same period in 2003, primarily due to an increase in general and administrative expenses. This increase was mainly due to increased compensation, pension and payroll related costs, as well as higher insurance premiums and legal fees.

We reported other expense (net) of approximately $8.8 million for the nine months ended May 31, 2003 compared to net other expense of approximately $3.6 million for the same period in the prior year. The increase is attributable to additional legal fees related to the D&PL versus Pharmacia/Monsanto litigation, which increased from $2.3 million in the prior year period, to $8.5 million in the current year period.

A reconciliation of net income before legal expenses related to the Monsanto/Pharmacia litigation and special charges (a non-GAAP measure) to net income (a GAAP measure) follows:

                                            For the Nine Months Ended May 31,
                                            ---------------------------------
                                                 2002               2003
                                           ---------------    ----------------
Diluted Earnings per Share:
   Net income before legal expenses related
      to the Monsanto/Pharmacia litigation
      and special charges
      (a non-GAAP measure)                 $         1.00     $          1.10
   Effect of Monsanto/Pharmacia litigation          (0.04)              (0.14)
   Effect of special charges                            -               (0.02)
                                           ---------------    ----------------
   Net income (a GAAP measure)             $         0.96     $          0.94
                                           ===============    ================

Use of non-GAAP Financial Measures

In this filing, we disclose non-GAAP financial measures that exclude legal costs associated with the D&PL versus Monsanto/Pharmacia litigation and special charges associated with the closing of two U.S. locations and headcount reductions at an international subsidiary and an international joint venture. These non-GAAP financial measures are provided to enhance the user's overall understanding of our current financial performance from normal operations and our prospects for the future. We believe that the amounts excluded in the non-GAAP financial measures are not indicative of our core operating results. D&PL management uses these non-GAAP financial measures in analyzing D&PL's performance. These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. The non-GAAP financial measures included in this filing have been reconciled to the most directly comparable GAAP measures.

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

Revenue Recognition

Revenues from domestic seed sales are recognized when the seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard and Roundup Ready cottonseed are based on pre-established planting rates for each of nine geographic regions and consider the estimated number of seeds contained in each bag which may vary by variety, location grown, and other factors.

International export revenues are recognized upon the later of when the seed is shipped or the date letters of credit (or instruments with similar security provisions) are confirmed. Generally, international export sales are not subject to return. Generally, all other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

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

See Note 7 of the Notes to Consolidated Financial Statements in Item 1 for further details about inventory reserves.

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

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, we determine that we will not realize deferred tax assets, then valuation allowances are recorded. As of May 31, 2003, we had recorded deferred tax assets of approximately $8.1 million. We estimate that our deferred tax assets will be realized; therefore, we have not recorded any valuation allowances as of May 31, 2003.

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

The seasonal nature of our business significantly impacts cash flow and working capital requirements. Historically, we have maintained credit facilities, and used early payments by customers and cash from operations to fund working capital needs. In the past, we have borrowed on a short-term basis to meet seasonal working capital needs. However, in fiscal 2002 and the first nine months of fiscal 2003, we used cash generated from operations and other available cash to meet working capital needs. We continue to evaluate potential uses of our cash for purposes other than for working capital needs. Potential uses may be the acquisition or funding of alternative technologies
(such as DeltaMax Cotton, LLC) that could be used to enhance our product portfolio and ultimately our long-term earnings potential and/or an investment in new markets outside the U.S. Another potential use is the repurchase in the open market of our shares pursuant to our previously announced share repurchase program. Once the evaluation of certain transactions that are currently being considered is brought to conclusion, we may consider other potential uses of the remaining cash, including increasing the dividend rate or repurchasing shares more aggressively depending on market considerations and other factors.

In April 1998, we entered into a syndicated credit facility with three lenders, which provided for aggregate borrowings of $110 million. This agreement provided a base commitment of $55 million and a seasonal commitment of $55 million. The base commitment was a long-term loan that could be borrowed upon at any time and was due April 1, 2001. The seasonal commitment was a working capital loan that could be drawn upon from September 1 through June 30 of each fiscal year. Each commitment offered variable and fixed interest rate options and required D&PL to pay facility or commitment fees and to comply with certain financial covenants. This agreement expired on April 1, 2001. D&PL and the lenders have had discussions about a replacement facility that will provide for aggregate borrowings sufficient to meet working capital needs that will contain terms and conditions similar to the 1998 facility.

Capital expenditures for the nine months ended May 31, 2003 were $3.3 million ($5.1 million for the nine months ended May 31, 2002). We anticipate that capital expenditures will approximate $6.0 to $8.0 million in 2003.

In the third quarter, the Board of Directors authorized a quarterly dividend of $0.06 per share paid on June 13, 2003, to shareholders of record on May 30, 2003. The Board anticipates that quarterly dividends of $0.06 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Aggregate preferred and common dividends should approximate $9.0 million in 2003.

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of our common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of our Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2002, we had repurchased 992,900 shares at an aggregate purchase price of approximately $17.7 million under this program. During the year ended August 31, 2002, we purchased 539,200 shares at an aggregate purchase price of $9.96 million under this plan. During the quarter ended May 31, 2003, we purchased 20,000 shares at an aggregate price of $0.4 million. Between September 1, 2002 and July 1, 2003, we repurchased 273,000 shares at an aggregate purchase price of $5.3 million.

Cash provided from operations, cash on hand, early payments from customers and borrowings under a loan agreement, if necessary, should be sufficient to meet the Company's 2003 working capital needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure relative to fluctuations in the price of soybean raw material inventory, foreign currency fluctuations and interest rate changes. For more information about market risk and how we manage specific risk exposures, see Notes 1 and 8 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2002. Also see Note 11 of the Notes to Consolidated Financial Statements in Item 1 for further details about our exposure to market risk.

The fair value of derivative commodity instruments outstanding as of May 31, 2003, was $65,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would not result in a material impact on future earnings.

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, South Africa and Turkey. At May 31, 2003, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

We utilize fixed and variable-rate debt to maintain liquidity and fund our business operations, with the terms and amounts based on business requirements, market conditions and other factors. At May 31, 2003, a 100 basis point change in interest rates (with all other variables held constant) on the portion of our debt with variable interest rates would not result in a material change to our interest expense or cash flow.

For the nine months ended May 31, 2003, a 10% adverse change in the interest rate that we earned on our excess cash that we invested would not have resulted in a material change to our interest expense or cash flow.

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


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Product Claims

D&PL and Monsanto are named as defendants in a lawsuit filed in the State of Texas. The lawsuit was filed in Hockley County, Texas, on April 14, 1999. This lawsuit was removed to the United States District Court, Lubbock Division, but subsequently remanded back to the state court. This case was tried to a jury in August of 2002, and an adverse verdict was returned against D&PL and Monsanto. This case is presently on appeal to the 7th Appellate Court District (Amarillo Division). In this case the Plaintiff alleged that certain cottonseed acquired from the Paymaster division of D&PL did not perform as the farmer had anticipated and as allegedly represented to him.

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

Other Litigation

On December 11, 2002, D&PL filed a suit in the Circuit Court of Holmes County, Mississippi, against Nationwide Agribusiness and other insurance companies seeking a declaration that the allegations of the Holmes County, Mississippi lawsuits referenced under "Product Claims" immediately above are covered by D&PL's comprehensive general liability and umbrella liability policies. This case was removed by the Defendants to the United States District Court for the Southern District of Mississippi where a Motion to Remand the case to state court is now pending. In this litigation, D&PL seeks a declaration that its insurers are responsible for the cost of defending such actions, and full indemnification of D&PL in the event a judgment is rendered against it based upon the seed mix claim alleged by Plaintiffs. D&PL alleges in this litigation that the allegations of Plaintiffs' Complaint are covered by one or more of D&PL's insurance policies issued by the defendant insurance companies.

On November 20, 2002, D&PL filed suit in the Circuit Court of Washington County, Mississippi, against its fire insurance carrier, Reliance Insurance Company of Illinois. That suit seeks recovery of seed inventory lost, damaged or destroyed during a fire that occurred in November 1999 at D&PL's Hollandale, Mississippi facility. A Stay Order has now been entered in this case pursuant to the powers of the Receiver of Reliance Insurance Company of Illinois, which is now in liquidation.

In July 2002, Syngenta Biotechnology, Inc. ("SBI") brought suit in the U.S. District Court in Delaware alleging that D&PL's making, using, selling and offering to sell cotton planting seed containing Monsanto's Bt genes, being sold under the trade name Bollgard, infringes U.S. Patent 6,051,757 entitled "Regeneration Of Plants Containing Genetically Engineered T-DNA." The suit seeks a preliminary and permanent injunction against D&PL and Monsanto against further acts of alleged infringement, contributory infringement and inducement of infringement of SBI's patent and recovery of damages for unspecified amount including treble damages on account of the defendants' alleged willful infringement. D&PL has demanded that Pharmacia Corporation and Monsanto each agree to defend D&PL in this suit and to indemnify D&PL against damages, if any, which may be awarded. Monsanto has assumed the defense of D&PL and has filed an answer generally denying infringement and other claims made in the litigation. D&PL is assisting Monsanto to the extent reasonably necessary for the conduct of the litigation. This suit is in the pretrial phase.

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

In December 1999, Mycogen Plant Science, Inc. ("Mycogen") filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia Pty. Ltd., D&PL's wholly-owned Australian subsidiary, have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit seeks an injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. The litigation is currently in discovery and pretrial proceedings. Consistent with its commitments, Monsanto has agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any are awarded. Monsanto is providing separate defense counsel for D&PL. D&PL is assisting Monsanto to the extent reasonably necessary.

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $687,000 at June 30, 2003, exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make seed available for sale in Central America and Mexico.

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

The parties litigated for several months over the appropriate forum to hear the case. A Delaware Court of Chancery ruling rejected Monsanto's attempt to maintain the action in Delaware and returned the parties to the Circuit Court for the First Judicial District of Bolivar County, Mississippi. Monsanto filed a motion for summary judgment on the breach of contract claims alleging that D&PL suffered no cognizable damages as a result of the failed merger. On December 18, 2000, D&PL amended its complaint to include a claim for tortious interference with prospective business relations on the grounds that Monsanto's unreasonable delay prevented the consummation of the merger and kept D&PL from being in a position to enter into transactions and relationships with others in the industry. In light of the merger of Monsanto into Pharmacia & Upjohn, Inc., after the filing of the original complaint, D&PL named both Pharmacia Corp. (the renamed existing defendant) and Monsanto Company (a newly spun-off subsidiary) as defendants in the amended complaint. D&PL filed two motions to compel additional discovery from Monsanto. Pharmacia and Monsanto filed a motion for summary judgment and a motion to dismiss the added claim of tortious interference contained in the amended complaint. Pharmacia and Monsanto alleged that they were entitled to 1) dismissal of the action on the grounds that D&PL's amended complaint did not satisfy any of the elements of a tortious interference claim and, thus, did not state a viable claim; and 2) summary judgment because D&PL has not suffered any injury as a result of Monsanto's actions. On November 15, 2001, the Circuit Court denied the defendants' motion for summary judgment on the breach of contract claims, holding that the case presents issues for trial by jury. The Court also denied defendants' motion to dismiss or for summary judgment on D&PL's claim for tortious interference with business relationships. The Court also granted substantially all of the discovery sought by D&PL in its motion to compel. The parties are in discovery and the taking of depositions has commenced. The judge has retired and a new judge has been appointed. The new judge is in the process of reviewing the litigation schedule. The Company has asked for a trial date as early as possible in 2004.

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

In July 1998, D&PL China and the Anhui Provincial Seed Corporation formed a joint venture, Anhui An Dai Cotton Seed Technology Company, Ltd. ("An Dai") which is located in Hefei City, Anhui, China. An Dai is 49% owned by D&PL China. Under the terms of the joint venture agreement, An Dai produces, conditions and sells our acid delinted varieties of cottonseed, which contain Monsanto's Bollgard gene. Commercial sales of our cotton varieties containing the Bollgard gene technology began in 2000. In January 2002, An Dai began construction of a cottonseed conditioning and storage facility in Hefei City, Anhui, China. Construction is expected to be completed in August 2003, when the plant will be operational.

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

In October 2001, we announced that we had signed Letters of Intent with two parties in China to form two new joint ventures there, one each in Hubei and Henan provinces. These two new potential markets contain approximately 4.5 million acres of cotton planted in 2001 which is almost 2.5 times the size of the combined Hebei and Anhui markets. A joint venture agreement was negotiated and agreed to with the parties in Henan province and the agreement was submitted to the Chinese government authorities for approval. However, in April 2002, China announced rules prohibiting new foreign investment in seed companies that intend to sell genetically modified seed, which will restrict the ability of non-Chinese companies, including us, from investing in such joint ventures. However, we have signed a distribution agreement with a party in the Henan province and will be distributing seed there in fiscal 2003 from our joint venture in Hebei province, Ji Dai. We expect to continue to expand our business in China through our existing joint ventures, Ji Dai and An Dai.

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

In May 2002, we established DeltaMax Cotton, LLC, a limited liability company jointly owned with Verdia, Inc. ("Verdia", formerly known as MaxyAg, Inc.), a wholly-owned subsidiary of Maxygen, Inc. DeltaMax Cotton, LLC was formed to create, develop and commercialize value-enhancing traits for the cottonseed market that will complement and/or compete with traits available today. Commercialization of new traits developed by this venture is not expected until after 2007. DeltaMax Cotton, LLC will contract research and development activities to Verdia, third parties and D&PL when appropriate, and license its products to D&PL and potentially to others. D&PL and Verdia each own 50% of DeltaMax Cotton, LLC.

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

Employees

As of June 30, 2003, we employed a total of 534 full time employees worldwide, excluding approximately 105 employees of joint ventures. Due to the nature of the business, we utilize seasonal employees in our delinting plants and our research and foundation seed programs. The maximum number of seasonal employees approximates 175 and typically occurs in October and November of each year. We consider our employee relations to be good.

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

In December 2000, D&PL and Monsanto executed the Bollgard II Gene License and Seed Services Agreement (the "Bollgard II Agreement") for Monsanto's subsequent insect resistance product. The Bollgard II Agreement contains essentially the same terms as the Bollgard Agreement. On December 23, 2002, Monsanto announced that it had received U.S. regulatory clearance for Bollgard II. We did commercialize limited quantities of our Bollgard II cotton varieties in the U.S. during fiscal 2003.

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

Transformation, Enabling and Other Technologies

In March 1998, D&PL and the United States of America, as represented by the Secretary of Agriculture (USDA) were granted United States Patent No. 5,723,765, entitled "Control Of Plant Gene Expression". Subsequently, two other patents (United States Patent Nos. 5,925,808 and 5,977,441) were granted under the same title. These patents for the Technology Protection System resulted from a concept developed by research scientists employed by both D&PL and the U.S. Department of Agriculture's Agricultural Research Service ("USDA-ARS"). The patents broadly cover all species of plants and seed, both transgenic and conventional, for a system designed to allow control of progeny seed viability without harming the crop. One application of the technology could be to control unauthorized planting of seed of proprietary varieties (sometimes called "brown bagging") by making such a practice non-economic since unauthorized saved seed will not germinate, and, therefore, would be useless for planting. Another application of the technology would be to prevent the unlikely possibility of transfer of transgenes, through pollen, to closely related species of plants. These patents have the prospect of opening significant worldwide seed markets to the sale of transgenic technology in varietal crops in which crop seed currently is saved and used in subsequent seasons as planting seed. D&PL and the USDA executed a commercialization agreement on July 6, 2001 for this technology giving us the exclusive right to market this technology. Once developed, we intend licensing of this technology to be widely available to other seed companies.

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

Commercial Seed

The following table presents the number of commercial cottonseed and soybean seed varieties we sold in the year ended August 31, 2002 and the nine months ended May 31, 2003:

                                             2002                   2003
                                        ---------------       ---------------
Cotton
     Conventional                                  24                   24
     Bollgard                                       6                    6
     Roundup Ready                                 16                   13
     Bollgard/Roundup Ready                        16                   15
     Bollgard II/Roundup Ready                      -                    2
                                       ---------------       --------------
                                                   62                   60
                                       ===============       ==============
Soybeans
     Conventional                                   2                    1
     Roundup Ready                                 10                   13
     STS                                            2                    3
                                       ---------------       --------------
                                                   14                   17
                                       ===============       ==============

In addition to the above, in 2003, we had 60 experimental cotton varieties and 4 experimental soybean varieties in late stage development prior to commercialization. In 2002, we had 59 experimental cotton varieties and 11 experimental soybean varieties in late stage development prior to commercialization.

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

Revenues from domestic seed sales are recognized when the seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard and Roundup Ready cottonseed are based on pre-established planting rates for nine geographic regions and consider the estimated number of seeds contained in each bag which may vary by variety, location grown, and other factors.

International export revenues are recognized upon the later of when the seed is shipped or the date letters of credit (or instruments with similar security provisions) are confirmed. Generally, international export sales are not subject to return. Generally, all other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

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

     Demand for our seed will be affected by government programs and policies and by weather. Demand for seed is also influenced by commodity prices, the cost of other crop inputs, and the demand for a crop's end-uses such as textiles, animal feed, cottonseed oil, food and raw materials for industrial use. These factors, along with weather, influence the cost and availability of seed for subsequent seasons. Weather impacts crop yields, commodity prices and the planting decisions that farmers make regarding both original planting commitments and, when necessary, replanting levels.

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

     Due to the varying levels of agricultural and social development of the international markets in which we operate and because of factors within the particular international markets we target, international profitability and growth may be less stable and predictable than domestic profitability and growth. Furthermore, recent action taken by the U.S. government, including that taken by the U.S. military in the aftermath of the tragic events of September 11, 2001, the war in Iraq, and conflicts between major cotton producing nations, may serve to further complicate our ability to execute our long range ex-U.S. business plans because those plans include future expansion into Uzbekistan, Pakistan and India. World health concerns about infectious diseases also affect the conduct of our international business.

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

Reports on Form 8-K.

On July 8, 2003, D&PL filed a report on Form 8-K dated July 8, 2003 under Items 7 and 9 announcing a press release dated July 7, 2003, reporting results of operations and financial condition for the quarter and nine months ended May 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DELTA AND PINE LAND COMPANY


Date:     July 15, 2003         /s/  W. Thomas Jagodinski
                                -------------------------
                                W. Thomas Jagodinski
                                President, Chief Executive Officer and Director



Date:     July 15, 2003         /s/  R.D. Greene
                                ----------------
                                R. D. Greene
                                Vice President - Finance, Treasurer and
                                Assistant Secretary

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

Date:  July 15, 2003           /s/  W. Thomas Jagodinski
                               -------------------------
                               W. Thomas Jagodinski
                               President, Chief Executive Officer and Director

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

Date:  July 15, 2003             /s/  R. D. Greene
                                 -----------------
                                 R. D. Greene
                                 Vice President-Finance, Treasurer and Assistant
                                 Secretary