Form 10-K
period 2003-08-31
DELTA & PINE LAND CO
filed 2003-11-26
CIK 902277

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

   X     Annual Report  Pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934 for the fiscal year ended August 31, 2003

                                       or

------- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number: 000-21788


                           DELTA AND PINE LAND COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                                     62-1040440
       (State or other jurisdiction                     (I.R.S.  Employer
    of incorporation or organization)                    Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   X                 No
    -----                  -----

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 2003, as reported on the New York Stock Exchange, was approximately $694,034,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 31, 2003, Registrant had 38,086,128 outstanding shares of Common Stock.

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Delta and Pine Land Company Proxy Statement for the annual meeting of stockholders to be held on January 15, 2004. (Items 10, 11, 12 13 and 14 of Part III).

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

In 1980, we added soybean seed to our product line. In 1996, we commenced commercial sales in the United States of cotton planting seed containing
                                                               1
Bollgard(R) ("Bollgard") gene technology licensed from Monsanto which expresses a protein toxic to certain lepidopteran pests. Since 1997, we have marketed in the U.S. cotton planting seed that contains a gene that provides tolerance to glyphosate-based herbicides, commonly referred to as Roundup Ready(R) ("Roundup Ready") Cotton. In 1997, we commenced commercial sales in the U.S. of soybean planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready Soybeans"). In 1998, we commenced sales of cotton planting seed of varieties containing both the Bollgard and Roundup Ready genes.

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

We sell our products in foreign countries through (i) export sales to distributors, (ii) direct in-country operations through either joint ventures or wholly-owned subsidiaries and (iii) to a lesser degree, licensees. The method varies and evolves, depending on our assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. In 2003, the majority of international sales came from direct in-country operations (primarily Argentina, Australia, Brazil, China, South Africa and Turkey).

See Note 12 of the Notes to Consolidated Financial Statements in Item 8 for further details about business segments.

-------------------
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company. Pursuant to the closing of a merger on April 16, 2003, Pharmacia Corporation merged with and into a wholly-owned subsidiary of Pfizer Inc. Pharmacia survived the merger as a wholly-owned subsidiary of Pfizer Inc.

In this document, with respect to events occurring on or before March 31, 2000, the term "Monsanto" refers to the entity then designated Monsanto Company and renamed Pharmacia Corporation on that date. With respect to events occurring between March 31, 2000 and April 16, 2003, this entity is referred to as "Pharmacia". With respect to events occurring after April 16, 2003, the entity referred to as "Pharmacia" is that entity which on that date became a wholly-owned subsidiary of Pfizer Inc. With respect to events occurring after March 31, 2000, the entity formed as Monsanto Ag Company and renamed Monsanto Company (NYSE: MON) on March 31, 2000, is referred to as "Monsanto".

Joint Ventures

In March 1995, D&PL and Monsanto formed D&M International, LLC to introduce cotton planting seed in international markets combining our acid delinting technology and elite germplasm (cottonseed varieties) with Monsanto's Bollgard and Roundup Ready gene technologies. In May 2002, Pharmacia activated a cross purchase provision in the operating agreement for D&M International, LLC, and we elected to have D&M International, LLC redeem Pharmacia's 50% interest in D&M International, LLC. As a result of the redemption of Pharmacia's interest, we now own all of D&M International, LLC.

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

In July 1998, D&PL China and the Anhui Provincial Seed Corporation formed a joint venture, Anhui An Dai Cotton Seed Technology Company, Ltd. ("An Dai") which is located in Hefei City, Anhui, China. An Dai is 49% owned by D&PL China and 51% owned by Chinese parties. Under the terms of the joint venture agreement, An Dai produces, conditions and sells our varieties of acid-delinted cottonseed, which contain Monsanto's Bollgard gene. Commercial sales of our cotton varieties containing the Bollgard gene technology began in 2000. In January 2002, An Dai began construction of a cottonseed conditioning and storage facility in Hefei City, Anhui, China. Construction was completed in October 2003 and the facility is now operational.

In November 1998, D&M International, LLC and Maeda Administracao e Participacoes Ltda, an affiliate of Agropem - Agro Pecuria Maeda S.A., formed a joint venture in Minas Gerais, Brazil. The joint venture, MDM Maeda Deltapine Monsanto Algodao Ltda. ("MDM"), produces, conditions and sells our varieties of acid-delinted cotton planting seed. In 2000, we began selling our conventional cotton varieties. MDM will introduce transgenic cottonseed varieties containing both Bollgard and Roundup Ready gene technologies in the Brazilian market as soon as government approvals are obtained. Monsanto is responsible for obtaining these government approvals and has announced approval may not occur until 2005. MDM is 51% owned by D&M International, LLC and 49% owned by Maeda Administracao e Participacoes S/A (formerly Maeda Administracao e Participacoes Ltda).

In October 2001, we announced that we had signed Letters of Intent with two parties in China to form two new joint ventures there, one each in Hubei and Henan provinces. These two new potential markets contain approximately 4.5 million acres of cotton planted in 2001 which is almost 2.5 times the size of the combined Hebei and Anhui markets. A joint venture agreement was negotiated and agreed to with the parties in Henan province and the agreement was submitted to the Chinese government authorities for approval. However, in April 2002, China announced rules prohibiting new foreign investment in seed companies that intend to sell genetically modified seed, which will restrict the ability of non-Chinese companies, including us, from investing in such joint ventures. However, our joint venture in Hebei province, Ji Dai, signed a distribution agreement with a party in the Henan province and distributed seed there in fiscal 2003. We expect to continue to expand our business in China through our existing joint ventures, Ji Dai and An Dai.

In May 2002, we established DeltaMax Cotton, LLC ("DeltaMax"), a limited liability company jointly owned with Verdia, Inc. ("Verdia", formerly known as MaxyAg, Inc.), a wholly-owned subsidiary of Maxygen, Inc. DeltaMax was formed to create, develop and commercialize value-enhancing traits for the cottonseed market that will complement and/or compete with traits available today. It is currently focusing on a glyphosate-tolerant strategy, an insect-resistance strategy and a nematode-resistance strategy for use in cotton. Commercialization of new traits developed by this venture is not expected until after 2009. DeltaMax will contract research and development activities to Verdia, third parties and D&PL when appropriate, and license its products to D&PL and potentially to others. D&PL and Verdia each own 50% of DeltaMax.

Subsidiaries

D&PL South Africa, Inc. ("D&PL South Africa"), our wholly-owned subsidiary, through a South African branch, commercializes cottonseed varieties containing Monsanto's Bollgard and Roundup Ready technologies in South Africa. In addition, D&PL South Africa maintains winter nursery facilities, produces cottonseed varieties for export to other countries and processes foundation seed grown in that country. We maintain a winter nursery and foundation seed operation in Canas, Costa Rica and have a delinting plant there to process foundation seed for export to the United States. Multiple winter nursery locations are used to manage seed production risks. The use of Southern Hemisphere winter nurseries and seed production programs such as these can accelerate the introduction of new varieties because we can raise at least two crops per year by taking advantage of the Southern Hemisphere growing season.

Deltapine Australia Pty. Ltd., our wholly-owned Australian subsidiary, breeds, produces, conditions and markets cotton planting seed in Australia. Certain varieties developed in Australia are well adapted to other major cotton producing countries and Australian-developed varieties are exported to those areas. We sell seed of both conventional and transgenic varieties, containing Monsanto's Bollgard and Roundup Ready technologies, in Australia.

Turk DeltaPine, Inc. ("Turk DeltaPine"), our wholly-owned subsidiary, through a Turkish branch, produces, conditions and markets cotton planting seed in Turkey. In addition, Turk DeltaPine produces conventional cottonseed varieties for sale in Turkey and Europe.

Employees

As of October 31, 2003, we employed a total of 542 full time employees worldwide, excluding approximately 109 employees of joint ventures. Due to the nature of the business, we utilize seasonal employees in our delinting plants and our research and foundation seed programs. The maximum number of seasonal employees approximates 175 and typically occurs in October and November of each year. We consider our employee relations to be good.

Biotechnology

Insect Resistance for Cotton

Collaborative biotechnology licensing agreements, which were executed with Monsanto in March 1992 and subsequently revised in April 1993, October 1993, February 1996, December 1999, January 2000 and March 2003, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in our varieties in the United States. The selected Bt gene is from a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. The resulting transgenic plant tissue is lethal to certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to us for use under the trade name Bollgard. In our primary markets, the cost of insecticides is a major expenditure for many cotton growers. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, the United States Environmental Protection Agency ("EPA") completed its initial registration of the Bollgard gene technology, thus clearing the way for commercial sales of seed containing the Bollgard gene. In 1996, we sold commercially for the first time two Deltapine varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") among D&PL, Monsanto and D&M Partners. This initial EPA registration had been set to expire on January 1, 2001 but was updated to expire January 1, 2002. In September 2001, the EPA renewed the registration for an additional five years, at which time the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.

Pursuant to the terms of the Bollgard Agreement, farmers must buy a limited use sublicense for the technology from D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), in order to purchase seed containing the Bollgard gene technology. Monsanto determines the licensing fee growers pay for use of

Bollgard technology. Growers may receive discounts and/or rebates of licensing fees under certain crop destruct, crop replant and other programs. D&M Partners contracts the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto. The distributor/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee, presently approximately 15%. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 71% of the net sublicense fee (technology sublicensing fees less certain distributor/dealer payments), and we receive the remainder of net sublicense revenue for our services. The expiration date of the Bollgard Agreement is determined by the last to expire of the patent rights licensed under that agreement. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), the expiration date of the Bollgard Agreement will be November 4, 2018.

Pursuant to the Bollgard Agreement, Monsanto must defend and indemnify us against claims of patent infringement, including all damages awarded or amounts paid in settlements. Monsanto must also indemnify us against a) costs of inventory and b) lost profits on inventory which becomes unsaleable because of patent infringement claims. Monsanto must defend any claims of failure of performance of a Bollgard gene. Monsanto and D&PL share the cost of any product performance claims in proportion to each party's share of the net sublicense fees. The indemnity from Monsanto only covers performance claims involving failure of performance of the Bollgard gene and not claims arising from other causes. Pharmacia remains liable for Monsanto's performance under these defense and indemnity agreements.

In December 2000, D&PL and Monsanto executed the Bollgard II Gene License and Seed Services Agreement (the "Bollgard II Agreement") for Monsanto's subsequent insect resistance product. The Bollgard II Agreement contains essentially the same terms as the Bollgard Agreement. On December 23, 2002, Monsanto announced that it had received U.S. regulatory clearance for Bollgard II. We commercialized limited quantities of our Bollgard II cotton varieties in the U.S. during fiscal 2003.

In May 2002, we signed a product development agreement with Syngenta Seed AG ("Syngenta") whereby Syngenta will pay us for development work, including introgression, testing and evaluation, of Syngenta's insect resistance technology in our elite cotton germplasm. We may commercialize varieties containing Syngenta's insect resistance technology if we reach a commercialization agreement and Syngenta obtains U.S. government regulatory approval. Syngenta has announced that it expects to receive full U.S. regulatory approval in time for the 2005 season.

In January 2003, we announced a collaboration agreement with Dow AgroSciences LLC ("DAS") under which we will develop, test and evaluate elite cotton varieties containing DAS insect resistance traits. We may commercialize varieties containing DAS insect resistance technology if we reach a commercialization agreement and DAS obtains U.S. government regulatory approval.

Herbicide Tolerance for Cotton

In February 1996, D&PL, Monsanto and D&M Partners executed the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement"), which provides for the commercialization of Roundup Ready cottonseed. Pursuant to the collaborative biotechnology licensing agreements executed in 1996 and amended in July 1996, December 1999, January 2000 and March 2003, we have also developed transgenic cotton varieties that are tolerant to Roundup(R), a glyphosate-based herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. The Roundup Ready Agreement grants a license to D&PL and certain of our affiliates the right in the United States to sell cottonseed of our varieties that contain Monsanto's Roundup Ready gene. The Roundup Ready gene makes cotton plants tolerant to contact with Roundup herbicide applications made during a finite early season growth period. Similar to the Bollgard Agreement, farmers must execute limited use sublicenses in order to purchase seed containing the Roundup Ready gene. Monsanto determines the licensing fee growers pay for use of Roundup Ready technology. Growers may receive discounts and/or rebates of licensing fees under certain crop destruct, crop replant and other programs. The distributors/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 70% of the net sublicense fee (technology sublicensing fees less certain distributor/dealer payments), and we receive the remainder of net sublicense revenue for our services. The expiration date of the Roundup Ready Agreement is determined by the last to expire of the patent rights licensed under that agreement. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), the expiration date of the Roundup Ready Agreement will be January 16, 2018.

Pursuant to the Roundup Ready Agreement, Monsanto must defend and indemnify us against claims of patent infringement, including all damages awarded or amounts paid in settlements. Monsanto will also indemnify us against the cost of inventory that becomes unsaleable because of patent infringement claims, but

Monsanto is not required to indemnify us against lost profits on such unsaleable seed. In contrast with the Bollgard Agreement, where the cost of gene performance claims will be shared in proportion to the division of net sublicense revenue, Monsanto must defend and must bear the full cost of any claims of failure of performance of the Roundup Ready Gene. Pharmacia remains liable for Monsanto's performance under these defense and indemnity agreements. In both agreements, generally, we are responsible for varietal/seed performance issues, and Monsanto is responsible for failure of the genes.

Cotton Technology Licenses for Countries Outside the United States

In February 1996, D&PL and Monsanto executed an Option Agreement (subsequently amended in December 1999) which provides us with option rights for an exclusive license for Monsanto's Bollgard and other genes active against lepidopteran insects in each country outside the United States where Monsanto commercializes such genes in cotton (except for Australia where we have an option for a non-exclusive license to such genes and India where we have no option rights to such genes), option rights to non-exclusive licenses to Roundup Ready genes in cotton in all countries outside the United States, and option rights to non-exclusive licenses for all countries for any gene that may be commercialized by Monsanto that enhances the fiber characteristics of cotton. The terms of such licenses must be offered and negotiated in good faith. All such licenses that are non-exclusive must provide us most favored licensee status. The Option Agreement remains in effect so long as the Bollgard Agreement and Roundup Ready Agreement for the United States remain in effect. Pursuant to the Option Agreement, Monsanto and D&PL (or D&PL's affiliates or joint venture companies) have entered into exclusive Bollgard licenses for seven countries outside the United States and a non-exclusive license for lepidopteran active genes for Australia, as well as non-exclusive Roundup Ready licenses for four countries outside the United States.

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

Transformation, Enabling and Other Technologies

In March 1998, D&PL and the United States of America, as represented by the Secretary of Agriculture (USDA) were granted United States Patent No. 5,723,765, entitled "Control Of Plant Gene Expression". Subsequently, two other patents (United States Patent Nos. 5,925,808 and 5,977,441) were granted under the same title. These patents for the Technology Protection System resulted from a concept developed by research scientists employed by both D&PL and the U.S. Department of Agriculture's Agricultural Research Service ("USDA-ARS"). The patents broadly cover all species of plants and seed, both transgenic and conventional, for a system designed to allow control of progeny seed viability without harming the crop. One application of the technology could be to control unauthorized planting of seed of proprietary varieties (sometimes called "brown bagging") by making such a practice non-economic since unauthorized saved seed will not germinate, and, therefore, would be useless for planting. Another application of the technology would be to prevent the unlikely possibility of transfer of transgenes, through pollen, to closely related species of plants. These patents have the prospect of opening significant worldwide seed markets to the sale of transgenic technology in varietal crops in which crop seed currently is saved and used in subsequent seasons as planting seed. D&PL and the USDA executed a commercialization agreement on July 6, 2001, for this technology giving us the exclusive right to market this technology. Once developed, we intend licensing of this technology to be widely available to other seed companies.

In July  1999,  United  States  Patent No.  5,929,300,  entitled  "Pollen  Based
Transformation System Using Solid Media," was issued to the United States of America as represented by the Secretary of Agriculture (USDA). This patent covers transformation of plants. The patent for the Pollen Transformation System resulted from a research program conducted pursuant to a Cooperative Research and Development Agreement between D&PL and the USDA-ARS in Lubbock, Texas. D&PL and the USDA executed on December 18, 2000, a commercialization agreement, providing us exclusive rights to market this technology to third parties, subject to certain rights reserved to the USDA. This transformation method uses techniques and plant parts that are not covered by currently issued plant transformation U.S. patents held by others. It is a method which should be more efficient and effective than many other plant transformation techniques currently available. This patent and the marketing rights apply to all plant species on which this method of transformation is effective.

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

Commercial Seed

The following table presents the number of commercial cottonseed and soybean seed varieties we sold in the years ended August 31, 2003 and 2002:

                                             2003                  2002
                                        ---------------      ---------------
Cotton
     Conventional                                  20                   24
     Bollgard                                       5                    6
     Roundup Ready                                 14                   16
     Bollgard/Roundup Ready                        14                   16
     Bollgard II/Roundup Ready                      2                    -
                                       ---------------       ---------------
                                                   55                   62
                                       ===============       ===============
Soybeans
     Conventional                                   1                    2
     Roundup Ready                                 15                   10
     STS                                            2                    2
                                       ---------------       --------------
                                                   18                   14
                                       ===============       ==============

In addition to the above, in 2003, we had 76 experimental cotton varieties and 6 experimental soybean varieties in late stage development prior to commercialization. In 2002, we had 59 experimental cotton varieties and 11 experimental soybean varieties in late stage development prior to commercialization.

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

We farm approximately 3,000 acres in the U.S., primarily for research purposes and for production of cotton and soybean foundation seed. Additionally, we have annual agreements with various growers to produce seed for cotton and soybeans. The growers plant parent seed purchased from us and follow quality assurance procedures required for seed production. If the grower adheres to our established quality assurance standards throughout the growing season and if the seed meets our standards upon harvest, we may be obligated to purchase specified minimum quantities of seed, usually in our first and second fiscal quarters, at prices equal to the commodity market price of the seed plus a grower premium. We then condition the seed for sale.

The majority of our sales are made from late in the second fiscal quarter through the end of the third fiscal quarter. Varying climatic conditions can change the quarter in which seed is delivered, thereby shifting sales and our earnings between quarters. Thus, seed production, distribution and sales are seasonal and interim results will not necessarily be indicative of our results for a fiscal year.

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

Domestically, we promote our cotton and soybean seed directly to farmers and sell our seed through distributors and dealers. All of our domestic seed products (including those containing Bollgard and Roundup Ready technologies) are subject to return and credit risk, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during our third and fourth quarters. We provide for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to our operating results are recorded when such differences become known, typically in our fourth quarter. All significant returns occur and are accounted for by fiscal year end. We also offer various sales incentive programs for seed and participate in such programs related to the Bollgard and Roundup Ready technology fees offered by Monsanto. Generally, under these programs, if a farmer plants his seed and the crop is lost (usually due to inclement weather) by a certain date, a portion of the price of the seed and technology fees are forgiven or rebated to the farmer. The amount of the refund and the impact to D&PL depends on a number of factors including whether the farmer can replant the crop that was destroyed. We record monthly estimates to account for these programs. The majority of program rebates occur during the second and third quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end.

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

Our other owned cottonseed delinting, conditioning and storage facilities in the United States are in: Eloy, Arizona; Hollandale, Mississippi; and Aiken, Texas. We own a soybean processing plant in Harrisburg, Arkansas. We also own cottonseed delinting facilities in Narromine, New South Wales, Australia; Groblersdal, South Africa; Canas, Costa Rica; Shijiazhuang, Hebei, China (through a Chinese joint venture); Hefei City, Anhui, China (through a Chinese joint venture); and Avia Terai, Chaco, Argentina (through an Argentine joint venture). We also own facilities in Tunica, Mississippi and Chandler, Arizona that are not currently in use.

Our plant breeders conduct research at eight company-owned facilities in the United States. We also own a research facility in Australia and lease research facilities in Brazil and Greece. In connection with our foundation seed program, we lease land in the United States, Argentina, Australia, Brazil, China, Costa Rica, South Africa, and Turkey.

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

PRINCIPAL COMPANY LOCATIONS, AFFILIATES AND SUBSIDIARIES:

World Headquarters
Scott, Mississippi, USA

Research Centers                        Operations Facilities
Scott, Mississippi, USA                 Scott, Mississippi, USA
Winterville, Mississippi, USA           Hollandale, Mississippi, USA
Maricopa, Arizona, USA                  Eloy, Arizona, USA
Tifton, Georgia, USA                    Harrisburg, Arkansas, USA
Hartsville, South Carolina, USA         Aiken, Texas, USA
Hale Center, Texas, USA                 Lubbock, Texas, USA
Haskell, Texas, USA                     Avia Terai, Chaco, Argentina
Lubbock, Texas, USA                     Narromine, New South Wales, Australia
Narrabri, New South Wales, Australia    Canas, Costa Rica
Capinopolis, Minas Gerais, Brazil       Hefei City, Anhui, People's Republic
Canas, Costa Rica                          of China
Larissa, Greece                         Shijiazhuang, Hebei, People's Republic
                                           of China
                                        Groblersdal, South Africa

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

ITEM 3.  LEGAL PROCEEDINGS

The following sets forth all known pending litigation and a description of other legal matters.

Product Claims

D&PL and Monsanto are named as defendants in a lawsuit filed in Hockley County, Texas, on April 14, 1999. This lawsuit was removed to the United States District Court, Lubbock Division, but subsequently remanded back to the state court. This case was tried to a jury in August of 2002, and an adverse verdict was returned against D&PL and Monsanto. This case is presently on appeal to the 7th Appellate Court District (Amarillo Division). In this case the plaintiff alleged that certain cottonseed acquired from the Paymaster division of D&PL did not perform as the farmer had anticipated and as allegedly represented to him.

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

D&PL was named as a defendant in two lawsuits filed in the 110th Judicial District Court of Floyd County, Texas; one suit was filed October 16, 2002, and the other November 21, 2002. In each of these cases the plaintiffs allege that the seed purchased from D&PL failed to perform as represented and seek compensatory damages for crop losses incurred during the 2002 growing season. Although these lawsuits involve a cotton variety that contains the Roundup Ready gene, no claim against Monsanto was alleged, nor was there any allegation that Monsanto technology caused or contributed to plaintiffs' claims. Thus, it does not presently appear that Monsanto is contractually obligated to defend and/or indemnify D&PL in the Floyd County cases. D&PL is presently investigating these claims to determine the causes of the alleged problems.

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

D&PL was named in four lawsuits filed in the State of Mississippi. One suit was filed in the Circuit Court of Webster County on August 10, 2001. That suit alleges that the seed purchased by plaintiff failed to perform as represented and seeks damages for crop losses incurred during the

1999 growing season. Two lawsuits were filed in the Circuit Court of Holmes County, Mississippi; one was filed March 14, 2002, and the second on August 19, 2002. Both cases include numerous plaintiffs who allege that certain cotton seed sold by D&PL was improperly mixed or blended and failed to perform as advertised. In the second Holmes County lawsuit, D&PL has filed a Third Party Complaint which seeks a declaration that its insurers are responsible for the cost of defending the action and for full indemnification of D&PL in the event a judgment is rendered against it. Another lawsuit was filed in the Circuit Court of Noxubee County on August 12, 2002, and involves a third-party complaint filed by a local seed distributor who was sued by a local farmer in a complaint which alleges that certain seed sold by the complaining distributor failed to comply with federal and state seed law requirements. D&PL is presently investigating all of these claims to determine the cause or causes of the alleged problems. None of the Mississippi lawsuits allege that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the terms of any Gene Licensing Agreement with Monsanto.

D&PL, along with Monsanto, were named in two companion cases filed in the State of Georgia. One was filed in the United States District Court for the Middle District of Georgia, Albany Division, on April 5, 2002; and the other case was filed in the Superior Court of Fulton County, Georgia, on April 29, 2002. The case filed in Fulton County was removed to the United States District Court on May 28, 2002. The cases were consolidated into a single action pending before the United States District Court for the Middle District of Georgia, but were, on motion of D&PL and Monsanto, transferred to the United States District Court for the Eastern District of Missouri by Order dated August 26, 2003. Both suits allege that seed purchased by plaintiffs from D&PL, and technology purchased from Monsanto, failed to perform as represented and seek damages for crop losses during the 1998 growing season; the lawsuit further alleges that certain cotton varieties sold by D&PL suffered from a disease or malady known as "bronze wilt." Pursuant to the terms of the Roundup Ready Agreement, D&PL has tendered the defense of these claims to Monsanto and requested indemnity. Pursuant to the terms of the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify D&PL against all claims arising out of the failure of the Roundup glyphosate tolerance gene. D&PL will have no right of indemnification from Monsanto, however, for any claim involving varietal characteristics separate from or in addition to the herbicide tolerance gene and such claims are contained in this litigation.

All lawsuits related to product claims seek monetary damages. See Note 16 of the Notes to Consolidated Financial Statements in Item 8 for further details about product claims.

The case filed against D&PL in the Circuit Court of Lowndes County, Mississippi, on July 11, 2001, and the case filed against D&PL in the Superior Court of the County of Colquit, Georgia, on October 5, 2001, have been resolved. These cases were resolved, both individually and collectively, without a material impact on the Company.

Other Legal Matters

On July 15, 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners pertaining to four matters under the Bollgard and Roundup Ready Licenses for the United States and two matters under license agreements for Argentina and the Republic of South Africa, respectively. Monsanto's notice of dispute asserts that D&PL's failure to address these issues would be a breach of D&PL obligations under the relevant agreements and reserves all of Monsanto's rights under these agreements. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of three additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices have been submitted to a panel of senior executives. D&PL is committed to participating in good faith resolution of the issues in dispute. Any issues not resolved by the executive panel may be submitted to binding arbitration as provided in the relevant agreements.

On July 23, 2003, D&PL was named as a defendant along with a local resident in a lawsuit filed in the Circuit Court of Dunklin County, Missouri. This case was removed to the United States District Court for the Eastern District of Missouri, Southwest Division, on August 22, 2003, and a motion to remand the case back to state court is now pending. The lawsuit alleges that D&PL committed certain business torts, including malicious prosecution of a civil action, interference with contractual relationships and other claims when D&PL pursued a claim in an earlier lawsuit against the plaintiff in this litigation. The defense of this claim has been tendered to D&PL's liability and insurance carriers. D&PL's insurance carriers have agreed to provide a defense to this action and indemnity subject to the reservation of certain specific rights. This case is in the very early pre-trial phase and initial discovery is now ongoing.

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

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $669,000 at October 31, 2003, exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make seed available for sale in Central America and Mexico.

D&PL vs. Monsanto Company and Pharmacia Corp.

On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger of Monsanto with D&PL under the May 8, 1998, Merger Agreement. On
December 30, 1999, D&PL filed suit (the "December 30 Suit") in the First Judicial District of Bolivar County, Mississippi, seeking among other things, the payment of the $81 million termination fee due pursuant to the merger agreement, compensatory damages and punitive damages. On January 2, 2000, D&PL and Monsanto reached an agreement whereby D&PL would withdraw the December 30 Suit, and Monsanto would immediately pay the $81 million. On January 3, 2000, Monsanto paid to D&PL a termination fee of $81 million as required by the merger agreement. On January 18, 2000, D&PL filed a suit (the "January 18 Suit") reinstating essentially all of the allegations contained in the December 30 Suit. The January 18 Suit by D&PL against Monsanto seeks in excess of $1 billion in compensatory and $1 billion in punitive damages for breach of contract under the merger agreement between the parties. D&PL alleges that Monsanto failed to make its best efforts, commercially reasonable efforts, and/or reasonable best efforts to obtain antitrust approval from the U.S. Department of Justice, as required under the terms of the merger agreement. D&PL also seeks damages for breach of the January 2, 2000, agreement pursuant to which the parties were to negotiate for two weeks to resolve the dispute over failure of the merger to close.

The parties litigated for several months over the appropriate forum to hear the case. A Delaware Court of Chancery ruling rejected Monsanto's attempt to maintain the action in Delaware and returned the parties to the Circuit Court for the First Judicial District of Bolivar County, Mississippi. Monsanto filed a motion for summary judgment on the breach of contract claims alleging that D&PL suffered no cognizable damages as a result of the failed merger. On December 18, 2000, D&PL amended its complaint to include a claim for tortious interference with prospective business relations on the grounds that Monsanto's unreasonable delay prevented the consummation of the merger and kept D&PL from being in a position to enter into transactions and relationships with others in the industry. In light of the merger of Monsanto into Pharmacia & Upjohn, Inc., after the filing of the original complaint, D&PL named both Pharmacia Corp. (the renamed existing defendant) and Monsanto Company (a newly spun-off subsidiary) as defendants in the amended complaint. D&PL filed two motions to compel additional discovery from Monsanto. Pharmacia and Monsanto filed a motion for summary judgment and a motion to dismiss the added claim of tortious interference contained in the amended complaint. Pharmacia and Monsanto alleged that they were entitled to 1) dismissal of the action on the grounds that D&PL's amended complaint did not satisfy any of the elements of a tortious interference claim and, thus, did not state a viable claim; and 2) summary judgment because D&PL has not suffered any injury as a result of Monsanto's actions. On November 15, 2001, the Circuit Court denied the defendants' motion for summary judgment on the breach of contract claims, holding that the case presents issues for trial by jury. The Court also denied defendants' motion to dismiss or for summary judgment on D&PL's claim for tortious interference with business relationships. The Court also granted substantially all of the discovery sought by D&PL in its motion to compel. The judge to whom this case was assigned has retired and a new judge has been appointed. On September 12, 2003, Monsanto amended its answer to include four counterclaims against D&PL, alleging breach of contract, fraudulent inducement, and negligent misrepresentation. The fraudulent inducement and negligent misrepresentation claims allege that D&PL misrepresented the status of the Department of Justice's investigation into D&PL's acquisition of the Sure Grow companies prior to the signing of the Agreement. The breach of contract claim alleges that D&PL failed to notify Monsanto that D&PL had sustained a material adverse change, where the alleged adverse change resulted from the conduct that D&PL seeks damages for in this litigation. The breach of contract claim also alleges that D&PL failed to use requisite efforts to inform Monsanto that Monsanto was not using requisite efforts to complete the transaction. Monsanto is seeking unspecified damages for its counterclaims, including the $81 million paid by Monsanto to D&PL as a termination fee and related expenses. D&PL answered the counterclaims, denying all liability, and D&PL intends to vigorously defend against these counterclaims. The parties are currently in discovery, and the Court has ordered an April 2004 fact-discovery deadline as well as other deadlines from that date until April 15, 2005, when pre-trial statements are due to the court. Therefore, the trial is not expected to occur prior to April 15, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

Our stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol DLP. The range of closing prices for these shares for the last two fiscal years, as reported by the NYSE, was as follows:

Common Stock Data                1st Qtr    2nd Qtr      3rd Qtr      4th Qtr
-----------------              ----------- ----------- ------------ -----------

FYE August 31, 2003
Market Price Range - Low         $17.96      $19.18       $18.70       $21.78
High                              20.79       20.96        24.02        25.30

FYE August 31, 2002
Market Price Range - Low         $16.23      $18.94       $17.49       $17.49
High                              21.22       22.63        21.47        20.13


Annual dividends of $0.27 and $0.20 per share were paid in 2003 and 2002, respectively. The Board of Directors anticipates that quarterly dividends of $0.10 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Aggregate dividends paid on common shares in 2003 were $10.3 million and should approximate $15.2 million in 2004. Aggregate dividends paid on preferred shares in 2003 were $0.3 million and should approximate $0.4 million in 2004.

On October 31, 2003, there were approximately 6,000 shareholders of our 38,086,128 outstanding common shares.

Equity Compensation Plan Information

                              Number of securities
                               to be issued upon               Weighted average             Number of securities
                                  exercise of                   exercise price             remaining available for
                              outstanding options,         of outstanding options,      future issuance under equity
Plan category                 warrants and rights            warrants and rights             compensation plan
-------------                 -------------------            -------------------             -----------------

Equity compensation plans
approved by security holders        3,983,982                      $ 18.82                         1,121,686

Equity compensation plans not
approved by security holders            -                             -                                -

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS                   (In thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------
                                        As of and for the Year Ended August 31,
----------------------------------------------------------------------------------------------------------------------

                                              2003            2002            2001            2000           1999
                                           -----------     ------------    -----------     -----------    ------------
Operating Results:
Net sales and licensing fees                 $281,276         $257,807       $305,806        $301,181        $260,465
Special charges and unusual
   items(1)                                      (962)               -         (6,301)         71,233         (29,884)
Net income                                     27,805           30,339         32,307          79,326           7,573
Balance Sheet Summary:
Current assets                               $355,261         $308,468       $337,737        $313,701        $217,543
Current liabilities                           204,050          174,124        208,041         215,315         174,947
Working capital                               151,211          134,344        129,696          98,386          42,596
Total assets                                  431,552          383,142        411,521         390,134         295,758
Long-term debt                                  1,557            1,176          2,836           2,482          17,000
Stockholders' equity                          217,107          202,207        188,408         159,628          89,404
Per Share Data:
Net income - Diluted                            $0.70            $0.76          $0.81           $1.98           $0.18
Book value                                       5.70             5.27           4.90            4.15            2.33
Cash dividends per common share                  0.27             0.20           0.15            0.12            0.12
Weighted average number of shares
   used in net income per share
   calculation -  Diluted                      39,594           39,781         40,111          40,159          40,973
----------------------------------------------------------------------------------------------------------------------




(1) In 2003, we reported (a) a $0.6 million special charge for the closings of two U.S. locations and (b) a $0.4 million special charge for reductions in the number of employees at an international wholly-owned subsidiary and an international joint venture. In 2001, we reported (a) a $3.0 million special charge for the closing of a delinting plant and a write down of other long-lived assets to be disposed of and (b) a $3.3 million charge for severance pay related to the plant closing and reductions in operations and corporate staffs. In 2000, we reported the $81 million merger termination fee, net of related expenses, as an unusual income item. In 1999, we reported (a) special charges for inventory write-offs of $15.2 million resulting from our decision to purchase additional seed in 1999 to ensure that ample seed of both transgenic and conventional varieties were available and due to lower than expected soybean sales, (b) special charges of approximately $9.0 million related to the now failed acquisition by Monsanto, (c) nonrecurring charges for severance pay and relocation expenses of $2.0 million related to a reorganization of the sales and marketing and technical services divisions and (d) the loss on the disposal of fixed assets and other special charges of $3.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our financial results for the fiscal year ended August 31, 2003, were adversely impacted by a decrease in cotton acreage planted in the U.S. In a report dated June 30, 2003, the United States Department of Agriculture ("USDA") reported that upland cotton acreage planted in the U.S. was expected to be 13.5 million acres in 2003, down from 13.7 million acres in 2002 and that in cotton-producing states east of Texas, which represents our most lucrative selling region, cotton acreage declined almost 400,000 acres. We believe the acreage reduction that occurred in 2002 was primarily driven by market forces - low cotton fiber prices, relatively higher soybean and corn prices, and the late enactment of the 2002 Farm Bill. In 2003, we believe inclement weather, including excessive spring rains, caused the additional decrease in acreage in 2003 in areas east of Texas. Crop destruct and replant program claims also increased due to heavy rains, hail storms and high winds in various regions of Texas, Oklahoma, Kansas, and in the northern areas of the cotton belt east of Texas after cottonseed was planted. Under the crop destruct program, if a farmer plants transgenic seed and his crop is destroyed within sixty days of planting, Monsanto, after field inspection, may forgive or waive the technology fee on the affected acreage. In some areas, a portion of the seed price may also be refunded to the grower. Crop destruct and crop replant program claims resulted in higher rebates than we experienced in 2002, which negatively impacted our financial results.

On a positive note, we were able to increase our revenue in 2003 over 2002 despite the reduction in cotton acres in the U.S. The revenue increase was primarily due to the introduction of higher-priced varieties, a shift in sales from single-gene transgenic varieties to more profitable stacked-gene varieties, and an increase in soybean sales. We successfully introduced a new cotton variety, DP 555 BG/RR, in 2003 which was priced at a premium to our other cotton products. The USDA reported that DP 555 BG/RR was planted on almost nine percent of U.S. cotton acres in 2003. This made it the most popular cotton variety planted in 2003, its first year of commercial launch. Likewise, growers purchased more stacked varieties in 2003 compared to 2002. Stacked varieties contain both Monsanto's Bollgard and Roundup Ready gene technologies and carry higher fees than single gene products. Soybean sales also increased in 2003 due to a strong demand for our varieties, which performed well in 2002. Our gross margin percentage was essentially unchanged in 2003 compared to 2002 despite the introduction of higher priced products and price increases among our picker cottonseed product portfolio. This was caused in large part by increased costs per unit of cottonseed sold. Wet weather that occurred during the 2002 harvest season severely limited the amount of seed we were able to purchase from growers in the Mid-South and we were forced to ship seed from the western U.S. and Australia. This resulted in increases in our seed costs.

Results of operations for the International segment were lower in 2003 compared to 2002, primarily due to lower sales in Australia, Brazil and Greece, slightly offset by an increase in sales in China. The planted acreage to cotton in Australia declined again in 2003 due to a prolonged drought. Despite an increase in unit sales in Brazil, revenues were lower due to the weakness of the Brazilian currency against the U.S. dollar. In Greece, which has been one of our most profitable international markets, sales were lower in 2003 as compared to 2002 due to excess inventory levels at our Greek distributor.

Strategic Transactions and Events

In August 2003, we announced that we would begin packaging our cottonseed varieties in bags containing approximately 250,000 seed in the 2004 selling season, as compared to historically packaging our cottonseed varieties in 50-pound bags. Pima and Acala varieties will continue to be packaged in 50-pound bags. This is intended to simplify pricing and production planning, and will help standardize technology fees and make inventory management for our distribution partners and farmers more precise. The switch to seed-count packaging will result in variable bag weights.

In January 2003, we announced a collaboration agreement with Dow AgroSciences LLC ("DAS") under which we will develop, test and evaluate elite cotton varieties containing DAS insect resistance traits. We may commercialize varieties containing DAS insect resistance technology if we reach a commercialization agreement and DAS obtains U.S. government regulatory approval. No commercialization agreement has been reached to date.

In May 2002, we signed a product development agreement with Syngenta whereby Syngenta will pay us for development work, including introgression, testing and evaluation, of Syngenta's insect resistance technology in our elite cotton germplasm. We may commercialize varieties containing Syngenta's insect resistance technology if we reach a commercialization agreement and Syngenta obtains U.S. government regulatory approval. Syngenta has announced that it expects to receive full U.S. regulatory approval in time for the 2005 season. No commercialization agreement has been reached to date.

In May 2002, we established DeltaMax Cotton, LLC, a limited liability company jointly owned with Verdia, a wholly-owned subsidiary of Maxygen, Inc. DeltaMax Cotton, LLC was formed to create, develop and commercialize value-enhancing traits for the cottonseed market that will complement and/or compete with traits available today. D&PL and Verdia each own 50% of DeltaMax Cotton, LLC. We expect to invest in the aggregate up to $20 million over the next five to eight years to fund our portion of DeltaMax Cotton, LLC. We have begun cotton plant transformation of both herbicide tolerance and insect resistance traits.

Other Matters

With respect to our suit against Pharmacia and Monsanto Company, the parties remain in discovery. The judge in our case retired during the year and another judge was assigned. The case had been originally scheduled for trial in January 2004, but this date did not fit within the trial schedule of the newly assigned judge. A new trial date has not yet been scheduled, but the Court has ordered an April 2004 fact-discovery deadline as well as other deadlines from that date until April 15, 2005, when pre-trial statements are due to the Court. Therefore, the trial is not expected to occur prior to April 15, 2005. On September 12, 2003, Monsanto amended its response to our lawsuit to include four counterclaims against us. Monsanto is seeking unspecified damages for its counterclaims, including the $81 million paid by Monsanto to D&PL as a termination fee and related expenses. We have answered Monsanto's counterclaims and do not believe we have any liability. We continue to vigorously pursue our lawsuit and defend Monsanto's counterclaims. Our earnings for the 2003 fiscal year were impacted by legal expenses of $0.21 per share during the year, as the discovery and other pre-trial activities have intensified. See Item 3 for further discussion.

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

As we have previously announced, we expect to provide 2004 earnings guidance later this year. The current price of cotton fiber is at levels that have not been reached for several years. If cotton fiber prices continue to increase or maintain present levels, U.S. and global cotton acres in 2004 may increase. However, as mentioned earlier, other factors must be considered and we do not believe it is prudent to estimate 2004 cotton plantings at this time. Furthermore, we are still receiving production seed so our ultimate seed supply for 2004 is not presently known.

Internationally, we continue to expand our global reach and we seek to improve the operating results of our existing ex-U.S. operations. In 2003, operating results in the international segment were lower than 2002 due to several factors including the drought in Australia, currency issues in Brazil and excess inventories at our Greek distributor. If the current prices of cotton fiber remain constant, planted cotton acreage may increase in 2004 in some of our international markets, including China which is presently importing large amounts of raw cotton fiber for its spinning mills. We are already seeing improvements in our Argentina and Brazilian businesses due to political and economic stability as compared to 2003. In addition, we continue to focus on converting our conventional seed businesses outside the U.S. to more profitable transgenic products containing Monsanto's Bollgard and Roundup Ready products. It is too early to determine whether our businesses in Greece and Australia will improve in 2004. We will continue to develop new businesses in markets such as India, Pakistan and portions of Africa.

We continue to review and evaluate alternative sources and types of technology that could bring valuable products to farmers. As agreements are reached with those parties, announcements may be made. We believe we are uniquely positioned to rapidly introduce new technologies to both U.S. and ex-U.S. cotton farmers due to the strength and breadth of our breeding programs and germplasm base, our technical services capabilities, know-how, brand recognition and market position.

Share Repurchase Program/Dividend Policy

Our Board of Directors approved a common stock repurchase plan of up to $50 million in 2000. As of October 31, 2003, D&PL had repurchased 1,351,000 shares at an aggregate purchase price of $24.9 million under the current purchase program. We expect to continue purchasing shares in the open market subject to market price and other considerations. Currently, the quarterly dividend is $0.10 per share. The Board reviews the dividend policy quarterly. Assuming the dividend rate is maintained through 2004, the aggregate payments will be $15.2 million to the holders of the 38.1 million common shares outstanding and $0.4 million to the holder of the 1.1 million preferred shares outstanding. See "Risks and Uncertainties" located in this Item 7.

Net Sales and Licensing Fees

In 2003, our consolidated net sales and licensing fees increased 9.1% to $281.3 million from 2002 sales of $257.8 million. This increase was primarily the result of (a) an increase in sales of stacked gene products, for which higher technology licensing fees are charged, (b) an increase in the selling price of our seed and the introduction of higher-priced cottonseed varieties, primarily DP 555 BG/RR, and (c) an increase in soybean seed sales, which increased approximately 26% in 2003 from 2002. In 2003, domestic transgenic cottonseed sales comprised approximately 96% of total domestic unit sales of cottonseed, compared to approximately 93% in 2002. Offsetting these increases were lower international sales and higher sales rebates associated with distributor payments, crop destruct and crop replant programs. The decrease in international sales was mainly attributable to a decrease in sales at our joint venture in Brazil (due to the devaluation of the Brazilian Real), a decrease in export sales to Greece (due to high inventory levels at our distributor), and lower sales in Australia (due to the severe drought conditions), offset by an increase in sales at our joint ventures in China.

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

Gross Profit

Our consolidated gross profit increased to $102.3 million in 2003 compared to $92.5 million in 2002. Consolidated gross profit as a percentage of consolidated net sales and licensing fees in 2003 was constant with 2002 at 36%. Price increases and the introduction of higher priced varieties were offset by an increase in cottonseed cost caused by higher raw materials costs and freight related to sourcing seed production from the western United States and Australia.

Our consolidated gross profit decreased to $92.5 million in 2002 compared to $105.6 million in 2001. Consolidated gross profit as a percentage of consolidated net sales and licensing fees increased to 36% in 2002 from 35% in 2001. This was primarily attributable to price increases for certain of our cotton seed, partially offset by higher costs of fuzzy seed.

Operating Expenses

Operating expenses before special charges increased to $44.7 million in 2003 from $42.7 million in 2002. This increase is primarily due to increased compensation, pension and payroll related costs, as well as higher insurance premiums and professional fees.

Operating expenses decreased to $42.7 million in 2002 from $47.6 million in 2001. The decrease was mainly attributable to cost savings realized from the plant closing and staff reductions announced in 2001, as well as reduced health insurance claims and a reduction in the discretionary bonus pool.

Research and Development Expenses

Research and development expenses were virtually unchanged from the prior year at $18.3 million in 2003 compared to $18.1 million in 2002. The increase was primarily attributable to increased international research and development activities.

Research and development expenses decreased 9.0% to $18.1 million in 2002 from $19.9 million in 2001. The restructuring of third-party research contracts, as well as cost savings realized from the reorganization announced in 2001 contributed to the decrease experienced in 2002.

Selling Expenses

Selling expenses increased 3.8% to $11.0 million in 2003 from $10.6 million in 2002. This increase was primarily attributable to an increase in advertising expenditures related to the introduction of new varieties.

Selling expenses decreased 17.8% to $10.6 million in 2002 from $12.9 million in 2001. The reorganization announced in 2001 produced cost savings in the selling function, as did a reduction in our advertising expenditures.

General and Administrative Expenses

General and administrative expenses increased 10.0% to $15.4 million in 2003 from $14.0 million in 2002. The increase mainly related to increases in compensation and pension costs, as well as an increase in legal fees related to licensing activities.

General and administrative expenses decreased 5.3% to $14.0 million in 2002 from $14.8 million in 2001. This decrease was mainly attributable to a reduction in health insurance claims and a decrease in the discretionary bonus pool, offset by higher legal costs primarily related to structuring and negotiating agreements to access and license new technologies.

Special Charges

In 2003, we recorded a $0.6 million charge associated with additional expenses for the closing of our Chandler, Arizona plant and the closing of our facility in Centre, Alabama and a $0.4 million charge associated with reductions in the number of employees at our wholly-owned subsidiary in Australia and at our joint venture in Hebei Province, People's Republic of China.

There were no special charges recorded in 2002. In 2001, in connection with the closing of our Chandler, Arizona delinting facility and the reduction in our domestic operations and corporate staffs, we recorded a $6.3 million charge associated with these actions. Of the $6.3 million, $3.0 million was related to the write down of fixed assets and $3.3 million to severance pay and related benefits.

Interest Income/Expense

Net interest income decreased to $1.1 million in 2003, compared to net interest income of $1.2 million in 2002. In 2003, interest income was $1.5 million and interest expense was $0.4 million. Lower interest rates earned on our cash balances resulted in lower interest earnings during 2003. International interest expense decreased primarily due to a decrease in interest rates incurred on debt at our joint venture in Argentina.

Net interest income decreased to $1.2 million in 2002, compared to net interest income of $3.5 million in 2001. In 2002, interest income was $2.3 million and interest expense was $1.1 million. Lower interest rates earned on our cash balances resulted in lower interest earnings during 2002. International interest expense increased primarily due to an increase in interest rates incurred on debt at our joint venture in Argentina.

Net Income and Earnings Per Share

Net income after special charges applicable to common shares was $27.5 million, $30.1 million and $32.1 million in 2003, 2002 and 2001, respectively. Net income per share (diluted) after special charges was $0.70, $0.76 and $0.81 in 2003, 2002 and 2001, respectively.

Net income per share (diluted) before Monsanto/Pharmacia legal expenses and special charges was $0.93, $0.84 and $0.95 in 2003, 2002 and 2001, respectively. Legal expenses related to our suit against Pharmacia and Monsanto totaled $0.21, $0.08 and $0.04 per diluted share in 2003, 2002 and 2001, respectively. The cost of special charges was $0.02 per share in 2003, zero in 2002, and $0.10 per share in 2001. The number of shares used in diluted earnings per share calculations was 39.6 million, 39.8 million, and 40.1 million in 2003, 2002 and 2001, respectively.

A   reconciliation   of  net  income  before  legal  expenses   related  to  the
Monsanto/Pharmacia litigation and special charges (a non-GAAP measure) to net income (a GAAP measure) follows:

                                                                             For the years ended August 31,
                                                                             ------------------------------
                                                                       2003               2002                2001
                                                                  ---------------    ---------------     ---------------
Diluted Earnings per Share:
   Net income before legal expenses related to the
      Monsanto/Pharmacia litigation and special charges
      (a non-GAAP measure)                                        $         0.93     $         0.84      $         0.95
   Effect of Monsanto/Pharmacia litigation                                 (0.21)             (0.08)              (0.04)
   Effect of special charges                                               (0.02)                 -               (0.10)
                                                                  ---------------    ---------------     ---------------
    Net income (a GAAP measure)                                   $         0.70     $         0.76      $         0.81
                                                                  ===============    ===============     ===============

Use of non-GAAP Financial Measures

In this filing, we disclose non-GAAP financial measures that exclude legal costs associated with the D&PL versus Monsanto/Pharmacia litigation and special charges associated with the closing of two U.S. locations and headcount reductions at two international locations in 2003 and with the 2001 plant closing and staff reductions. These non-GAAP financial measures are provided to enhance the user's overall understanding of our current financial performance from normal operations and our prospects for the future. We believe that the amounts excluded in the non-GAAP financial measures are not indicative of our core operating results. D&PL management uses these non-GAAP financial measures in analyzing D&PL's performance. These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. The non-GAAP financial measures included in this filing have been reconciled to the most directly comparable GAAP measures.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Overview

Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K for the fiscal year ended August 31, 2003. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

Domestically, we promote our cotton and soybean seed directly to farmers and sell our seed through distributors and dealers. We also offer various sales incentive programs for seed and participate in such programs related to the Bollgard and Roundup Ready technology fees offered by Monsanto. Generally, under these programs, if a farmer plants his seed and the crop is lost (usually due to inclement weather) by a certain date, a portion of the price of the seed and technology fees are forgiven or rebated to the farmer. The amount of the refund and the impact to D&PL depends on a number of factors including whether the farmer can replant the crop that was destroyed. We record monthly estimates to account for these programs. The majority of program rebates occur during the second and third quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end.

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

Deferred Income Taxes

Deferred income taxes are estimated based upon temporary differences between the income and losses that we report in our financial statements and our taxable income and losses as determined under applicable tax laws. We estimate the value of deferred income taxes based on existing tax rates and laws, and our expectations of future earnings. For deferred income taxes, we applied a composite statutory income tax rate of 38%.

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, we determine that we will not realize deferred tax assets, then valuation allowances are recorded. As of August 31, 2003, we had recorded deferred tax assets of approximately $5.5 million. We estimate that our deferred tax assets will be realized; therefore, we have not recorded any valuation allowances as of August 31, 2003.

We use management judgment and estimates when estimating deferred taxes. If our judgments and estimates prove to be inadequate, or if certain tax rates and laws should change, our financial results could be materially adversely impacted in future periods.

Contingent Liabilities

A liability is contingent if the amount is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. D&PL estimates its contingent liabilities based on management's estimates about the probability of outcomes and their ability to estimate the range of exposure. Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, management is required to make assumptions about matters that are by their nature highly uncertain. The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments. Management's estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or I.R.S. positions, will not differ from management's assessments. Whenever practicable, management consults with third party experts (attorneys, accountants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.


LIQUIDITY AND CAPITAL RESOURCES

In the United States, we purchase seed from contract growers in our first and second fiscal quarters. Seed conditioning, treating and packaging commence late in the first fiscal quarter and continue through the third fiscal quarter. Seasonal cash needs normally begin to increase in the first fiscal quarter and cash needs peak in the third fiscal quarter. Cash is generated and loan repayments, if applicable, normally begin in the middle of the third fiscal quarter and are typically completed by the first fiscal quarter of the following year. In some cases, we offer customers financial incentives to make early payments. To the extent we attract early payments from customers, bank borrowings, if any, are reduced.

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

The seasonal nature of our business significantly impacts cash flow and working capital requirements. Historically, we have maintained credit facilities, and used early payments by customers and cash from operations to fund working capital needs. In the past, we have borrowed on a short-term basis to meet seasonal working capital needs. However, in fiscal 2002 and fiscal 2003, we used cash generated from operations and other available cash to meet working capital needs. We continue to evaluate potential uses of our cash for purposes other than for working capital needs. Potential uses may be the acquisition or funding of alternative technologies (such as DeltaMax Cotton, LLC) that could be used to enhance our product portfolio and ultimately our long-term earnings potential and/or an investment in new markets outside the U.S. Another potential use is the repurchase in the open market of our shares pursuant to our previously announced share repurchase program. Once the evaluation of certain transactions that are currently being considered is completed, we may consider other potential uses of the remaining cash, including increasing the dividend rate or repurchasing shares more aggressively depending on market considerations and other factors.

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

Capital expenditures were $8.3 million, $8.3 million, and $7.5 million in fiscal 2003, 2002 and 2001, respectively. We anticipate that capital expenditures will approximate $8.0 to $10.0 million in 2004.

In the fourth quarter, the Board of Directors authorized a quarterly dividend of $0.10 per share paid on September 15, 2003, to shareholders of record on August 29, 2003. In the first quarter of fiscal 2004, the Board of Directors authorized a quarterly dividend of $0.10 per share to be paid on December 12, 2003, to shareholders of record on November 28, 2003. The Board anticipates that quarterly dividends of $0.10 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Aggregate preferred and common dividends should approximate $15.6 million in 2004.

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of our common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of our Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2003, we had repurchased 1,303,000 shares at an aggregate purchase price of approximately $23.8 million under this program. During the year ended August 31, 2003, we purchased 310,100 shares at an aggregate purchase price of $6.1 million under this plan. During the quarter ended August 31, 2003, we purchased 37,100 shares at an aggregate price of $0.9 million. Between September 1, 2003 and October 31, 2003, we repurchased 48,000 shares at an aggregate purchase price of $1.1 million.

Cash provided from operations, cash on hand, early payments from customers and borrowings under a loan agreement, if necessary, should be sufficient to meet the Company's 2004 working capital needs.

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

     The planting seed market is highly competitive, and our products face competition from a number of seed companies, diversified chemical companies, agricultural biotechnology companies, governmental agencies and academic and scientific institutions. A number of chemical and biotechnology companies have seed production and/or distribution capabilities to ensure market access for new seed products and new technologies that may compete with the Bollgard and Roundup Ready gene technologies of Monsanto, our principal licensor of such technology. We currently are engaged in a dispute resolution process with Monsanto. (See
     Part I, Item 3.) Our seed products and technologies contained therein may encounter substantial competition from technological advances by others or products from new market entrants. Many of our competitors are, or are affiliated with, large diversified companies that have substantially greater resources than we.

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

     The publicity related to genetically modified organisms ("GMOs") or products made from plants that contain GMOs may have an effect on our sales in the future. In 2003, approximately 96% of our cottonseed that was sold in the United States contained either or both of Monsanto's Bollgard and Roundup Ready gene technologies, and 94% of our soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the concern of some customers and governmental entities over finished products that contain GMOs could impact demand for crops (and ultimately seed) raised from seed containing such traits.

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

     Overall profitability will depend on the factors noted above as well as weather conditions, government policies in all countries where we sell products and operate, worldwide commodity prices, our ability to successfully open new international markets, our ability to develop the High Plains market, the technology partners' ability to obtain timely government approval (and maintain such approval) for existing and for additional biotechnology products on which they and D&PL are working, our technology partners' ability to successfully defend challenges to proprietary technologies licensed to us and our ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to successfully complete these projects may affect future profitability.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Financial Accounting Standards Board Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," requires the primary beneficiary of a variable interest entity ("VIE") to consolidate the VIE under certain circumstances. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. As amended by FASB Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003 (the second quarter of fiscal 2004, February 28, 2004, for D&PL). We have not determined the impact, if any, that this statement will have on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure relative to fluctuations in the price of soybean raw material inventory, foreign currency fluctuations and interest rate changes. From time to time we enter into various agreements that are considered derivatives to reduce our commodity price risk. During the year ended August 31, 2003, derivative instruments have not been used to manage foreign currency or interest rate risks. We do not enter into speculative hedges or purchase or hold any derivative financial instruments for trading purposes.

A discussion of our accounting policies related to derivative financial instruments is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8. Further information on our exposure to market risk is included in Note 14 of the Notes to Consolidated Financial Statements in Item 8.

The fair value of derivative commodity instruments outstanding as of August 31, 2003, was $260,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would result in a $100,000 loss in future earnings, arising from these contracts (not counting the gain on the underlying commodities).

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, South Africa and Turkey. At August 31, 2003, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

We utilize fixed and variable-rate debt to maintain liquidity and fund our business operations, with the terms and amounts based on business requirements, market conditions and other factors. At August 31, 2003, a 100 basis point change in interest rates (with all other variables held constant) on the portion of our debt with variable interest rates would not result in a material change to our interest expense or cash flow.

For the year ended August 31, 2003, a 10% adverse change in the interest rate that we earned on our excess cash that we invested would not have resulted in a material change to our net interest income or cash flow.

PART II

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

Financial Statements                                                     Page(s)

The following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

Independent Auditors' Report..................................................26

Report of Independent Public Accountants......................................27

Management's Report...........................................................28

Consolidated Statements of Income - for each of the three years in the period ended August 31, 2003..................................................29

Consolidated Balance Sheets - August 31, 2003 and 2002........................30

Consolidated Statements of Cash Flows - for each of the three years in the period ended August 31, 2003..................................................31

Consolidated Statements of Stockholders' Equity and Comprehensive Income - for
each of the three years in the period ended August 31, 2003...................32

Notes to Consolidated Financial Statements....................................33

                          Independent Auditors' Report

The Board of Directors of
Delta and Pine Land Company:

We have audited the accompanying consolidated balance sheets of Delta and Pine Land Company and subsidiaries as of August 31, 2003 and 2002, and the related statements of income, changes in stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Delta and Pine Land Company as of and for the year ended August 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 26, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta and Pine Land Company as of August 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

Memphis, Tennessee
October 24, 2003

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

The Board of Directors pursues its responsibility for D&PL's financial statements through its Audit Committee, which is composed solely of directors who are not Company officers or employees. The Audit Committee meets at least quarterly with the independent auditors and management. The independent auditors have direct access to the Audit Committee, with and without the presence of management representatives.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED AUGUST 31,
               (In thousands, except share and per share amounts)

                                                                                  2003               2002                  2001
                                                                         ------------------   -----------------    -----------------

NET SALES AND LICENSING FEES                                             $        281,276     $        257,807     $        305,806
COST OF SALES                                                                    (178,983)            (165,258)            (200,236)
                                                                         ------------------   -----------------    -----------------
GROSS PROFIT                                                                      102,293               92,549              105,570
                                                                         ------------------   -----------------    -----------------
OPERATING EXPENSES:
   Research and development                                                        18,295               18,122               19,924
   Selling                                                                         10,971               10,591               12,878
   General and administrative                                                      15,424               14,006               14,797
                                                                         ------------------   -----------------    -----------------
                                                                                   44,690               42,719               47,599
SPECIAL CHARGES                                                                      (962)                   -               (6,301)
                                                                         ------------------   -----------------    -----------------
OPERATING INCOME                                                                   56,641               49,830               51,670
INTEREST INCOME, NET                                                                1,100                1,247                3,455
OTHER EXPENSE                                                                     (12,112)              (6,468)              (4,255)
EQUITY IN NET LOSS OF AFFILIATE                                                    (1,977)                (305)                   -
MINORITY INTEREST IN (EARNINGS) / LOSS OF SUBSIDIARIES                             (1,104)               2,729                 (390)
                                                                         ------------------   -----------------    -----------------
INCOME BEFORE INCOME TAXES                                                         42,548               47,033               50,480
PROVISION FOR INCOME TAXES                                                        (14,743)             (16,694)             (18,173)
                                                                         ------------------   -----------------    -----------------
NET INCOME                                                                         27,805               30,339               32,307
DIVIDENDS ON PREFERRED STOCK                                                         (288)                (213)                (160)
                                                                         ------------------   -----------------    -----------------
NET INCOME APPLICABLE TO COMMON SHARES                                   $         27,517     $         30,126     $         32,147
                                                                         ==================   =================    =================
BASIC EARNINGS PER SHARE                                                 $           0.72     $           0.79     $           0.84
                                                                         ==================   =================    =================
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS - BASIC                                          38,113               38,362               38,473
                                                                         ==================   =================    =================
DILUTED EARNINGS PER SHARE                                               $           0.70     $           0.76     $           0.81
                                                                         ==================   =================    =================
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS - DILUTED                                        39,594               39,781               40,111
                                                                         ==================   =================    =================

The accompanying notes are an integral part of these consolidated statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF AUGUST 31,
               (In thousands, except share and per share amounts)

                                                                                        2003                2002
                                                                                  -----------------   ------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                         $        143,285    $        109,091
Receivables, net                                                                           166,952             145,876
Inventories                                                                                 32,231              40,021
Prepaid expenses                                                                             2,116               2,266
Deferred income taxes                                                                       10,677              11,214
                                                                                  -----------------   ------------------
    Total current assets                                                                   355,261             308,468
PROPERTY, PLANT AND EQUIPMENT, NET                                                          64,441              63,401
EXCESS OF COST OVER NET ASSETS OF
      BUSINESSES ACQUIRED, net of accumulated amortization of $737                           4,183               4,187
INTANGIBLES, net of accumulated amortization of $1,597 and $1,337                            5,470               4,032
INVESTMENT IN AFFILIATE                                                                        328                 695
OTHER ASSETS                                                                                 1,869               2,359
                                                                                  -----------------   ------------------
TOTAL ASSETS                                                                      $        431,552    $        383,142
                                                                                  =================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                                                     $             40    $          1,763
Accounts payable                                                                            17,966              16,447
Accrued expenses                                                                           176,150             143,533
Income taxes payable                                                                         9,894              12,381
                                                                                  -----------------   ------------------
     Total current liabilities                                                             204,050             174,124
                                                                                  -----------------   ------------------
LONG-TERM DEBT                                                                               1,557               1,176
                                                                                  -----------------   ------------------
DEFERRED INCOME TAXES                                                                        5,220               3,121
                                                                                  -----------------   ------------------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 16)
                                                                                  -----------------   ------------------
MINORITY INTEREST IN SUBSIDIARIES                                                            3,618               2,514
                                                                                  -----------------   ------------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share; 2,000,000 shares authorized
   Series A Junior Participating Preferred, par value $0.10 per share;
          456,989 shares authorized; no shares issued or outstanding;                            -                   -
   Series M Convertible Non-Voting Preferred, par value $0.l0 per share;
          1,066,667 shares authorized, issued and outstanding                                  107                 107
Common stock, par value $0.10 per share; 100,000,000 shares authorized;
           39,525,116 and 39,311,571 shares issued;
           38,107,850 and 38,204,405 shares outstanding                                      3,953               3,931
Capital in excess of par value                                                              54,850              51,563
Retained earnings                                                                          189,610             172,381
Accumulated other comprehensive loss                                                        (5,442)             (5,939)
Treasury stock, at cost; 1,417,266 and 1,107,166 shares                                    (25,971)            (19,836)
                                                                                  -----------------   ------------------
TOTAL STOCKHOLDERS' EQUITY                                                                 217,107             202,207
                                                                                  -----------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $        431,552    $        383,142
                                                                                  =================   ==================

The accompanying notes are an integral part of these consolidated statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED AUGUST 31,
                                 (in thousands)

                                                                                2003                 2002                 2001
                                                                         ------------------   -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $         27,805     $         30,339     $         32,307
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                7,759                6,815                7,435
       Noncash items associated with special charges and disposition of
         assets                                                                       (34)                 910                2,348
       Equity in net loss of affiliate                                              1,977                  305                    -
       Minority interest in earnings (loss) of subsidiaries                         1,104               (2,729)                 390
       Change in deferred income taxes                                              3,315               (3,061)              (1,523)
       Changes in assets and liabilities:
              Receivables                                                         (20,804)              31,198                5,128
              Inventories                                                           7,849               (4,048)              (1,257)
              Prepaid expenses                                                        144                  (21)                  93
              Intangibles and other assets                                           (133)                (115)                  89
              Accounts payable                                                      1,473                1,616               (8,162)
              Accrued expenses                                                     30,114              (34,443)              10,383
              Income taxes                                                         (1,557)              (2,956)              (8,669)
                                                                         ------------------   -----------------    -----------------
              Net cash provided by operating activities                            59,012               23,810               38,562
                                                                         ------------------   -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (8,298)              (8,384)              (7,466)
  Sale of investments and property                                                     79                  411                  243
  Investment in affiliate                                                          (1,610)              (1,000)                   -
  Purchase of minority interest in subsidiary                                           -               (4,838)                   -
                                                                         ------------------   -----------------    -----------------
              Net cash used in investing activities                                (9,829)             (13,811)              (7,223)
                                                                         ------------------   -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                                                      (2,109)              (3,173)              (1,838)
  Payments of long-term debt                                                            -                  (73)             (19,269)
  Dividends paid                                                                  (10,576)              (7,881)              (5,936)
  Proceeds from long-term debt                                                          -                  978               19,623
  Proceeds from short-term debt                                                       467                3,044                1,467
  Minority interest in dividends paid by subsidiaries                                   -                 (446)                (594)
  Payments to acquire treasury stock                                               (6,135)              (9,960)                   -
  Proceeds from exercise of stock options                                           2,484                2,527                2,871
                                                                         ------------------   -----------------    -----------------
              Net cash used in financing activities                               (15,869)             (14,984)              (3,676)
                                                                         ------------------   -----------------    -----------------
EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                            880                   73               (1,127)
                                                                         ------------------   -----------------    -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               34,194               (4,912)              26,536
CASH AND CASH EQUIVALENTS, beginning of year                                      109,091              114,003               87,467
                                                                         ------------------   -----------------    -----------------
CASH AND CASH EQUIVALENTS, end of year                                   $        143,285     $        109,091     $        114,003
                                                                         ==================   =================    =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest, net of capitalized interest                              $             60     $            900     $            500
      Income taxes                                                       $         13,400     $         21,100     $         27,600
   Noncash financing activities:
      Tax benefit of stock option exercises                              $            800     $            700     $            500

The accompanying notes are an integral part of these consolidated statements.

                           DELTA AND PINE LAND COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
               FOR THE YEARS ENDED AUGUST 31, 2001, 2002 AND 2003
                      (In thousands, except per share data)

                                                                                           Accumulated
                                                                Capital in                     Other                     Total
                                      Preferred      Common      Excess of     Retained    Comprehensive  Treasury    Stockholders'
                                        Stock        Stock       Par Value     Earnings   Income/(Loss)     Stock       Equity
                                     ------------ ------------- ------------ ---------------------------------------- ------------


Balance at August 31, 2000           $       107  $      3,895   $   45,096  $    123,552  $    (3,146)   $   (9,876)  $  159,628
Net income                                     -             -            -        32,307            -             -       32,307
Foreign currency translation
  adjustment                                   -             -            -             -       (1,127)            -       (1,127)
Unrealized gain on hedging instruments         -             -            -             -          210             -          210
                                                                                                                      ------------
      Total comprehensive income                                                                                           31,390
Exercise of stock options and tax
  benefit of stock option exercises            -            16        3,310             -            -             -        3,326
Cash dividends, $0.15 per share                -             -            -        (5,936)           -             -       (5,936)
                                     ------------ ------------- ------------ ---------------------------------------- ------------
Balance at August 31, 2001                   107         3,911       48,406       149,923       (4,063)       (9,876)     188,408
Net income                                     -             -            -        30,339            -             -       30,339
Minimum pension liability adjustment,
  net of tax of $1.08 million                  -             -            -            -        (1,787)            -       (1,787)
Foreign currency translation
  adjustment                                   -             -            -            -          (183)            -         (183)
Unrealized gain on hedging instruments         -             -            -            -            94             -           94
                                                                                                                      ------------
      Total comprehensive income                                                                                           28,463
Exercise of stock options and tax
  benefit of stock option exercises            -            20        3,157            -             -             -        3,177
Cash dividends, $0.20 per share                -             -            -       (7,881)            -             -       (7,881)
Purchase of common stock                       -             -            -            -             -        (9,960)      (9,960)
                                     ------------ ------------- ------------ ---------------------------------------- ------------
Balance at August 31, 2002                   107         3,931       51,563      172,381        (5,939)      (19,836)     202,207
Net income                                     -             -            -       27,805             -             -       27,805
Minimum pension liability
  adjustment, net of tax of $0.7 million       -             -            -            -        (1,122)            -       (1,122)
Foreign currency translation adjustment        -             -            -            -         1,661             -        1,661
Unrealized loss on hedging instruments         -             -            -            -           (42)            -          (42)
                                                                                                                      ------------
      Total comprehensive income                                                                                           28,302
Exercise of stock options and tax benefit
  of stock option exercises                    -            22        3,287            -             -             -        3,309
Cash dividends, $0.27 per share                -             -            -      (10,576)            -             -      (10,576)
Purchase of common stock                       -             -            -            -             -        (6,135)      (6,135)
                                     ------------ ------------- ------------ ---------------------------------------- ------------
Balance at August 31, 2003           $       107  $      3,953  $    54,850  $   189,610   $    (5,442)  $   (25,971) $   217,107
                                     ============ ============= ============ ======================================== ============


The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Delta and Pine Land Company and subsidiaries (the "Company" or "D&PL") breed, produce, condition and market cotton and soybean planting seed. In connection with its seed operations, D&PL farms approximately 3,000 acres largely for the production of cotton and soybean foundation seed.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2003 presentation.

Special Charges/Unusual Items

2003

During 2003, D&PL recorded a $1.0 million charge associated with additional expenses for the closing of its Chandler, Arizona plant, the closing of its facility in Centre, Alabama, and reductions in the number of employees at its wholly-owned subsidiary in Australia and at its joint venture in Hebei Province, People's Republic of China. These charges are included in "SPECIAL CHARGES" in the accompanying Consolidated Statements of Income.

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

At August 31, 2003 essentially all amounts related to the closing of the two U.S. facilities and headcount reductions noted above have been utilized. At August 31, 2002, essentially all amounts related to the fixed asset write downs for the 2001 reorganization had been utilized.

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

Intangible Assets

Identifiable intangible assets consist of trademarks, patents and other intangible assets and are being amortized using the straight-line method over 5 to 40 years. Excess of cost over net assets of businesses acquired was amortized using the straight-line method over 40 years, until September 1, 2001, when amortization was discontinued as required by Statement of Financial Accounting Standards ("SFAS") No. 141.

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

Fair Value of Financial Instruments

The fair value of D&PL's financial instruments at August 31, 2003 approximates their carrying value.

Income Taxes

D&PL uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws.

Revenue Recognition

Revenues from domestic seed sales are recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard and Roundup Ready cottonseed are based on pre-established planting rates for each of nine geographic regions and consider the estimated number of seed contained in each bag which may vary by variety, location grown, and other factors. International export revenues are recognized upon the later of when seed is shipped or the date letters of credit (or other instruments) are confirmed. Generally, international export sales are not subject to return. Generally, all other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

All of D&PL's domestic seed products (including those containing Bollgard and Roundup Ready technologies) are subject to return and credit risk, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales and net income, are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during D&PL's third and fourth quarters. D&PL provides for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to D&PL's operating results are recorded when such differences become known, typically in D&PL's fourth quarter. All significant returns occur or are accounted for by fiscal year end. We also offer various sales incentive programs for seed and participate in such programs related to the Bollgard and Roundup Ready technology fees offered by Monsanto. Generally, under these programs, if a farmer plants his seed and the crop is lost (usually due to inclement weather) by a certain date, a portion of the price of the seed and technology fees are forgiven or rebated to the farmer. The amount of the refund and the impact to D&PL depends on a number of factors including whether the farmer can replant the crop that was destroyed. We record monthly estimates to account for these programs. The majority of program rebates occur during the second and third quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end.

Research and Development

All research and development costs incurred to breed and produce experimental seed are expensed. Costs incurred to produce sufficient quantities of planting seed needed for commercialization are carried as inventory until such seed is sold. Cotton lint and other by-products of seed production are also carried as inventory until sold.

Accounting for Stock-Based Compensation

As permitted by both SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure--an Amendment of FASB Statement No. 123," D&PL applies Accounting Principles Board Opinion 25 in accounting for its employee stock option plans. Therefore, no compensation expense for stock options is deducted in determining net income, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the grant date. See Note 17 for a description of the plan and our disclosure of the assumptions underlying the pro forma calculations below.

The following table illustrates the effect on net income and earnings per share if D&PL had recorded compensation expense in accordance with the fair value provisions of SFAS No. 123.

                                  2003             2002              2001
                            ---------------   --------------    ----------------
Net income:
  As reported                $      27,805     $     30,339      $       32,307
  Less: Total stock-based
  compensation expense
  determined under the
  fair value based method
  for all awards, net of
  related tax effects               (3,600)          (4,714)             (5,743)
                            ----------------  --------------    ----------------
  Pro forma                  $       24,205    $     25,625      $       26,564
                            ================  ==============    ================

Basic earnings per share:
  As reported                $         0.72    $       0.79      $         0.84
                            ================  ==============    ================
  Pro forma                  $         0.63    $       0.66      $         0.69
                            ================  ==============    ================

Diluted earnings per share:
  As reported                $         0.70    $       0.76      $         0.81
                            ================  ==============    ================
  Pro forma                  $         0.62    $       0.64      $         0.66
                            ================  ==============    ================

Derivative Financial Instruments

D&PL uses various derivative financial instruments to mitigate its risk to variability in cash flows related to soybean purchases and to effectively fix the cost of a significant portion of its soybean raw material inventory. The terms of the hedging derivatives used by D&PL are negotiated to approximate the terms of the forecasted transaction; therefore, D&PL expects the instruments used in hedging transactions to be highly effective in offsetting changes in cash flows of the hedged items. Realized and unrealized hedging gains and losses are recorded as a component of other comprehensive income and are reclassified into cost of sales in the period in which the forecasted transaction affects earnings (i.e., is sold or disposed) which generally occurs during D&PL's second and third fiscal quarters. Quantities hedged that do not exceed the forecasted transactions are accounted for as cash flow hedges in the manner discussed above. However, to the extent that the quantities hedged exceed the forecasted transactions due to intra-season changes to the sales forecast where it is probable that the originally forecasted transaction will no longer occur, D&PL accounts for gains and losses on these derivative instruments as discontinued cash flow hedges, whereby they are immediately recorded as a component of net income. D&PL does not enter into any derivative instruments that extend beyond the close of the following fiscal year. D&PL does not enter into speculative hedges or purchase or hold any derivative financial instruments for trading purposes.

Impairment of Assets

D&PL assesses recoverability and impairment of identifiable intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recorded goodwill attributable to the domestic segment was tested for impairment by comparing its implied fair value to its carrying value. Based on management's impairment test, management determined that none of the goodwill recorded was impaired. For other long-lived assets, D&PL determines if the unamortized balance can be recovered through projected future operating cash flows. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized, and D&PL continues to amortize its other long-lived assets based on the remaining estimated useful life.

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

Recently Issued Financial Accounting Standards

Financial Accounting Standards Board Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," requires the primary beneficiary of a variable interest entity ("VIE") to consolidate the VIE under certain circumstances. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. As amended by FASB Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003 (the second quarter of fiscal 2004, February 28, 2004, for D&PL). Management has not determined the impact, if any, that this statement will have on our financial position or results of operations.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," provides guidance on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. D&PL adopted this statement for financial instruments entered into after May 31, 2003 and otherwise adopted this statement September 1, 2003. The adoption of this statement did not have a material impact on D&PL's consolidated financial position or results of operations.

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

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123," was issued in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under which compensation cost for stock options is recognized. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This required disclosure is included above.

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

2.   INVENTORIES

Inventories at August 31, consisted of the following (in thousands):

                                            2003                   2002
                                    -------------------    -------------------

       Finished goods               $         21,476       $         26,263
       Raw materials                          17,062                 20,961
       Growing crops                           1,199                    878
       Supplies                                  733                  1,141
                                    -------------------    -------------------
                                              40,470                 49,243
       Less reserves                          (8,239)                (9,222)
                                    -------------------    -------------------
                                    $         32,231       $         40,021
                                    ===================    ===================

Finished goods and raw material inventory are valued at the lower of average cost or market. Growing crops and supplies are recorded at cost. Inventory reserves relate to estimated excess and obsolete inventory.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at August 31, consisted of the following (in thousands):

                                              2003                   2002
                                      -------------------    -------------------

       Land and improvements          $            5,124     $            5,038
       Buildings and improvements                 41,272                 37,117
       Machinery and equipment                    56,202                 52,565
       Germplasm                                   7,500                  7,500
       Breeder and foundation seed                 2,000                  2,000
       Construction in progress                    5,464                  4,478
                                      -------------------    -------------------
                                                 117,562                108,698
       Less accumulated depreciation             (53,121)               (45,297)
                                      -------------------    -------------------
                                      $           64,441     $           63,401
                                      ===================    ===================

4.    INTANGIBLES

The components of identifiable intangible assets follow (in thousands):

                               2003                           2002
                     ----------------------------- -----------------------------
                          Gross                        Gross
                        Carrying      Accumulated     Carrying      Accumulated
                         Amount      Amortization      Amount      Amortization
                     --------------  ------------- -------------- --------------
Trademarks            $     3,182     $     (800)   $      3,182   $       (721)
Commercialization
    agreements                400            (65)            400            (37)
Licenses                    1,100              -               -              -
Patents                       426            (84)            295            (74)
Other                       1,959           (648)          1,492           (505)
                     --------------  -------------- ------------- --------------
                      $     7,067     $   (1,597)    $     5,369   $     (1,337)
                     ==============  ============== ============= ==============

Amortization expense for identifiable intangible assets during the year ended August 31, 2003, 2002, and 2001 was approximately $270,000, $280,000, and
$260,000, respectively. Identifiable intangible asset amortization expense is estimated to be $300,000 in each of the fiscal years from fiscal 2004 through fiscal 2008.

Pro forma results of operations for the year ended August 31, 2001 had we applied the nonamortization provisions of SFAS 142 in that period would not have been materially different than reported results for that period.

5.     INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax Cotton, LLC ("DeltaMax"), a limited liability company jointly owned with Verdia, Inc. (formerly known as MaxyAg, Inc.), a wholly-owned subsidiary of Maxygen, Inc. Established on May 22, 2002, DeltaMax was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cotton seed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the years ended August 31, 2003 and 2002, D&PL's equity in the net loss of DeltaMax was $1,977,000 and $305,000, respectively.

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

The interest rate charged for each loan was based on LIBOR plus 35 to 55 basis points depending on the achievement of certain financial ratios. The average interest rate was 5.34% during 2001.

The financial covenants required D&PL to: (a) maintain a ratio of total liabilities to tangible net worth at August 31, of less than or equal to 2.25 to 1 (4.0 to 1.0 at D&PL's fiscal quarter ends) (b) maintain a fixed charge coverage ratio at the end of each quarter greater than or equal to 2.0 to 1.0 and (c) maintain at all times tangible net worth of not less than the sum of (i) $40 million, plus (ii) 50% of net income (but not losses) determined as of the last day of each fiscal year, commencing with August 31, 1998. This agreement expired April 1, 2001. At August 31, 2003, 2002 and 2001, D&PL was in compliance with these covenants which are still used to determine fees charged on letters of credit. D&PL and the lenders have had discussions about a replacement facility that would provide for aggregate borrowings sufficient to meet working capital need and contain terms and conditions similar to the 1998 facility.

7.   ACCRUED EXPENSES

Accrued expenses at August 31, consisted of the following (in thousands):

                                             2003                   2002
                                      ------------------     ------------------
Bollgard and Roundup Ready
   royalties and related expenses
   due to Monsanto                         $   135,627            $   112,178
Sales allowances                                11,756                 10,447
Payroll                                          2,136                  2,310
Other accrued expenses                          26,631                 18,598
                                      ------------------     ------------------
                                           $   176,150            $   143,533
                                      ==================     ==================

8.   INCOME TAXES

The provisions for income taxes for the years ended August 31, consisted of the following (in thousands):


                            2003                   2002                2001
                     ------------------   ------------------   -----------------
         Current-
           Federal    $      10,891        $       18,380       $        16,972
           State              1,216                 2,047                 2,064
         Deferred             2,636                (3,733)                 (863)
                     ------------------   ------------------   -----------------
                      $      14,743        $       16,694       $        18,173
                     ==================   ==================   =================


The differences between the statutory federal income tax rate and the effective rate are as follows:

                                   2003             2002               2001
                               ------------     ------------       ------------
Statutory rate                     35.0%            35.0%              35.0%
Increases (decreases) in tax
  resulting from:
  State taxes, net of federal
    tax benefit                     2.3              2.2                2.4
  Research and development
    tax credits                    (1.1)            (1.1)              (1.0)
  Foreign activities and
    non-deductible costs           (1.3)            (1.4)              (1.7)
Other                              (0.2)             0.8                1.3
                               ------------     -------------      -------------
Effective rate                     34.7%            35.5%              36.0%
                               ============     ==============     =============

Deferred income taxes at August 31, consisted of the following (in thousands):

                                            2003                   2002
                                     -------------------    -------------------
 Deferred tax assets:
             Inventory               $          5,635        $         5,660
             Litigation costs                   1,387                  1,946
             Pension                            1,080                  1,447
             Other                              2,575                  2,988
                                     -------------------    -------------------
                                     $         10,677        $        12,041
                                     ===================    ===================
 Deferred tax liabilities:
             Property                          (1,799)                (1,225)
             Other                             (3,421)                (2,723)
                                     -------------------    -------------------
                                               (5,220)                (3,948)
                                     -------------------    -------------------
  Net deferred income taxes           $         5,457        $         8,093
                                     ===================    ===================

The Company has provided for income taxes on the undistributed earnings of foreign subsidiaries as if they had been distributed in cases where the earnings are not planned to be permanently reinvested outside the United States.

9.   LEASES

D&PL leases a portion of the real estate and machinery and equipment used in its operations. Substantially all rent expense is recorded as cost of sales. D&PL does not have any capital leases. Future minimum rental payments after 2003 under operating leases with initial or remaining noncancellable terms in excess of one year are as follows:

                                       2004                  $     249,000
                                       2005                  $      96,000
                                       2006                  $      40,000
                                       2007                  $      19,000
                                       2008                  $      17,000

Rent and lease expense including land rent approximated $2,767,000, $2,704,000 and $2,993,000 in 2003, 2002 and 2001, respectively.

10.  EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

Substantially all full-time employees are covered by a noncontributory defined benefit plan (the "Plan"). Benefits are paid to employees, or their beneficiaries, upon retirement, death or disability based on their final average compensation over the highest consecutive five years. Plan assets consist primarily of common stock, preferred stock and corporate bonds and are managed by an independent portfolio manager. D&PL's funding policy is to make contributions to the Plan that are at least equal to the minimum amounts required to be funded in accordance with the provisions of ERISA.

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

The measurement of Plan and SERP assets and obligations was performed as of June
30. The following table provides a reconciliation of the changes in the Plan's and SERP's benefit obligations and fair value of assets over the two-year period ended August 31, 2003, and a statement of the funded status as of August 31, 2003 and 2002.

                                                                Plan                                      SERP
                                                --------------------------------------   ---------------------------------------
                                                      2003                 2002                2003                 2002
                                                -----------------    -----------------   ------------------   ------------------

CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at beginning of year         $     13,393,000     $     11,905,000    $        570,000     $        547,000
     Service cost                                        638,000              646,000               8,000                7,000
     Interest cost                                       915,000              841,000              38,000               37,000
     Actuarial loss                                    2,624,000              678,000              49,000               28,000
     Benefits paid                                      (722,000)            (677,000)            (49,000)             (49,000)
                                                -----------------    -----------------   ------------------   ------------------
Benefit obligation at end of year               $     16,848,000     $     13,393,000    $        616,000     $        570,000
                                                =================    =================   ==================   ==================

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year  $      7,761,000     $     10,231,000    $        380,000     $        540,000
     Actual return on plan assets                        721,000           (2,317,000)             32,000             (110,000)
     Company contributions                             2,500,000              600,000                   -                    -
     Benefits paid                                      (722,000)            (677,000)            (49,000)             (49,000)
     Expenses                                            (72,000)             (76,000)             (1,000)              (1,000)
                                                -----------------    -----------------   ------------------   ------------------
Fair value of plan assets at end of year        $     10,188,000     $      7,761,000    $        362,000     $        380,000
                                                =================    =================   ==================   ==================

Funded status                                   $     (6,660,000)    $     (5,632,000)   $       (254,000)    $       (190,000)
Contribution after measurement date                            -            1,000,000                   -                    -
Unrecognized prior service cost                           40,000               43,000                   -                    -
Unrecognized net loss                                  6,461,000            4,062,000              49,000              185,000
                                                -----------------    -----------------   ------------------   ------------------
Accrued pension cost                            $       (159,000)    $       (527,000)   $       (205,000)    $         (5,000)
                                                =================    =================   ==================   ==================



                                                                Plan                                      SERP
                                                --------------------------------------   ---------------------------------------
                                                      2003                 2002                2003                 2002
                                                -----------------    -----------------   ------------------   ------------------
AMOUNTS REFLECTED IN THE BALANCE SHEET AT
AUGUST 31:
     Accrued benefit liability                  $       (159,000)    $       (527,000)   $       (205,000)    $         (5,000)
     Minimum pension liability                        (4,657,000)          (2,725,000)            (49,000)            (185,000)
     Accumulated other comprehensive loss              4,617,000            2,682,000              49,000              185,000
     Intangible asset                                     40,000               43,000                   -                    -
                                                -----------------    -----------------   ------------------   ------------------
Net amount reflected                            $       (159,000)    $       (527,000)   $       (205,000)    $         (5,000)
                                                =================    =================   ==================   ==================


Periodic Pension Expense:
                                                  Plan                                       SERP
                                 ----------------------------------------- -----------------------------------------
                                     2003          2002           2001         2003           2002          2001
                                 ------------  ------------  ------------- ------------  -------------  ------------
Service cost                      $  638,000   $   646,000    $   634,000   $    8,000    $     7,000    $    7,000
Interest cost on projected
  benefit obligation                 915,000       841,000        815,000       38,000         37,000        46,000
Expected return on assets           (687,000)     (889,000)    (1,055,000)     (32,000)       (47,000)      (55,000)
Recognized loss/(gain)               263,000             -        (83,000)     186,000         10,000             -
Amortization of transitional
  obligation                               -        65,000        119,000            -              -             -
Amortization of prior service
  cost                                 3,000         4,000          4,000            -              -             -
                                 ------------  ------------  ------------- ------------  -------------- ------------
Net periodic pension
  expense/(income)               $ 1,132,000   $   667,000    $   434,000   $  200,000    $     7,000    $   (2,000)
                                 ============  ============  ============= ============  ============== ============
Company contributions            $ 1,500,000   $ 1,600,000    $         -   $        -    $         -    $        -
                                 ============  ============  ============= ============  ============== ============

The actuarial present value of the projected benefit obligation of the Plan and the SERP was determined using a discount rate of 6.00% in 2003 and 7.00% in 2002, with assumed salary increases of 4% in 2003 and 2002 to age 65. The expected long-term rate of return on assets was 8.5% in 2003 and 9.0% in 2002. Prior service cost is amortized over the expected future service years of plan participants that are expected to receive benefits.

Defined Contribution Plan

D&PL sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees of D&PL. D&PL, at its option, may elect to make matching contributions to the Plan. No matching contributions were made in 2003, 2002 or 2001.

11. MAJOR CUSTOMERS

In fiscal 2003, 2002 and 2001 seed sales to each of three customers and the related licensing fees ultimately billed to farmers for sales made by these customers for transgenic products comprised more than 10% of total sales and licensing fees. The table below presents the approximate amount of annual sales and licensing fees to each of the customers. These amounts were reported in D&PL's domestic segment.

     Customer            2003                  2002                  2001
---------------  ------------------   -------------------   -------------------
    A                $31,842,000           $29,034,000           $31,833,000
    B                 56,911,000            46,752,000            54,937,000
    C                 54,791,000            56,532,000            72,358,000

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

Information about D&PL's segments for the years ended August 31, is as follows (in thousands):

                            2003                 2002                  2001
                       ---------------     ---------------       ---------------
Net sales and
 licensing fees
     Domestic             $  251,922           $  225,402            $  261,883
     International            29,354               32,405                43,923
                       ---------------     ---------------       ---------------
                          $  281,276           $  257,807            $  305,806
                       ===============     ===============       ===============

Operating income
     Domestic             $   55,885           $   44,554            $   43,429
     International               756                5,276                 8,241
                       ---------------      --------------        --------------
                          $   56,641           $   49,830            $   51,670
                       ===============      ==============        ==============

Capital expenditures
     Domestic             $    5,613           $    5,922            $    6,594
     International             2,685                2,462                   872
                       ---------------      --------------        --------------
                          $    8,298           $    8,384            $    7,466
                       ===============      ==============        ==============

Information about the financial position of D&PL's segments as of August 31, is as follows (in thousands):

                                             2003                  2002
                                        ---------------       ---------------
Long-term assets
    Domestic                             $     59,640          $    60,004
    International                              16,651               14,670
                                        ---------------       --------------
                                         $     76,291          $    74,674
                                        ===============       ===============

Total assets
    Domestic                             $    403,976          $   368,345
    International                              27,576               14,797
                                        ---------------       ---------------
                                         $    431,552          $   383,142
                                        ===============       ===============

13.  RELATED PARTY TRANSACTIONS

The chairman of the Board of Directors of D&PL is also a director for Stephens Group, Inc. In October 2003, he retired as an officer of Stephens Group, Inc. and as a director and officer for Stephens, Inc., a full service investment bank; however, he remains a consultant and an employee of these companies. Stephens Group, Inc. and Stephens, Inc. are stockholders of D&PL. During 2002, D&PL paid consulting fees to Stephens, Inc. of approximately $306,000 relating to the DeltaMax formation.

During 2003, 2002 and 2001, a partner of two law firms (he changed firms in October 2001) that represented D&PL was also a stockholder and D&PL's corporate secretary. D&PL paid legal fees to those firms of approximately $633,000, $628,000, and $833,000 in 2003, 2002 and 2001, respectively.

During 2002 and 2001, the Institute of Molecular Agrobiology ("IMA"), which is owned by the National University of Singapore and the National Science and Technology Board of Singapore, conducted contract research upon D&PL's instruction related to the development of certain technologies for varietal crops such as cotton and soybeans. D&PL paid approximately $249,000 and $406,000 in 2002 and 2001, respectively, for such research projects. Dr. Chua, a member of the Board of Directors of D&PL, was the Chairman of the Management Board of Directors of IMA until September 2000 and Deputy Chairman from that time until September 2001 and was also Chairman of the Board of an affiliate of IMA,

IMAGEN, until August 2001. IMAGEN, together with Singapore Bio-Innovations Pte. Ltd., STIC Investments Pte. Ltd., and OCBC Wearnes and Walden Investments Pte. Ltd., own 20% of the stock of D&PL China Pte. Ltd.

During 2003, DeltaMax paid Temasek Life Science Laboratory ("Temasek") approximately $811,000 for research activities Temasek conducted for DeltaMax. Temasek is a related party of Temasek Capital and Temasek Holdings. Dr. Chua, a member of the Board of Directors of D&PL, was the Chief Scientific Advisor of Temasek Capital from April 2001 to March 2003 and was appointed to be Corporate Advisor to Temasek Holdings from April 2003 through March 2004.

14. DERIVATIVE FINANCIAL INSTRUMENTS

Other comprehensive loss includes the following related to the Company's soybean hedging program for the years ended August 31, 2003 and 2002 (in thousands):

                                                            2003        2002
                                                         ---------   ----------

Deferred net gain, beginning of year                     $    304    $     210

Net gains (losses) on hedging instruments
  arising during the year                                     463         (222)
Reclassification adjustment of (gains)
  losses on hedging instruments to earnings                  (505)         316
                                                         ---------   ----------
Net change in accumulated other comprehensive loss            (42)          94
                                                         ---------   ----------
Deferred net gain on derivative instruments
  included in other comprehensive loss at end of year    $    262    $     304
                                                         =========   ==========

The net gain of $262,000 included in accumulated other comprehensive loss at August 31, 2003, consists of net unrealized gains of $260,000 and net realized gains of $2,000, which will be recognized in earnings within the next twelve months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions.

For the years ended August 31, 2003, and August 31, 2002, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges.


15.   ACQUISITION OF D&M INTERNATIONAL, LLC
                                                           1
On May 28, 2002, D&M International, LLC redeemed Pharmacia's 50% interest in D&M International, LLC for cash of approximately $4.8 million. D&PL and
        1
Monsanto formed D&M International, LLC in 1995 to introduce cotton planting seed in international markets combining D&PL's acid delinting technology and elite germplasm and Monsanto's Bollgard and Roundup Ready gene technologies. In April 2002, Pharmacia activated a cross purchase provision in the operating agreement for D&M International, LLC and D&PL notified Pharmacia that it elected to have D&M International, LLC redeem Pharmacia's 50% interest in the company. As a result of the redemption of Pharmacia's interest, D&PL now owns all of D&M International, LLC.

----------------------------
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company. Pursuant to the closing of a merger on April 16, 2003, Pharmacia Corporation merged with and into a wholly-owned subsidiary of Pfizer Inc. Pharmacia survived the merger as a wholly-owned subsidiary of Pfizer Inc.

In this document, with respect to events occurring on or before March 31, 2000, the term "Monsanto" refers to the entity then designated Monsanto Company and renamed Pharmacia Corporation on that date. With respect to events occurring between March 31, 2000 and April 16, 2003, this entity is referred to as "Pharmacia". With respect to events occurring after April 16, 2003, the entity referred to as "Pharmacia" is that entity which on that date became a wholly-owned subsidiary of Pfizer Inc. With respect to events occurring after March 31, 2000, the entity formed as Monsanto Ag Company and renamed Monsanto Company (NYSE: MON) on March 31, 2000, is referred to as "Monsanto".

The acquisition of the 50% interest in D&M International, LLC has been accounted for as a purchase business combination, and the results of its operations have been included in D&PL's consolidated statement of operations from the date of acquisition. The allocation of the purchase price resulted in no goodwill. Pro forma results of operations for the year ended August 31, 2002 had the acquisition occurred at the beginning of the period would not have been materially different than reported results for the period.

16.   COMMITMENTS AND CONTINGENCIES

Product Liability Claims

D&PL is named as a defendant in various lawsuits that allege, among other things, that certain of D&PL's products (including those containing Monsanto's technology) did not perform as the farmer had anticipated or expected. In some of these cases, Monsanto and/or the dealer or distributor who sold the seed are also named as defendants. In all cases where the seed sold contained either or both of Monsanto's Bollgard and/or Roundup Ready gene technologies, and where the farmer alleged a failure of one or more of those technologies, D&PL has tendered the defense of the case to Monsanto and requested indemnity. Pursuant to the terms of the February 2, 1996 Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") and the February 2, 1996 Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") (both as amended December 1999, January 2000 and March 2003 and the Roundup Ready Agreement as additionally amended July 1996) D&PL has a right to be contractually indemnified by Monsanto against all claims arising out of the failure of Monsanto's gene technology. Pharmacia remains liable for Monsanto's performance under these indemnity agreements. Some of the product liability lawsuits contain varietal claims which are aimed solely at D&PL. D&PL does not have a right to indemnification from Monsanto for any claims involving varietal characteristics separate from or in addition to the failure of the Monsanto technology. D&PL believes that the resolution of these matters will not have a material impact on the consolidated financial statements. D&PL intends to vigorously defend itself in these matters.

Other Matters

On July 15, 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners pertaining to four matters under the Bollgard(R) and Roundup Ready(R) Licenses for the United States and two matters under license agreements for Argentina and the Republic of South Africa, respectively. Monsanto's notice of dispute asserts that D&PL's failure to address these issues would be a breach of D&PL obligations under the relevant agreements and reserves all of Monsanto's rights under these agreements. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of three additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices have been submitted to a panel of senior executives. D&PL is committed to participating in good faith resolution of the issues in dispute. Any issues not resolved by the executive panel may be submitted to binding arbitration as provided in the relevant agreements.

On July 23, 2003, D&PL was named as a defendant along with a local resident in a lawsuit filed in the Circuit Court of Dunklin County, Missouri. This case was removed to the United States District Court for the Eastern District of Missouri, Southwest Division, on August 22, 2003, and a motion to remand the case back to state court is now pending. The lawsuit alleges that D&PL committed certain business torts, including malicious prosecution of a civil action, interference with contractual relationships and other claims when D&PL pursued a claim in an earlier lawsuit against the plaintiff in this litigation. The defense of this claim has been tendered to D&PL's liability and insurance carriers. D&PL's insurance carriers have agreed to provide a defense to this action and indemnity subject to the reservation of certain specific rights. This case is in the very early pre-trial phase and intitial discovery is now ongoing.

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

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $669,000 at October 31, 2003 exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make available seed for sale in Central America and Mexico.

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

D&PL issued 1,066,667 shares (after effect of stock splits) of Series M Convertible Non-Voting Preferred Stock, as consideration for the purchase in 1996 of Hartz Cotton, Inc. from Monsanto. The holders of Series M Preferred Stock are entitled to receive dividends at the same rate per share as is paid from time to time on each share of the Common Stock of D&PL, and no more, when and as declared by the Board of Directors. In the event of any liquidation, dissolution or winding up of D&PL, either voluntary or involuntary, the holders of Series M Preferred Stock shall be entitled to receive, prior to and in preference to any distribution to holders of Common Stock or any other class of security of D&PL, $13.936 per share of Series M Preferred Stock. The Series M Preferred Stock became convertible on February 2, 2003, the seventh anniversary of the date on which the Series M Preferred Stock was issued.

Stock Option Plans

The 1993 Stock Option Plan authorized options to purchase up to 2,560,000 shares (after effect of all stock splits) of Common Stock at an option price not less than the market price on the date of grant.

The 1995 Long-Term Incentive Plan, as amended and restated in March 2000, (the "LTIP") allows for the awarding of stock options to officers, key employees and directors. The amended and restated 1995 plan eliminates the ability of the Board of Directors to award stock appreciation rights, restricted shares of common stock and performance unit credits. Under the LTIP, options to purchase 5,120,000 shares (after effect of stock splits) of Common Stock of D&PL were available for grant. Shares subject to options and awards which expire unexercised are available for new option grants and awards. New members of the Board of Directors receive automatic grants of options to purchase 62,222 shares upon being named to the Board and each director is given an additional annual grant of options to purchase 2,666 shares for each of the second through sixth year each director serves as such (which grants began in 1998). At the March 30, 2000 Annual Meeting, the Board of Directors agreed to grant options to each Director for 80,000 shares of D&PL Common Stock. Such options are exercisable ratably over five years commencing after one year from the date of grant.

Additional information regarding options granted and outstanding is summarized below:

Stock Options                       Number of
                                     Shares                  Price Range
                                 --------------     --------------------------
Outstanding at August 31, 2000       4,437,620           $  4.67      $  49.31
Granted                                 84,218             23.68         25.19
Exercised                             (165,508)             4.67         22.36
Lapsed or canceled                    (300,370)            15.71         49.31
                                 --------------     ------------    ----------
Outstanding at August 31, 2001       4,055,960              4.67         49.31
Granted                                682,496             17.85         20.47
Exercised                             (200,338)             4.67         19.62
Lapsed or canceled                    (500,299)            16.91         49.31
                                 --------------     ------------    ----------
Outstanding at August 31, 2002       4,037,819              4.67         47.31
Granted                                258,554             18.28         23.99
Exercised                             (213,545)             4.67         24.25
Lapsed or canceled                     (98,846)            17.85         41.69
                                 --------------     ------------    ----------
Outstanding at August 31, 2003       3,983,982           $  4.67      $  47.31
                                 ==============     ============    ==========

The weighted average fair values of options granted in fiscal 2003, 2002 and 2001 were $6.41, $6.49 and $10.41 per share, respectively. The fair value for these options was estimated at the date of grant, using a Black-Scholes Option Pricing Model with the following assumptions:

                                2003                2002               2001
                           --------------     ---------------    ---------------
Expected dividend yield              1%                  3%                 3%
Expected option lives           8 years             5 years            5 years
Expected volatility              24.99%              33.52%             39.09%
Risk-free interest rates          3.07%               5.54%              5.86%

The following table summarizes certain information about outstanding and exercisable stock options at August 31, 2003:

                        Options Outstanding             Options Exercisable
                  ----------------------------------  -------------------------
                            Weighted
                              Average      Weighted                  Weighted
                             Remaining      Average                   Average
  Exercise Price          Contractual Life Exercise                  Exercise
      Range         Number    in Years      Price       Number         Price
----------------  ----------  --------  ------------  ----------     ----------
$  4.67 to 16.50     735,130     1.4     $   8.42        735,130      $    8.42
$ 16.91 to 28.90   3,165,192     6.2        20.77      1,860,981          21.82
$ 32.80 to 39.19      81,660     5.2        35.90         67,990          35.96
$ 41.69 to 47.31       2,000     4.7        47.31          2,000          47.31
                  ----------                          ----------
                   3,983,982                           2,666,101

Treasury Stock

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of D&PL's common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of D&PL's Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2003, D&PL had repurchased 1,303,000 shares at an aggregate purchase price of approximately $23,798,000 under this program. D&PL purchased 310,100 shares at an aggregate purchase price of $6,135,000 under this plan in the year ended August 31, 2003.

Earnings Per Share

Dilutive common share equivalents consist of both D&PL's Series M Convertible Non-Voting Preferred Shares and outstanding stock options under D&PL's 1993 Stock Option Plan and the 1995 Long-Term Incentive Plan. Approximately 1,117,000, 2,259,000 and 748,000 outstanding stock options were not included in the computation of diluted earnings per share for the years ended August 31, 2003, 2002 and 2001, respectively, because the effect of their exercise was not dilutive based on the average market price of D&PL's common stock for each respective reporting period.

The table below reconciles the basic and diluted per share computations:

                                          For the Twelve Months Ended August 31,
                                         ---------------------------------------
                                           2003           2002          2001
                                        -----------    -----------   -----------
Income:
Net income                               $  27,805      $  30,339     $  32,307
Less:  Preferred stock dividends              (288)          (213)         (160)
                                        -----------    -----------   -----------
Net income for basic EPS                    27,517         30,126        32,147
Effect of Dilutive Securities:
Convertible Preferred Stock Dividends          288            213           160
                                        -----------    -----------   -----------
Net income available to common
stockholders plus assumed conversions
 - for diluted EPS                       $  27,805      $  30,339     $  32,307
                                        ============   ===========   ===========
Shares:
Basic EPS shares                            38,113         38,362        38,473
Effect of Dilutive Securities:
Options to purchase common stock               414            352           571
Convertible preferred stock                  1,067          1,067         1,067
                                        ------------   ------------  -----------
Diluted EPS shares                          39,594         39,781        40,111
                                        ============   ============  ===========
Per Share Amounts:
Basic                                    $    0.72      $    0.79     $    0.84
                                        ============   ============  ===========
Diluted                                  $    0.70      $    0.76     $    0.81
                                        ============   ============  ===========

18.   UNAUDITED QUARTERLY FINANCIAL DATA

All of D&PL's domestic seed products (including those containing Bollgard and Roundup Ready technologies) are subject to return and credit risks, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales and net income, are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season (during D&PL's third and fourth fiscal quarters). D&PL provides for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to D&PL's operating results are recorded when such differences become known, typically in D&PL's fourth quarter. All significant returns occur or are accounted for by fiscal year end. We also offer various sales incentive programs for seed and participate in such programs related to the Bollgard and Roundup Ready technology fees offered by Monsanto. Generally, under these programs, if a farmer plants his seed and the crop is lost (usually due to inclement weather) by a certain date, a portion of the price of the seed and technology fees are forgiven or rebated to the farmer. The amount of the refund and the impact to D&PL depends on a number of factors including whether the farmer can replant the crop that was destroyed. We record monthly estimates to account for these programs. The majority of program rebates occur during the second and third quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end. Generally, international sales are not subject to return. A substantial portion of Company sales is concentrated in the second and third fiscal quarters. As a result, D&PL generally expects to incur losses in the first and fourth quarters. Management believes that such seasonality is common throughout the seed industry.

Summarized unaudited quarterly financial data is as follows:
(In thousands, except per share data)

--------------------------------------------------------------------------------
Fiscal 2003: Three months ended
                               November 30   February 28    May 31    August 31
--------------------------------------------------------------------------------

Net sales and licensing fees      $ 5,599    $ 107,537    $  168,936   $   (796)
Gross profit                        1,760       42,161        58,389        (17)
Net (loss) income applicable to
    common shares (2)              (7,484)      16,068        28,401     (9,468)
Net (loss) income per
    share-basic (1) (2)             (0.20)        0.42          0.75      (0.25)
Weighted average number of
    shares used in quarterly per
    share calculations-basic       38,176       38,124        38,049     38,103
Net (loss) income per
    share- diluted (1) (2)          (0.20)        0.41          0.72      (0.25)
Weighted average number of
    shares used in quarterly per
    share calculations-diluted     38,176       39,556        39,598     38,103
--------------------------------------------------------------------------------

Fiscal 2002: Three months ended
                               November 30   February 29    May 31    August 31
--------------------------------------------------------------------------------

Net sales and licensing fees      $ 8,253    $ 111,867     $ 135,386    $ 2,301
Gross profit                        2,804       40,122        49,050        573
Net (loss) income applicable to
    common shares                  (4,538)      17,721        25,012     (8,069)
Net (loss) income per
    share-basic(1)                  (0.12)        0.46          0.65      (0.21)
Weighted average number of
    shares used in quarterly per
    share calculations -basic      38,385       38,454        38,343     38,267
Net (loss) income per
    share- diluted (1)              (0.12)        0.44          0.63      (0.21)
Weighted average number of
    shares used in quarterly per
    share calculations- diluted    38,385       39,991        39,769     38,267

--------------------------------------------------------------------------------

Fiscal 2001: Three months ended
                               November 30   February 28    May 31    August 31
--------------------------------------------------------------------------------

Net sales and licensing fees      $ 9,694     $ 150,154    $ 139,331   $  6,627
Gross profit                        2,295        51,782       48,596      2,897
Net (loss) income applicable to
    common shares (3)              (4,958)       23,843       22,885     (9,623)
Net (loss) income per
    share-basic (1) (3)             (0.13)         0.62         0.59      (0.25)
Weighted average number of
    shares used in quarterly per
    share calculations -basic      38,386        38,425       38,963     38,543
Net (loss) income per
    share- diluted (1) (3)          (0.13)         0.59         0.56      (0.25)
Weighted average number of
    shares used in quarterly per
    share calculations- diluted    38,386        40,101       40,667     38,543


(1) The sum of the quarterly net (loss) income per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter, whereas annual earnings per share are based on the annual weighted average shares deemed outstanding during the year. (2) The first and third quarters each include the effect of recording a $0.5 million charge in each quarter for the closing of two U.S. locations and reductions in the number of employees at an international wholly-owned subsidiary and at an international joint venture. (3) The fourth quarter includes the effect of recording a $6.3 million charge for the closing of a delinting plant and severance related to the reduction in operations and corporate staffs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 15, 2002, at the recommendation of the Audit Committee, the Board of Directors of D&PL engaged KPMG LLP ("KPMG") as D&PL's independent auditors. During fiscal 2000 and 2001 and through May 14, 2002, D&PL did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of D&PL, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

KPMG replaced the firm of Arthur Andersen LLP ("Arthur Andersen"), who was dismissed by D&PL's Board of Directors at the recommendation of the Audit Committee. In light of the uncertainties involving Arthur Andersen at the time of this change, D&PL's Board of Directors and Audit Committee determined that it was in the best interests of D&PL to appoint a different independent auditing firm.

Arthur Andersen issued an unqualified opinion on the consolidated financial statements of D&PL as of and for the years ended August 31, 2001 and 2000. To the knowledge of management, during the fiscal years ended August 31, 2001 and 2000, and in the subsequent period through the date of dismissal, there were no disagreements with Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the matter in connection with their report on the financial statements. Additionally, during such periods there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

D&PL requested, and Arthur Andersen furnished, a letter addressed to the Securities and Exchange Commission stating that Arthur Andersen agrees with the statements made by D&PL herein. A copy of that letter from Arthur Andersen to the Securities and Exchange Commission is filed as Exhibit 16 to this Annual Report on Form 10-K. For additional information, see Exhibit 23.02 hereto.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

D&PL's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of D&PL's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of August 31, 2003. Based on that evaluation, the chief executive officer and chief financial officer have concluded that D&PL's disclosure controls and procedures are effective to ensure that material information relating to D&PL and D&PL's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to these items is set forth in D&PL's Proxy Statement for the Annual Meeting of Stockholders to be held on January 15, 2004 to be filed with the Commission pursuant to Regulation 14(a) no later than December 30, 2003 and is incorporated herein by reference.

                                     PART IV



ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. Financial Statements - the following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

Independent Auditors' Report

Report of Independent Public Accountants

Consolidated Statements of Income - for each of the three years in the period ended August 31, 2003

Consolidated Balance Sheets - August 31, 2003 and 2002

Consolidated Statements of Cash Flows - for each of the three years in the period ended August 31, 2003

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income - for each of the three years in the period ended August 31, 2003

Notes to Consolidated Financial Statements

2. Financial Statement Schedule - the following financial statement schedule of Delta and Pine Land Company and subsidiaries is submitted in response to Part IV, Item 15:

Independent  Auditors'   Report.........................................53

Report of Independent Public Accountants................................54

Schedule II - Consolidated Valuation and Qualifying Accounts............55

All other schedules have been omitted as not required, not applicable or because all the data is included in the financial statements.

3. Exhibits

The exhibits to the Annual Report of Delta and Pine Land Company filed herewith are listed on Page 56.

4. Reports on Form 8-K

On September 12, 2003, D&PL filed a report on Form 8-K dated September 12, 2003 under Items 5 and 7 announcing a press release dated September 12, 2003, announcing court action in our lawsuit against Monsanto Company.

On October 28, 2003, D&PL filed a report on Form 8-K dated October 28, 2003 under Items 7 and 12 announcing a press release dated October 28, 2003, reporting results of operations and financial condition for the quarter and twelve months ended August 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 26, 2003.

DELTA AND PINE LAND COMPANY
(Registrant)


/s/ Jon E.M. Jacoby
--------------------------------------------                   November 26, 2003
By:  Jon E. M. Jacoby, Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                      Title                              Date


/s/ W. Thomas Jagodinski  President, Chief Executive           November 26, 2003
------------------------  Officer, and Director
W. Thomas Jagodinski      (Principal Executive Officer)


/s/ R.D. Greene           Vice President - Finance,            November 26, 2003
---------------------     Treasurer and Assistant Secretary
R. D. Greene              (Principal Financial and
                          Accounting Officer)


/s/ F. Murray Robinson    Vice Chairman and Director           November 26, 2003
---------------------
F. Murray Robinson


/s/ Stanley P. Roth       Vice Chairman and Director           November 26, 2003
---------------------
Stanley P. Roth


/s/ Nam-Hai Chua          Director                             November 26, 2003
---------------------
Nam-Hai Chua


/s/ Joseph M. Murphy      Director                             November 26, 2003
---------------------
Joseph M. Murphy


/s/ Rudi E. Scheidt       Director                             November 26, 2003
---------------------
Rudi E. Scheidt

                          Independent Auditors' Report



The Board of Directors of
Delta and Pine Land Company:

We have audited in accordance with auditing standards generally accepted in the United States, the 2003 financial statements of Delta and Pine Land Company included in this Form 10-K. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index of Part IV, Item 15(a)2, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic 2003 and 2002 financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic 2003 and 2002 financial statements taken as a whole.


KPMG LLP

Memphis, Tennessee
October 24, 2003

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

SCHEDULE II
DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                                  (In thousands)
                                      ----------------------------------------------------------------------------------
                                          Column A       Column B         Column C          Column D          Column E
Description                              Balance at      Charged                                               Balance
                                         Beginning       to Costs         Charged to                           at End
                                            of             and             Other                                 of
                                          Period         Expenses         Accounts         Deductions          Period
------------------------------------------------------------------------------------------------------------------------

Fiscal year ended August 31, 2001

Allowance for doubtful accounts      $      1,091     $       153       $        -         $   (57)(a)      $     1,187

Fiscal year ended August 31, 2002

Allowance for doubtful accounts      $      1,187     $       228       $     (303)(b)     $   (12)(a)      $     1,100

Fiscal year ended August 31, 2003

Allowance for doubtful accounts      $      1,100     $       476       $      472 (b)     $   (39)(a)      $     2,009

(a) Write off of uncollectible accounts, net of recoveries


(b) Amount charged to cumulative translation adjustment for fluctuations in non-U.S. dollar denominated reserves.

                                     INDEX
                     EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED AUGUST 31, 2003
                           DELTA AND PINE LAND COMPANY


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

10.01    Incentive Bonus Program. (6)

10.02 Delta and Pine Land Company Retirement Plan as amended and restated as of January 1, 1997 and further amended by Amendment No. 1 dated October 23, 2002, Amendment Nos. 2 and 3 dated December 20, 2002. (15)

10.03 Supplemental Executive Retirement plan dated May 22, 1992, and effective January 1, 1992. (6)

10.04    1993 Stock Option Plan of Registrant, as adopted on
         June 11, 1993. (1)(6)

10.05 Asset Purchase agreement between Delta and Pine Land Company and Cargill, Inc. dated May 2, 1994 (8)

10.06 Delta and Pine Land Company Savings Plan - Wells Fargo Bank Texas, N.A. Defined Contribution Master Plan and Trust Agreement, Adoption Agreement dated December 23, 2002, EGTRRA Amendment to the Wells Fargo Bank Texas, N.A. Defined Contribution Master Plan and Trust Agreement dated November 1, 2001, Post-EGTRRA Amendment to the Wells Fargo Bank Texas, N.A. Defined Contribution Master Plan and Trust Agreement dated September 11, 2003. (15)

10.07 Hartz Cotton Acquisition Agreement dated February 2, 1996 among Monsanto Company ("Monsanto"), Hartz Cotton, Inc. ("Hartz Cotton"), Delta and Pine Land Company (the "Company") and Paymaster Technology Corp. ("PTC"). (3)

10.08 Trademark License Agreement dated February 2, 1996 between Monsanto and D&PL. (3)

10.09 Registration Rights Agreement between D&PL and Monsanto dated February 2, 1996. (3)

10.10 Temporary Services Agreement dated February 2, 1996 between Monsanto, D&PL, and PTC. (3)

10.11 Research Facility Lease with Option to Purchase dated February 2, 1996 between Monsanto and PTC. (3)

10.12    Greenhouse Lease dated February 2, 1996 between Monsanto and PTC. (3)

10.13    Research Agreement dated February 2, 1996 between Monsanto and PTC. (3)

10.14    Partnership Agreement dated February 2, 1996 between D&PL and
         Monsanto.(3)

10.15 Marketing Services Agreement dated February 2, 1996 between D&PL, Monsanto and D&M Partners. (3)

10.16 Bollgard Gene License and Seed Services Agreement dated February 2, 1996 between Monsanto, D&M Partners, and D&PL. (3)

10.17 Roundup Ready Gene License and Seed Services Agreement dated February 2, 1996 between Monsanto, D&M Partners and D&PL. (3)

10.18 Option Agreement dated February 2, 1996 between Monsanto and D&PL. (3)(6)

10.19 Agreement between the D&PL Companies and the Sure Grow Companies, Sure Grow Shareholders and Sure Grow Principals dated May 20, 1996. (9)

10.20 Amended and Restated Delta and Pine Land Company 1995 Long-Term Incentive Plan, as adopted on February 6, 1996. (6)(15)

10.21 Amendment to Agreements dated as of December 8, 1999, by and between Monsanto Company, Registrant, D&M Partners, a partnership of Monsanto and D&PL, and Paymaster Technology Corp. (12)

10.22 D&M International Operating Agreement on March 10, 1995, between Delta and Pine Land Company, through its wholly-owned subsidiary D&PL International Technology Corp. and Monsanto Company. (13)

10.23 Bollgard II Gene License and Seed Services Agreement dated December 11, 2000. (11)

10.24 Roundup Ready Soybean License and Seed Services Agreement and the Amended and Restated Licensee Incentive Agreement. (11)

10.25 Bollgard Gene License Agreement by and between Monsanto Company, Delta and Pine Land Company, D&PL International Technology Corp., and D&M International and Amendment. (10)

10.26 Redemption Agreement dated as of May 28, 2002 among D&M International, L.L.C., D&PL International Technology Corp., Pharmacia Corporation, solely for the purposes of Section 1.2c and Articles II and III hereof, and Monsanto Company, and, solely for the purposes of Section
         3.2 hereof, Delta and Pine Land Company. (10)

10.27 Amendment to Bollgard Gene License and Seed Services Agreement of February 2, 1996 dated March 26, 2003. (15)

10.28 Amendment to Roundup Ready Gene License and Seed Services Agreement of February 2, 1996 dated March 26, 2003. (15)

14.00    Delta and Pine Land Company Code of Business Conduct and Ethics (15)

16.00 Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 14, 2002 regarding change in certifying accountant (5)

21.01    Subsidiaries of the Registrant. (15)

23.01    Independent Auditors' Consent. (15)

23.02    Notice Regarding Consent of Arthur Andersen LLP. (15)

31.01    Section 302 Certification of Principal Executive Officer. (15)

31.02    Section 302 Certification of Principal Financial Officer. (15)

32.01    Certification of Periodic Financial Report Pursuant to 18 U.S.C.
         Section 1350 by Principal Executive Officer. (15)

32.02    Certification of Periodic Financial Report Pursuant to 18 U.S.C.
         Section 1350 by Principal Financial and Accounting Officer. (15)



-------------------------
(1) All incorporated by reference from Registration Statement on Form S-1, File No. 33-61568, filed June 29, 1993 except as otherwise noted herein.
(2)  Incorporated by reference from Form 8-K filed May 14, 1998
(3) Incorporated by reference from Form 8-K, File No. 000-14136, filed February 19, 1996
(4) Incorporated by reference from Form 8-A, File No. 000-21293,filed September 3, 1996
(5)  Incorporated by reference from Form 8-K filed May 17, 2002
(6)  Represents management contract or compensatory plan
(7) Incorporated by reference from Form 10-Q, File No. 000-21788,filed July 14, 1995
(8)  Incorporated by reference from Form 8-K filed May 16, 1994
(9) Incorporated by reference from Form 8-K, File No. 000-21788, filed June 4, 1996
(10) Incorporated by reference from Form 10-K filed November 25, 2002
(11) Incorporated by reference from Form 10-K filed November 29, 2001
(12) Incorporated by reference from Form 8-K filed May 18, 2000
(13) Incorporated by reference from Form 8-K filed September 14, 2000
(14) Incorporated by reference from Form 10-K filed November 24, 1998
(15) Filed herewith