Form 10-Q
period 2003-11-30
DELTA & PINE LAND CO
filed 2004-01-14
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2003 or

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

Common Stock, $0.10 Par Value - 38,078,917 shares outstanding as of December 31, 2003.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - November 30, 2003,
             August 31, 2003, and November 30, 2002                           3

    Consolidated Statements of Operations - Three Months
             Ended November 30, 2003 and November 30, 2002                    4

    Consolidated Statements of Cash Flows - Three Months
             Ended November 30, 2003 and November 30, 2002                    5

    Notes to Consolidated Financial Statements                                6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             12

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk      16

   Item 4.   Controls and Procedures                                         17

PART II.  OTHER INFORMATION
   Item 1.   Legal Proceedings                                               17
   Item 2.   Changes in Securities and Use of Proceeds                       20
   Item 3.   Defaults Upon Senior Securities                                 20
   Item 4.   Submission of Matters to a Vote of Security Holders             20
   Item 5.   Business                                                        21
   Item 6.   Exhibits and Reports on Form 8-K                                28
             Signatures                                                      29

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                             November 30,         August 31,          November 30,
                                                                                2003                 2003                 2002
                                                                         ------------------   -----------------    -----------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $        119,515     $        143,285     $         95,611
Receivables, net                                                                   11,222              166,952               11,337
Inventories                                                                        61,463               32,231               61,695
Prepaid expenses                                                                    1,618                2,116                1,575
Deferred income taxes                                                              10,677               10,677               11,214
                                                                         ------------------   -----------------    -----------------
    Total current assets                                                          204,495              355,261              181,432
PROPERTY, PLANT AND EQUIPMENT, net                                                 63,220               64,441               62,693
EXCESS OF COST OVER NET ASSETS OF
      BUSINESSES ACQUIRED, net                                                      4,183                4,183                4,187
INTANGIBLES, net                                                                    5,451                5,470                3,913
INVESTMENT IN AFFILIATE                                                               413                  328                  635
OTHER ASSETS                                                                        1,778                1,869                2,358
                                                                         ------------------   -----------------    -----------------
TOTAL ASSETS                                                             $        279,540     $        431,552     $        255,218
                                                                         ==================   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
Notes payable                                                            $            248     $             40     $          1,805
Accounts payable                                                                   20,338               17,966               16,775
Accrued expenses                                                                   34,516              176,150               30,285
Income taxes payable                                                                6,069                9,894                6,887
                                                                         ------------------   -----------------    -----------------
     Total current liabilities                                                     61,171              204,050               55,752
                                                                         ------------------   -----------------    -----------------
LONG-TERM DEBT                                                                      1,598                1,557                1,225
                                                                         ------------------   -----------------    -----------------
DEFERRED INCOME TAXES                                                               5,240                5,220                3,125
                                                                         ------------------   -----------------    -----------------
COMMITMENTS AND CONTINGENCIES (Note 12)
                                                                         ------------------   -----------------    -----------------
MINORITY INTEREST IN SUBSIDIARIES                                                   5,183                3,618                2,971
                                                                         ------------------   -----------------    -----------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share; 2,000,000 shares authorized
   Series A Junior Participating Preferred, par value $0.10 per share;
          456,989 shares authorized; no shares issued or outstanding                    -                    -                    -
   Series M Convertible Non-Voting Preferred, par value $0.l0 per share;
          1,066,667 shares authorized, issued and outstanding                         107                  107                  107
Common stock, par value $0.10 per share; 100,000,000 shares authorized;
          39,569,060, 39,525,116 and 39,367,005 shares issued;
          38,087,794, 38,107,850 and 38,178,439 shares outstanding                  3,957                3,953                3,937
Capital in excess of par value                                                     55,596               54,850               52,229
Retained earnings                                                                 178,717              189,610              162,988
Accumulated other comprehensive loss                                               (4,565)              (5,442)              (5,761)
Treasury stock, at cost; 1,481,266, 1,417,266 and 1,188,566 shares                (27,464)             (25,971)             (21,355)
                                                                         ------------------   -----------------    -----------------
TOTAL STOCKHOLDERS' EQUITY                                                        206,348              217,107              192,145
                                                                         ------------------   -----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $        279,540     $        431,552     $        255,218
                                                                         ==================   =================    =================



   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                              November 30,        November 30,
                                                 2003                2002
                                         -----------------   ------------------

NET SALES AND LICENSING FEES             $         13,845    $          5,599
COST OF SALES                                       8,036               4,288
                                         -----------------   ------------------
GROSS PROFIT                                        5,809               1,311
                                         -----------------   ------------------
OPERATING EXPENSES:
   Research and development                         4,136               3,557
   Selling                                          2,742               2,419
   General and administrative                       4,381               3,567
                                         -----------------   ------------------
                                                   11,259               9,543
SPECIAL CHARGES                                         -                (500)
                                         -----------------   ------------------
OPERATING LOSS                                     (5,450)             (8,732)

INTEREST INCOME, net                                  373                 388
OTHER EXPENSE                                      (3,172)             (2,127)
EQUITY IN NET LOSS OF AFFILIATE                      (415)               (460)
MINORITY INTEREST IN EARNINGS OF
   SUBSIDIARIES                                    (1,989)               (457)
                                         -----------------   ------------------

LOSS BEFORE INCOME TAXES                          (10,653)            (11,388)
INCOME TAX BENEFIT                                  3,675               3,957
                                         -----------------   ------------------

NET LOSS                                           (6,978)             (7,431)
DIVIDENDS ON PREFERRED STOCK                         (107)                (53)
                                         -----------------   ------------------
NET LOSS APPLICABLE TO COMMON SHARES     $         (7,085)   $         (7,484)
                                         =================   ==================

BASIC AND DILUTED NET LOSS PER SHARE     $          (0.19)   $          (0.20)
                                         =================   ==================

NUMBER OF SHARES USED IN BASIC AND
    DILUTED NET LOSS
    PER SHARE CALCULATIONS                         38,099              38,176
                                         =================   ==================

DIVIDENDS PER COMMON SHARE               $           0.10    $           0.05
                                         =================   ==================



   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                             November 30,        November 30,
                                                 2003                 2002
                                          ------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                               $         (6,978)    $         (7,431)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
       Depreciation and amortization                 2,018                1,735
       Loss on disposition of assets                    11                    -
       Equity in net loss of affiliate                 415                  460
       Foreign exchange (gain) loss                    (78)                  54
       Minority interest in earnings of
          subsidiaries                               1,989                  457
       Changes in assets and liabilities:
              Receivables                          155,755              134,478
              Inventories                          (28,740)             (21,532)
              Prepaid expenses                         611                  686
              Intangibles and other assets              41                   84
              Accounts payable                       2,253                  289
              Accrued expenses                    (141,479)            (113,334)
              Income taxes                          (3,683)              (5,232)
                                          ------------------   -----------------
    Net cash used in operating activities          (17,865)              (9,286)
                                          ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                 (699)              (1,078)
  Sale of investments and property                      39                   11
  Investment in affiliate                             (500)                (400)
                                          ------------------   -----------------
    Net cash used in investing activities           (1,160)              (1,467)
                                          ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                          (36)                (334)
  Dividends paid                                    (3,915)              (1,962)
  Proceeds from long-term debt                           -                  106
  Proceeds from short-term debt                        245                  450
  Minority interest in dividends paid by
    subsidiary                                        (424)                   -
  Payments to acquire treasury stock                (1,493)              (1,519)
  Proceeds from exercise of stock options              571                  415
                                          ------------------   -----------------
    Net cash used in financing activities           (5,052)              (2,844)
                                          ------------------   -----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES             307                  117

NET DECREASE IN CASH AND CASH EQUIVALENTS          (23,770)             (13,480)
CASH AND CASH EQUIVALENTS, August 31               143,285              109,091
                                          ------------------   -----------------
CASH AND CASH EQUIVALENTS, November 30    $        119,515     $         95,611
                                          ==================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the three months for:
   Interest, net of capitalized interest  $              5     $             20
   Income taxes                           $              9     $            950

 Noncash financing activities:
   Tax benefit of stock option exercises  $            200     $            300


   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. The business of Delta and Pine Land Company and its subsidiaries ("D&PL") is seasonal in nature; thus, the results of operations for the three month periods ended November 30, 2003 and November 30, 2002 or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. D&PL's investment in 50%-owned affiliate DeltaMax Cotton, LLC is accounted for using the equity method. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2003.

Reclassifications

In the consolidated income statement for the three month period ended November 30, 2003, certain expenses historically classified as Research and Development in Operating Expenses have been reclassified as Cost of Sales. These expenses for the prior year period have also been reclassified for consistency. The expenses relate to certain activities performed by the Technical Services department. As the sales of transgenic varieties have increased as a percentage of our Net Sales and Licensing Fees over the past several years, certain technical services department activities have become more related to preparing seed for sale than to Research and Development activities. The activities for which expenses have been reclassified relate primarily to the increase of seed quantities to allow us to offer certain varieties commercially and to late-stage trials performed to ensure that varieties that have been chosen to be offered commercially meet agronomic and transgenic requirements contained in certain of our third party licenses. The amount of expenses reclassified for the three month periods ended November 30, 2003 and 2002 were $483,000 and $449,000, respectively.

2. COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended November 30, 2003 and November 30, 2002, was (in thousands):

                                                   Three Months Ended

                                           November 30,          November 30,
                                               2003                  2002
                                      -------------------    -------------------

Net loss                              $           (6,978)    $           (7,431)
Other comprehensive income:
    Foreign currency translation gains               629                     60
    Net realized and unrealized gains
        on hedging instruments                       248                    118
    Income tax expense related to
        other comprehensive income                  (303)                   (62)
                                      -------------------    -------------------
Other comprehensive income, net of tax               574                    116
                                      -------------------    -------------------
Total comprehensive loss              $           (6,404)    $           (7,315)
                                      ===================    ===================


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

D&PL's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Profit and loss information is reported by segment to the chief operating decision maker and D&PL's Board of Directors. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in D&PL's Form 10-K filed for the year ended August 31, 2003.

Information about D&PL's segments for the three month periods ended November 30, 2003 and November 30, 2002, is as follows (in thousands):

                                                 Three Months Ended
                                                 ------------------
                                         November 30,            November 30,
                                             2003                    2002
                                      -------------------    -------------------

       Net sales and licensing fees
            Domestic                  $              839     $              426
            International                         13,006                  5,173
                                      -------------------    -------------------
                                      $           13,845     $            5,599
                                      ===================    ===================

       Operating (loss) income
            Domestic                  $           (8,596)    $           (8,875)
            International                          3,146                    143
                                      -------------------    -------------------
                                      $           (5,450)    $           (8,732)
                                      ===================    ===================


4. SIGNIFICANT CHANGES IN ASSETS AND LIABILITIES FROM AUGUST 31, 2003

Accounts receivable decreased approximately $155,730,000 to $11,222,000 at November 30, 2003 from $166,952,000 at August 31, 2003. This decrease is primarily related to the collection of the 2003 technology sublicense fees in September 2003. The corresponding decrease in accrued expenses is primarily related to the royalty payments made by the Company for the Bollgard and Roundup Ready licensing fees on fiscal year 2003 sales in September 2003.

5. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

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

Statement of Financial Accounting Standards ("SFAS") No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires additional annual disclosures about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132 (Revised 2003) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. D&PL will be required to present this interim disclosure in its May 31, 2004 quarterly financial statements.

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


SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123," was issued in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under which compensation cost for stock options is recognized. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This required disclosure is included in Note 6.

6. STOCK-BASED COMPENSATION PLANS

As permitted by both SFAS No. 123, "Accounting for Stock -Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123," D&PL applies Accounting Principles Board Opinion 25 in accounting for its employee stock option plans. Therefore, no compensation expense for stock options is deducted in determining net income, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the grant date. For further information about D&PL's employee stock option plans, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2003.

The following table illustrates the effect on net loss and net loss per share if D&PL had recorded compensation expense in accordance with the fair value provisions of SFAS No. 123.

                                                Three Months Ended
                                                ------------------
                                       November 30, 2003      November 30, 2002
                                      -------------------    -------------------

  Net loss:
    As reported                       $         (6,978)      $         (7,431)
    Less: Total stock-based
          compensation expense
          determined under the fair
          value based method for all
          awards, net of related tax
          effects                                 (812)                  (883)
                                      -------------------    -------------------
    Pro forma                         $         (7,790)      $         (8,314)
                                      ===================    ===================

  Basic net loss per share:
    As reported                       $          (0.19)      $          (0.20)
                                      ===================    ===================
    Pro forma                         $          (0.21)      $          (0.22)
                                      ===================    ===================

  Diluted net loss per share:
    As reported                       $          (0.19)      $          (0.20)
                                      ===================    ===================
    Pro forma                         $          (0.21)      $          (0.22)
                                      ===================    ===================

7.  INVENTORIES

Inventories consisted of the following as of (in thousands):
                       November 30,         August 31,          November 30,
                           2003                2003                 2002
                    ------------------   -----------------    -----------------

Finished goods      $         30,032     $         21,476     $         35,049
Raw materials                 36,470               17,062               34,175
Growing crops                    929                1,199                  529
Supplies                       1,234                  733                1,035
                    ------------------   -----------------    -----------------
                              68,665               40,470               70,788
Less reserves                 (7,202)              (8,239)              (9,093)
                    ------------------   -----------------    -----------------
                    $         61,463     $         32,231     $         61,695
                    ==================   =================    =================

Finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. Inventory reserves relate to estimated excess and obsolete inventory. The provision recorded for excess and obsolete inventory for the three month periods ended November 30, 2003 and 2002 were $372,000 and $1,190,000 respectively. See Note 11 for description of hedging activities.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of (in thousands):

                               November 30,      August 31,        November 30,
                                   2003             2003               2002
                              ---------------   --------------    --------------

Land and improvements         $        5,175    $       5,124     $       5,045
Buildings and improvements            41,907           41,272            37,563
Machinery and equipment               58,555           56,202            53,243
Germplasm                              7,500            7,500             7,500
Breeder and foundation seed            2,014            2,000             2,000
Construction in progress               3,562            5,464             4,494
                              ---------------   --------------    --------------
                                     118,713          117,562           109,845
Less accumulated depreciation        (55,493)         (53,121)          (47,152)
                              ---------------   --------------    --------------
                              $       63,220    $      64,441     $      62,693
                              ===============   ==============    ==============

9. INTANGIBLES AND EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED

The components of identifiable intangible assets follow as of (in thousands):

                               November 30, 2003                       August 31, 2003                        November 30, 2002
                         -----------      ---------------      --------------    ----------------      ------------- ---------------
                          Gross                                   Gross                                   Gross
                         Carrying         Accumulated           Carrying           Accumulated           Carrying        Accumulated
                          Amount          Amortization           Amount           Amortization            Amount        Amortization
Trademarks               $    3,182      $       (820)        $      3,182       $        (800)        $     3,182     $       (741)
Commercialization
  agreements                    400               (72)                 400                 (65)                400              (44)
Licenses                      1,100                 -                1,100                   -                   -                -
Patents                         476               (87)                 426                 (84)                295              (76)
Other                         1,967              (695)               1,959                (648)              1,395             (498)
                         -----------     ---------------      --------------     ----------------      -------------  --------------
                         $    7,125      $     (1,674)        $      7,067       $      (1,597)        $     5,272    $      (1,359)
                         ===========     ===============      ==============     ================      =============  ==============

Amortization expense for identifiable intangible assets during the three month period ended November 30, 2003 was approximately $80,000. Identifiable intangible asset amortization expense is estimated to be $220,000 for the remainder of 2004 and $300,000 in each of the fiscal years from 2005 through 2009.

During the fourth quarter of 2003, "EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED" ("goodwill") attributable to the domestic segment was tested for impairment by comparing its implied fair value to its carrying value. Based on management's impairment test, management determined that none of the goodwill recorded was impaired.

10. INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax Cotton, LLC ("DeltaMax"), a limited liability company jointly owned with Verdia, Inc. (formerly known as MaxyAg, Inc.), a wholly-owned subsidiary of Maxygen, Inc. Established in May 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cotton seed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the quarters ended November 30, 2003, and November 30, 2002, D&PL's equity in the net loss of DeltaMax was $415,000 and $460,000, respectively.


11. DERIVATIVE FINANCIAL INSTRUMENTS

Other comprehensive loss includes the following related to the Company's soybean hedging program for the three-month periods ended November 30, 2003 and November 30, 2002 (in thousands):

                                              2003                   2002
                                      -------------------    -------------------

Deferred net gain, as of August 31    $           262          $         304

  Net gains on hedging instruments
    arising during the year                       248                    118
  Reclassification adjustment of
    (gains) losses on hedging
    instruments to earnings                         -                      -
                                      -------------------    -------------------
  Net change in accumulated other
    comprehensive loss                            248                    118
                                      -------------------    -------------------
Deferred net gain on derivative
  instruments included in accumulated
  other comprehensive loss at
  November 30                         $           510        $           422
                                      ===================    ===================

The net gain of $510,000 included in accumulated other comprehensive loss at November 30, 2003 consists of net unrealized losses of $113,000 and net realized gains of $623,000. The net unrealized losses of $113,000 will be recognized in earnings within the next twelve months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions. The net realized gains of $623,000 will be reclassified into earnings in the period in which the forecasted transaction affects earnings, which generally occurs during D&PL's second and third quarters.

For the three-month periods ended November 30, 2003 and November 30, 2002, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges related to soybeans.

12.  CONTINGENCIES

Product Claims

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

Other Legal Matters

On December 9, 2003, Bayer BioScience N.V. and Bayer CropScience GmbH (collectively "Bayer") filed a suit in the Federal Court of Australia alleging that the importing, exporting, selling and other alleged uses by Deltapine Australia Pty Ltd., D&PL's wholly-owned Australian subsidiary ("Deltapine Australia"), of Bollgard II(R) cotton seed infringes Bayer's Australian patent that claims an alleged invention entitled "Prevention of Bt Resistance Development." The suit seeks an injunction, damages and other relief against Deltapine Australia. Deltapine Australia disputes the validity, infringement and enforceability of Bayer's patent. Deltapine Australia's response to the suit is due in March 2004.

In July 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners pertaining to four matters under the Bollgard(R) and Roundup Ready(R) Licenses for the United States and two matters under license agreements for Argentina and the Republic of South Africa, respectively. Monsanto's notice of dispute asserts that D&PL's failure to address these issues would be a breach of D&PL obligations under the relevant agreements and reserves all of Monsanto's rights under these agreements. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of three additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices have been submitted to a panel of senior executives. Monsanto has subsequently withdrawn from the executive panel the issue involving the license agreements for the Republic of South Africa and has submitted to the executive panel one additional issue of interpretation of the Bollgard and Roundup Ready Licenses for the United States. D&PL is committed to participating in good faith resolution of the issues in dispute. Any issues not resolved by the executive panel may be submitted to binding arbitration as provided in the relevant agreements.

In July 2003, D&PL was named as a defendant along with a local resident in a lawsuit filed in the Circuit Court of Dunklin County, Missouri. This case was removed to the United States District Court for the Eastern District of Missouri, Southwest Division, on August 22, 2003. The lawsuit alleges that D&PL committed certain business torts, including malicious prosecution of a civil action, interference with contractual relationships and other claims when D&PL pursued a claim in an earlier lawsuit against the plaintiff in this litigation. The defense of this claim has been tendered to D&PL's liability and insurance carriers. D&PL's insurance carriers have agreed to provide a defense to this action and indemnity subject to the reservation of certain specific rights. This case is in the very early pre-trial phase and initial discovery is now ongoing.

In July 2002, Syngenta Biotechnology, Inc. ("SBI") brought suit in the U.S. District Court in Delaware alleging that D&PL's making, using, selling and offering to sell cotton planting seed containing Monsanto's insect-resistant Bt genes, being sold under the trade name Bollgard, and Monsanto's herbicide tolerance genes, being sold under the trade name Roundup Ready, infringes U.S. Patent 6,051,757 entitled "Regeneration Of Plants Containing Genetically Engineered T-DNA". In July 2003, SBI added D&M Partners as an additional defendant. The suit seeks a preliminary and permanent injunction against D&PL, Monsanto and D&M Partners against further acts of alleged infringement, contributory infringement and inducement of infringement of SBI's patent and recovery of damages for an unspecified amount including treble damages on account of the defendants' alleged willful infringement. D&PL has demanded that Pharmacia and Monsanto each agree to defend D&PL in this suit and to indemnify D&PL against damages, if any, which may be awarded. Monsanto has assumed the defense of D&PL and D&M Partners and has filed an answer generally denying infringement and other claims made in the litigation. D&PL is assisting Monsanto to the extent reasonably necessary for the conduct of the litigation. Trial in this case has been scheduled for October 2004. Management has not determined the effect, if any, this litigation will have on D&PL.

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

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $677,000 at December 31, 2003 exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make available seed for sale in Central America and Mexico.

14. EARNINGS PER SHARE

For the quarters ended November 30, 2003, and November 30, 2002, Common Stock Equivalents were not included in D&PL's calculation of diluted earnings per share because their inclusion would have been antidilutive to earnings since D&PL reported a net loss for each of the aforementioned quarters. As a result, basic and diluted earnings per share are the same in each respective quarter ended November 30, 2003, and November 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW/OUTLOOK

In fiscal year 2004, we expect net sales and licensing fees to range from $315 million to $330 million and earnings per diluted share (a GAAP measure) to range from $0.82 to $0.96. We expect to incur expenses relating to our lawsuit against
        1
Monsanto (NYSE: MON) and Pharmacia to range from $10 million to $14 million, or $0.16 to $0.23 per diluted share. Earnings per diluted share before such expenses (a non-GAAP measure) is expected to range from $1.05 to $1.12. We base our assumptions on an expected increase in cotton acreage to 14.5 million acres over the approximately 13.3 million acres we believe were planted in 2003, constant or improved market share, higher selling prices of our seed, and a consistent product sales mix in 2004 with 2003. We believe that recent increased cotton fiber prices, coupled with further sales penetration in 2004 due to strong customer demand for our key products, some of which were launched in 2003, will all contribute to improved results in 2004.

In 2003, we expected planted cotton acreage to approximate 13.9 million acres. However, inclement weather during the spring reduced plantings to levels we estimate at 13.3 million acres. Therefore, we expect 2004 results to exceed not only 2003 actual, but also 2003 forecasted results.

We increased our cottonseed and soybean selling prices in 2004. We expect the incremental increase in cotton seed selling prices will exceed the anticipated incremental increase in seed costs. We expect our international business to remain flat in 2004. Drought conditions continue to impact our Australian business, and sales in key markets in Europe are also expected to remain flat. We also expect consolidated operating expenses to increase approximately $5 million to $6 million over last year, partially due to additional research and development expenses related to new technologies and product development initiatives.

Other Matters

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

We are continuing to work with third-party trait providers to develop, test and evaluate elite cotton varieties containing insect resistant genes. If appropriate testing indicates these third-party traits combined with our germplasm is competitive and if commercialization agreements are reached, our elite varieties containing these traits may be available for introduction to growers as early as 2005, subject to U.S. government regulatory approval being received. In addition, our joint venture with Verdia, Inc., DeltaMax Cotton LLC, has initiated cotton transformation of proprietary glyphosate tolerant and insect resistance genes.

With respect to our suit against Monsanto and Pharmacia, the parties remain in discovery. A new trial date has not yet been scheduled, but the Court has ordered an April 2004 fact-discovery deadline as well as other deadlines from that date until April 15, 2005, when pre-trial statements are due to the Court. Therefore, the trial is not expected to occur prior to April 15, 2005. On September 12, 2003, Monsanto amended its response to our lawsuit to include four counterclaims against us. Monsanto is seeking unspecified damages for its counterclaims, including the $81 million paid by Monsanto to D&PL as a termination fee and related expenses. We have answered Monsanto's counterclaims and do not believe we have any liability. We continue to vigorously pursue our lawsuit and defend Monsanto's counterclaims. See Part II, Item 1 for further discussion.

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

Pursuant to our previously announced share repurchase program, we repurchased 104,000 shares of our stock in the open market from September 1, 2003 to December 31, 2003.

Results of Operations

During the first quarter, we reported higher international sales than in the prior year. In the first quarter, almost all sales relate to our international business as shipments generally do not occur then in the U.S. due to the seasonality of our business. International sales increased due to increased volumes in Brazil and Argentina as well as improvements in our pricing and foreign exchange rates in those markets. In addition, our first quarter sales also increased in Australia and China due to the timing of customer shipments.

Due to the seasonal nature of our business, we typically incur losses in our first and fourth fiscal quarters because the majority of our domestic sales are made in our second and third quarters. Sales in the first and fourth quarters are generally limited to those made to export markets and those made by our non-U.S. joint ventures and subsidiaries located primarily in the Southern hemisphere.

The following sets forth selected operating data of D&PL (in thousands):

                                            For the Three Months Ended
                                              November 30,         November 30,
                                                 2003                 2002
                                          ------------------   -----------------
Operating results-
Net sales and licensing fees              $        13,845      $         5,599
Gross profit                                        5,809                1,311
Operating expenses                                 11,259                9,543
Special charges                                         -                 (500)
Operating loss                                     (5,450)              (8,732)
Loss before income taxes                          (10,653)             (11,388)
Net loss applicable to common shares               (7,085)              (7,484)

The following sets forth selected balance sheet data of D&PL at the following dates (in thousands):

                             November 30,        August 31,        November 30,
                                2003                2003               2002
                           ----------------   ---------------    ---------------
Balance sheet summary-
Current assets             $       204,495           355,261           181,432
Current liabilities                 61,171           204,050            55,752
Working capital                    143,324           151,211           125,680
Property, plant and equipment, net  63,220            64,441            62,693
Total assets                       279,540           431,552           255,218
Outstanding borrowings               1,846             1,597             3,030
Stockholders' equity               206,348           217,107           192,145

Three months ended November 30, 2003, compared to three months ended November 30, 2002:

For the quarter ended November 30, 2003, we reported a net loss of $7.0 million, compared to a net loss of $7.4 million reported in the comparable prior year quarter. The decreased loss was due primarily to higher international sales, offset by an increase in operating expenses and legal costs related to the Monsanto/Pharmacia litigation.

Net sales and licensing fees increased approximately $8.2 million to $13.8 million from $5.6 million in the comparable period in the prior year. Gross profit increased approximately $4.5 million to $5.8 million from $1.3 million. The increase in net sales and licensing fees is primarily attributable to our international operations, particularly in Argentina, Brazil and China. Increases in prices, volumes and improved foreign exchange rates occurred in Argentina and Brazil. Cottonseed sales at our operations in Australia and in China increased due to changes in the timing of shipments to customers based on their orders.

Operating expenses increased approximately $1.8 million to $11.3 million from $9.5 million in the first quarter of 2003. This increase related primarily to higher insurance, pension and payroll related costs.

During the three months ended November 30, 2002, we reported special charges of $0.5 million related to the severance costs associated with the closing of our facility in Centre, Alabama as well as a headcount reduction at our joint venture in Hebei Province, People's Republic of China. We reported net other expense of approximately $3.1 million for the quarter ended November 30, 2003 compared to net other expense of approximately $2.1 million for the same period in the prior year. The increase is attributable to additional legal fees related to the Monsanto/Pharmacia litigation.

A reconciliation of net income before legal expenses related to the Monsanto/Pharmacia litigation and special charges (a non-GAAP measure) to net income (a GAAP measure) follows:
                                         For the Three Months Ended November 30,
                                         ---------------------------------------
                                                  2003               2002
                                             ---------------    ----------------
Diluted Net Loss per Share:
  Net loss before legal expenses
    related to the Monsanto/Pharmacia
    litigation and special charges
    (a non-GAAP measure)                     $      (0.14)      $      (0.16)
   Effect of Monsanto/Pharmacia litigation          (0.05)             (0.03)
   Effect of special charges                            -              (0.01)
                                             ---------------    ----------------
   Net loss (a GAAP measure)                 $      (0.19)      $      (0.20)
                                             ===============    ================

Use of non-GAAP Financial Measures

In this filing, we disclose non-GAAP financial measures that exclude legal costs associated with the D&PL versus Monsanto/Pharmacia litigation and special charges associated with the closing of a U.S. location and a headcount reduction at an international joint venture. These non-GAAP financial measures are provided to enhance the user's overall understanding of our current financial performance from normal operations and our prospects for the future. We believe that the non-GAAP financial measures are more indicative of our core operating results. D&PL management uses these non-GAAP financial measures in analyzing D&PL's performance. These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for GAAP results. The non-GAAP financial measures included in this filing have been reconciled to the most directly comparable GAAP measures.

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

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, we determine that we will not realize deferred tax assets, then valuation allowances are recorded. As of November 30, 2003, we had recorded deferred tax assets of approximately $5.4 million. We estimate that our deferred tax assets will be realized; therefore, we have not recorded any valuation allowances as of November 30, 2003.

We use management judgment and estimates when estimating deferred taxes. If our judgments and estimates prove to be inadequate, or if certain tax rates and laws should change, our financial results could be materially adversely impacted in future periods.

Contingent Liabilities

A liability is contingent if the amount is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. D&PL estimates its contingent liabilities based on management's estimates about the probability of outcomes and its ability to estimate the range of exposure. Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, management is required to make assumptions about matters that are by their nature highly uncertain. The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments. Management's estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or I.R.S. positions, will not differ from management's assessments. Whenever practicable, management consults with third party experts (attorneys, accountants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.

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

Capital expenditures were $0.7 million and $1.1 million in first quarters of fiscal 2004 and 2003, respectively. We anticipate that capital expenditures will approximate $8.0 to $10.0 million in 2004.

In the first quarter, the Board of Directors authorized a quarterly dividend of $0.10 per share paid on December 12, 2003, to shareholders of record on November 28, 2003. The Board anticipates that quarterly dividends of $0.10 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Aggregate preferred and common dividends should approximate $15.6 million in 2004.

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of our common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of our Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2003, we had repurchased 1,303,000 shares at an aggregate purchase price of approximately $23.8 million under this program. During the year ended August 31, 2003, we purchased 310,100 shares at an aggregate purchase price of $6.1 million under this plan. Between September 1, 2003 and December 31, 2003, we repurchased 104,000 shares at an aggregate purchase price of $2.5 million.

Cash provided from operations, cash on hand, early payments from customers and borrowings under a loan agreement, if necessary, should be sufficient to meet the Company's 2004 working capital needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure relative to fluctuations in the price of soybean raw material inventory, foreign currency fluctuations and interest rate changes. For more information about market risk and how we manage specific risk exposures, see Notes 1 and 14 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2003. Also see Note 11 of the Notes to Consolidated Financial Statements in Item 1 for further details about our exposure to market risk.

The fair value of derivative commodity instruments outstanding as of November 30, 2003, was $113,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would result in a $100,000 loss in future earnings arising from these contracts (not counting the gain on the underlying commodities).

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, South Africa and Turkey. At November 30, 2003, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

We utilize fixed and variable-rate debt to maintain liquidity and fund our business operations, with the terms and amounts based on business requirements, market conditions and other factors. At November 30, 2003, a 100 basis point change in interest rates (with all other variables held constant) on the portion of our debt with variable interest rates would not result in a material change to our interest expense or cash flow.

For the quarter ended November 30, 2003, a 10% adverse change in the interest rate that we earned on our excess cash that we invested would not have resulted in a material change to our net interest income or cash flow.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

D&PL's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of D&PL's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2003. Based on that evaluation, the chief executive officer and chief financial officer have concluded that D&PL's disclosure controls and procedures are effective to ensure that material information relating to D&PL and D&PL's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this report was prepared, in order to allow timely decisions regarding required disclosure.

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

D&PL was named as a defendant in two lawsuits filed in the 110th Judicial District Court of Floyd County, Texas; one suit was filed October 16, 2002, and the other November 21, 2002. In each of these cases the plaintiffs allege that the seed purchased from D&PL failed to perform as represented and seek compensatory damages for crop losses incurred during the 2002 growing season. D&PL and the claimants in these cases have now entered into an agreement for binding arbitration of the claims pursuant to the arbitration clause contained in the Monsanto Gene Licensing Agreement executed by the growers. Although these claims involve a cotton variety that contains the Roundup Ready gene, no claim against Monsanto was alleged, nor was there any allegation that Monsanto technology caused or contributed to plaintiffs' claims. Thus, it does not presently appear that Monsanto is contractually obligated to defend and/or indemnify D&PL in the Floyd County cases. D&PL is presently investigating these claims to determine the causes of the alleged problems.

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

All lawsuits related to product claims seek monetary damages. See Note 12 of the Notes to Consolidated Financial Statements in Item 1 for further details about product claims.

Other Legal Matters

On December 9, 2003, Bayer BioScience N.V. and Bayer CropScience GmbH (collectively "Bayer") filed a suit in the Federal Court of Australia alleging that the importing, exporting, selling and other alleged uses by Deltapine Australia Pty Ltd., D&PL's wholly-owned Australian subsidiary ("Deltapine Australia"), of Bollgard II cotton seed infringes Bayer's Australian patent that claims an alleged invention entitled "Prevention of Bt Resistance Development." The suit seeks an injunction, damages and other relief against Deltapine Australia. Deltapine Australia disputes the validity, infringement and enforceability of Bayer's patent. Deltapine Australia's response to the suit is due in March 2004.

In July 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners pertaining to four matters under the Bollgard and Roundup Ready Licenses for the United States and two matters under license agreements for Argentina and the Republic of South Africa, respectively. Monsanto's notice of dispute asserts that D&PL's failure to address these issues would be a breach of D&PL obligations under the relevant agreements and reserves all of Monsanto's rights under these agreements. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of three additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices have been submitted to a panel of senior executives. Monsanto has subsequently withdrawn from the executive panel the issue involving the license agreements for the Republic of South Africa and has submitted to the executive panel one additional issue of interpretation of the Bollgard(R) and Roundup Ready(R) Licenses for the United States. D&PL is committed to participating in good faith resolution of the issues in dispute. Any issues not resolved by the executive panel may be submitted to binding arbitration as provided in the relevant agreements.

In July 2003, D&PL was named as a defendant along with a local resident in a lawsuit filed in the Circuit Court of Dunklin County, Missouri. This case was removed to the United States District Court for the Eastern District of Missouri, Southwest Division, on August 22, 2003. The lawsuit alleges that D&PL committed certain business torts, including malicious prosecution of a civil action, interference with contractual relationships and other claims when D&PL pursued a claim in an earlier lawsuit against the plaintiff in this litigation. The defense of this claim has been tendered to D&PL's liability and insurance carriers. D&PL's insurance carriers have agreed to provide a defense to this action and indemnity subject to the reservation of certain specific rights. This case is in the very early pre-trial phase and initial discovery is now ongoing.

In December 2002, D&PL filed a suit in the Circuit Court of Holmes County, Mississippi, against Nationwide Agribusiness and other insurance companies seeking a declaration that the allegations of the Holmes County, Mississippi lawsuits referenced under "Product Claims" immediately above are covered by D&PL's comprehensive general liability and umbrella liability policies. This case was removed by the defendants to the United States District Court for the Southern District of Mississippi where a Motion to Remand the case to state court is now pending. In this litigation, D&PL seeks a declaration that its insurers are responsible for the cost of defending such actions, and full indemnification of D&PL in the event a judgment is rendered against it based upon the seed mix claim alleged by plaintiffs. D&PL alleges in this litigation that the allegations of plaintiffs' complaint are covered by one or more of D&PL's insurance policies issued by the defendant insurance companies.

In November 2002, D&PL filed suit in the Circuit Court of Washington County, Mississippi, against its fire insurance carrier, Reliance Insurance Company of Illinois. That suit seeks recovery of seed inventory lost, damaged or destroyed during a fire that occurred in November 1999 at D&PL's Hollandale, Mississippi facility. A Stay Order has now been entered in this case pursuant to the powers of the Receiver of Reliance Insurance Company of Illinois, which is now in liquidation.

In July 2002, Syngenta Biotechnology, Inc. ("SBI") brought suit in the U.S. District Court in Delaware alleging that D&PL's making, using, selling and offering to sell cotton planting seed containing Monsanto's insect-resistant Bt genes, being sold under the trade name Bollgard, and Monsanto's herbicide tolerance genes, being sold under the trade name Roundup Ready, infringes U.S. Patent 6,051,757 entitled "Regeneration Of Plants Containing Genetically Engineered T-DNA." In July 2003, SBI added D&M Partners as an additional defendant. The suit seeks a preliminary and permanent injunction against D&PL, Monsanto and D&M Partners against further acts of alleged infringement, contributory infringement and inducement of infringement of SBI's patent and recovery of damages for an unspecified amount including treble damages on account of the defendants' alleged willful infringement. D&PL has demanded that Pharmacia Corporation and Monsanto each agree to defend D&PL in this suit and to indemnify D&PL against damages, if any, which may be awarded. Monsanto has assumed the defense of D&PL and D&M Partners and has filed an answer generally denying infringement and other claims made in the litigation. D&PL is assisting Monsanto to the extent reasonably necessary for the conduct of the litigation. Trial in this case has been scheduled for October 2004.

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

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $677,000 at December 31, 2003, exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make seed available for sale in Central America and Mexico.

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

The parties litigated for several months over the appropriate forum to hear the case. A Delaware Court of Chancery ruling rejected Monsanto's attempt to maintain the action in Delaware and returned the parties to the Circuit Court for the First Judicial District of Bolivar County, Mississippi. Monsanto filed a motion for summary judgment on the breach of contract claims alleging that D&PL suffered no cognizable damages as a result of the failed merger. On December 18, 2000, D&PL amended its complaint to include a claim for tortious interference with prospective business relations on the grounds that Monsanto's unreasonable delay prevented the consummation of the merger and kept D&PL from being in a position to enter into transactions and relationships with others in the industry. In light of the merger of Monsanto into Pharmacia & Upjohn, Inc., after the filing of the original complaint, D&PL named both Pharmacia Corp. (the renamed existing defendant) and Monsanto Company (a newly spun-off subsidiary) as defendants in the amended complaint. D&PL filed two motions to compel additional discovery from Monsanto. Pharmacia and Monsanto filed a motion for summary judgment and a motion to dismiss the added claim of tortious interference contained in the amended complaint. Pharmacia and Monsanto alleged that they were entitled to 1) dismissal of the action on the grounds that D&PL's amended complaint did not satisfy any of the elements of a tortious interference claim and, thus, did not state a viable claim; and 2) summary judgment because D&PL has not suffered any injury as a result of Monsanto's actions. On November 15, 2001, the Circuit Court denied the defendants' motion for summary judgment on the breach of contract claims, holding that the case presents issues for trial by jury. The Court also denied defendants' motion to dismiss or for summary judgment on D&PL's claim for tortious interference with business relationships. The Court also granted substantially all of the discovery sought by D&PL in its motion to compel. The judge to whom this case was assigned has retired and a new judge has been appointed. On September 12, 2003, Monsanto amended its answer to include four counterclaims against D&PL, alleging breach of contract, fraudulent inducement, and negligent misrepresentation. The fraudulent inducement and negligent misrepresentation claims allege that D&PL misrepresented the status of the Department of Justice's investigation into D&PL's acquisition of the Sure Grow companies prior to the signing of the Agreement. The breach of contract claim alleges that D&PL failed to notify Monsanto that D&PL had sustained a material adverse change, where the alleged adverse change resulted from the conduct that D&PL seeks damages for in this litigation. The breach of contract claim also alleges that D&PL failed to use requisite efforts to inform Monsanto that Monsanto was not using requisite efforts to complete the transaction. Monsanto is seeking unspecified damages for its counterclaims, including the $81 million paid by Monsanto to D&PL as a termination fee and related expenses. D&PL answered the counterclaims, denying all liability, and D&PL intends to vigorously defend against these counterclaims. On December 5, 2003, Monsanto filed a motion for partial summary judgment on a portion of D&PL's damage claims. D&PL is opposing this motion. The parties are currently in discovery, and the Court has ordered an April 2004 fact-discovery deadline as well as other deadlines from that date until April 15, 2005, when pre-trial statements are due to the Court. Therefore, the trial is not expected to occur prior to April 15, 2005.

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

See Note 3 of the Notes to Consolidated Financial Statements in Item 1 for further details about business segments.

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

Employees

As of December 31, 2003, we employed a total of 542 full time employees worldwide, excluding approximately 110 employees of joint ventures. Due to the nature of the business, we utilize seasonal employees in our delinting plants and our research and foundation seed programs. The maximum number of seasonal employees approximates 175 and typically occurs in October and November of each year. We consider our employee relations to be good.

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

     The planting seed market is highly competitive, and our products face competition from a number of seed companies, diversified chemical companies, agricultural biotechnology companies, governmental agencies and academic and scientific institutions. A number of chemical and biotechnology companies have seed production and/or distribution capabilities to ensure market access for new seed products and new technologies that may compete with the Bollgard and Roundup Ready gene technologies of Monsanto, our principal licensor of such technology. We currently are engaged in a dispute resolution process with Monsanto. (See
     Part II, Item 1.) Our seed products and technologies contained therein may encounter substantial competition from technological advances by others or products from new market entrants. Many of our competitors are, or are affiliated with, large diversified companies that have substantially greater resources than we.

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

The risks and uncertainties that may affect the operations, performance, development and results of our business include those noted elsewhere in this Item and in "Risks and Uncertainties" in Item 7 of D&PL's Form 10-K filed for the year ended August 31, 2003.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits.

31.01    Section 302 Certification of Principal Executive Officer
31.02    Section 302 Certification of Principal Financial Officer
32.01    Certification of Periodic Financial Report Pursuant to 18 U.S.C.
         Section 1350 by Principal Executive Officer
32.02    Certification of Periodic Financial Report Pursuant to 18 U.S.C.
         Section 1350 by Principal Accounting and Financial Officer

Reports on Form 8-K.

On January 6, 2004, D&PL filed a report on Form 8-K dated January 6, 2004 under Items 7 and 9 announcing a press release dated January 6, 2004, reporting results of operations and financial condition for the quarter ended November 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DELTA AND PINE LAND COMPANY


Date:     January 14, 2004       /s/ W. Thomas Jagodinski
                                 ---------------------------------------
                                 W. Thomas Jagodinski
                                 President, Chief Executive Officer and Director



Date:     January 14, 2004      /s/ R. D. Greene
                                ----------------------------------------
                                R. D. Greene
                                Vice President - Finance, Treasurer and
                                Assistant Secretary