Form 10-Q
period 2004-02-29
DELTA & PINE LAND CO
filed 2004-04-14
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 29, 2004 or

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

Common Stock, $0.10 Par Value - 38,291,629 shares outstanding as of March 31, 2004.

3

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - February 29, 2004,
              August 31, 2003, and February 28, 2003                         3

    Consolidated Statements of Operations - Three Months
              Ended February 29, 2004 and February 28, 2003                  4

    Consolidated Statements of Operations - Six Months
              Ended February 29, 2004 and February 28, 2003                  5

    Consolidated Statements of Cash Flows - Six Months
              Ended February 29, 2004 and February 28, 2003                  6

    Notes to Consolidated Financial Statements                               7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           14

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk    19

   Item 4.    Controls and Procedures                                       19

PART II.  OTHER INFORMATION
   Item 1.    Legal Proceedings                                             19
   Item 2.    Changes in Securities and Use of Proceeds                     23
   Item 3.    Defaults Upon Senior Securities                               23
   Item 4.    Submission of Matters to a Vote of Security Holders           23
   Item 5.    Business                                                      23
   Item 6.    Exhibits and Reports on Form 8-K                              30
              Signatures                                                    31

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                            February 29,         August 31,           February 28,
                                                                                2004                2003                  2003
                                                                         ------------------   -----------------    -----------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $         91,617     $        143,285     $         60,316
Receivables, net                                                                   99,773              166,952              128,152
Inventories                                                                        61,333               32,231               54,914
Prepaid expenses                                                                    1,687                2,116                1,365
Deferred income taxes                                                               8,230               10,677               11,219
                                                                         ------------------   -----------------    -----------------
    Total current assets                                                          262,640              355,261              255,966
PROPERTY, PLANT AND EQUIPMENT, NET                                                 62,914               64,441               62,476
EXCESS OF COST OVER NET ASSETS OF
      BUSINESSES ACQUIRED                                                           4,183                4,183                4,187
INTANGIBLES, NET                                                                    5,382                5,470                4,993
INVESTMENT IN AFFILIATE                                                                 -                  328                  354
OTHER ASSETS                                                                        1,735                1,869                2,025
                                                                         ------------------   -----------------    -----------------
TOTAL ASSETS                                                             $        336,854     $        431,552     $        330,001
                                                                         ==================   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
Notes payable                                                            $            248     $             40     $            173
Accounts payable                                                                   16,130               17,966                7,786
Accrued expenses                                                                   90,674              176,150               97,691
Income taxes payable                                                                6,078                9,894               12,351
                                                                         ------------------   -----------------    -----------------
     Total current liabilities                                                    113,130              204,050              118,001
                                                                         ------------------   -----------------    -----------------
LONG-TERM DEBT                                                                      1,581                1,557                1,973
                                                                         ------------------   -----------------    -----------------
DEFERRED INCOME TAXES                                                               4,304                5,220                3,129
                                                                         ------------------   -----------------    -----------------
MINORITY INTEREST IN SUBSIDIARIES                                                   5,600                3,618                3,832
                                                                         ------------------   -----------------    -----------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share; 2,000,000 shares authorized Series A
   Junior Participating Preferred, par value $0.10 per share;
   456,989 shares authorized; no shares issued or outstanding;                          -                    -                    -
   Series M  Convertible  Non-Voting  Preferred,  par  value  $0.l0  per
   share; 1,066,667 shares authorized, issued and outstanding                         107                  107                  107
Common stock, par value $0.10 per share; 100,000,000 shares authorized;
   39,811,148, 39,525,116 and 39,391,105 shares issued;
   38,250,882, 38,107,850 and 38,030,939 shares outstanding                         3,982                3,953                3,939
Capital in excess of par value                                                     59,114               54,850               52,662
Retained earnings                                                                 183,440              189,610              176,774
Accumulated other comprehensive loss                                               (4,981)              (5,442)              (5,689)
Treasury stock, at cost; 1,560,266, 1,417,266 and 1,360,166 shares                (29,423)             (25,971)             (24,727)
                                                                         ------------------   -----------------    -----------------
TOTAL STOCKHOLDERS' EQUITY                                                        212,239              217,107              203,066
                                                                         ------------------   -----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $        336,854     $        431,552     $        330,001
                                                                         ==================   =================    =================




   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                 (Unaudited)

                                                                                    February 29,        February 28,
                                                                                        2004                 2003
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $         88,276    $         107,537
COST OF SALES                                                                               56,112               65,695
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                                32,164               41,842
                                                                                  -----------------   ------------------
OPERATING EXPENSES:
   Research and development                                                                  4,997                4,327
   Selling                                                                                   3,209                2,802
   General and administrative                                                                4,533                4,703
                                                                                  -----------------   ------------------
                                                                                            12,739               11,832
                                                                                  -----------------   ------------------
OPERATING INCOME                                                                            19,425               30,010

INTEREST INCOME, NET                                                                           326                  194
OTHER EXPENSE, NET                                                                          (3,511)              (3,984)
EQUITY IN NET LOSS OF AFFILIATE                                                             (1,319)                (481)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                                 (416)                (861)
                                                                                  -----------------   ------------------

INCOME BEFORE INCOME TAXES                                                                  14,505               24,878
INCOME TAX EXPENSE                                                                           5,062                8,746
                                                                                  -----------------   ------------------

NET INCOME                                                                                   9,443               16,132

DIVIDENDS ON PREFERRED STOCK                                                                  (128)                 (64)
                                                                                  -----------------   ------------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $          9,315    $          16,068
                                                                                  =================   ==================

BASIC EARNINGS PER SHARE                                                          $           0.24    $            0.42
                                                                                  =================   ==================

NUMBER OF SHARES USED IN BASIC EARNINGS
    PER SHARE CALCULATIONS                                                                  38,138               38,124
                                                                                  =================   ==================

DILUTED EARNINGS PER SHARE                                                        $           0.24    $            0.41
                                                                                  =================   ==================

NUMBER OF SHARES USED IN DILUTED EARNINGS
    PER SHARE CALCULATIONS                                                                  39,768               39,556
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.12    $            0.06
                                                                                  =================   ==================



   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                    February 29,         February 28,
                                                                                        2004                  2003
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $        102,121    $        113,136
COST OF SALES                                                                               64,148              69,983
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                                37,973              43,153
                                                                                  -----------------   ------------------
OPERATING EXPENSES:
   Research and development                                                                  9,133               7,884
   Selling                                                                                   5,951               5,221
   General and administrative                                                                9,274               8,363
   Special charges                                                                               -                 500
                                                                                  -----------------   ------------------
                                                                                            24,358              21,968
                                                                                  -----------------   ------------------
OPERATING INCOME                                                                            13,615              21,185

INTEREST INCOME, NET                                                                           699                 582
OTHER EXPENSE, NET                                                                          (6,323)             (6,018)
EQUITY IN NET LOSS OF AFFILIATE                                                             (1,734)               (941)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                               (2,405)             (1,318)
                                                                                  -----------------   ------------------

INCOME BEFORE INCOME TAXES                                                                   3,852              13,490
INCOME TAX EXPENSE                                                                           1,387               4,789
                                                                                  -----------------   ------------------

NET INCOME                                                                                   2,465               8,701

DIVIDENDS ON PREFERRED STOCK                                                                  (235)               (117)
                                                                                  -----------------   ------------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $          2,230    $          8,584
                                                                                  =================   ==================

BASIC EARNINGS PER SHARE                                                          $           0.06    $           0.23
                                                                                  =================   ==================

NUMBER OF SHARES USED IN BASIC EARNINGS
    PER SHARE CALCULATIONS                                                                  38,118              38,150
                                                                                  =================   ==================

DILUTED EARNINGS PER SHARE                                                        $           0.06    $           0.22
                                                                                  =================   ==================

NUMBER OF SHARES USED IN DILUTED EARNINGS
    PER SHARE CALCULATIONS                                                                  39,711              39,551
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.22    $           0.11
                                                                                  =================   ==================


   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                             February 29,        February 28,
                                                                                 2004                2003
                                                                         ------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $          2,465     $          8,701
   Adjustments to reconcile net income to net cash used
     in operating activities:
       Depreciation and amortization                                                4,042                3,755
       Loss (gain) on sale of assets                                                   49                  (11)
       Equity in net loss of affiliate                                              1,734                  941
       Foreign exchange gain                                                         (131)                 (92)
       Minority interest in earnings of subsidiaries                                2,405                1,318
       Change in deferred taxes                                                     1,510                    -
       Changes in assets and liabilities:
              Receivables                                                          67,300               18,385
              Inventories                                                         (29,223)             (14,971)
              Prepaid expenses                                                        417                1,268
              Intangibles and other assets                                            120                 (295)
              Accounts payable                                                     (1,988)              (8,702)
              Accrued expenses                                                    (85,457)             (46,143)
              Income taxes                                                         (2,266)                 230
                                                                         ------------------   -----------------
              Net cash used in operating activities                               (39,023)             (35,616)
                                                                         ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (2,244)              (2,358)
  Sale of investments and property                                                     47                   33
  Investment in affiliate                                                          (1,140)                (600)
                                                                         ------------------   -----------------
              Net cash used in investing activities                                (3,337)              (2,925)
                                                                         ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                                                         (40)              (1,887)
  Dividends paid                                                                   (8,635)              (4,308)
  Proceeds from short-term debt                                                       245                  410
  Minority interest in dividends paid by subsidiary                                  (424)                   -
  Payments to acquire treasury stock                                               (3,452)              (4,891)
  Proceeds from exercise of stock options                                           2,670                  815
                                                                         ------------------   -----------------
              Net cash used in financing activities                                (9,636)              (9,861)
                                                                         ------------------   -----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                            328                 (373)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (51,668)             (48,775)
CASH AND CASH EQUIVALENTS, August 31                                              143,285              109,091
                                                                         ------------------   -----------------
CASH AND CASH EQUIVALENTS, February 29 and February 28                   $         91,617     $         60,316
                                                                         ==================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the six months for:
      Interest                                                           $             10     $             20
      Income taxes                                                       $          1,800     $          4,800

   Noncash financing activities:
      Tax benefit of stock option exercises                              $          1,600     $            300


   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. The business of Delta and Pine Land Company and its subsidiaries ("D&PL") is seasonal in nature; thus, the results of operations for the three and six month periods ended February 29, 2004 and February 28, 2003, or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. D&PL's investment in 50%-owned affiliate DeltaMax Cotton, LLC ("DeltaMax") is accounted for using the equity method. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2003.

Reclassifications

In the consolidated income statement for the three and six month periods ended February 29, 2004, certain expenses historically classified as Research and Development in Operating Expenses have been reclassified as Cost of Sales. These expenses for the prior year period have also been reclassified for consistency. The expenses relate to certain activities performed by the Technical Services department. As the sales of transgenic varieties have increased as a percentage of our Net Sales and Licensing Fees over the past several years, certain technical services department activities have become more related to preparing seed for sale than to Research and Development activities. The activities for which expenses have been reclassified relate primarily to the increase of seed quantities to allow us to offer certain varieties commercially and to late-stage trials performed to ensure that varieties that have been chosen to be offered commercially meet agronomic and transgenic requirements of our third party technology licenses. The amount of expenses reclassified for the three-month periods ended February 29, 2004 and February 28, 2003 was $347,000 and $319,000, respectively. The amount of expenses reclassified for the six-month periods ended February 29, 2004 and February 28, 2003 was $831,000 and $768,000,
respectively.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended February 29, 2004 and February 28, 2003, was (in thousands):

                                                           Three Months Ended                     Six Months Ended
                                                   ------------------------------------  -----------------------------------
                                                     February 29,       February 28,      February 29,       February 28,
                                                         2004               2003              2004               2003
                                                   -----------------  -----------------  ----------------  -----------------
       Net income                                  $          9,443   $         16,132   $         2,465   $         8,701
       Other comprehensive (loss) income:
            Foreign currency translation gains                  190                214               819               274
            Net realized and unrealized losses on
               hedging instruments                             (606)              (142)             (358)              (24)
            Income tax benefit (expense) related
               to other comprehensive income                    150                (26)             (153)              (87)
                                                   -----------------  -----------------  ----------------  -----------------
       Other comprehensive (loss) income,
               net of tax                                      (266)                46               308               163
                                                   -----------------  -----------------  ----------------  -----------------
       Total comprehensive income                  $          9,177   $         16,178   $         2,773   $         8,864
                                                   =================  =================  ================  =================

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

Information about D&PL's segments for the three and six month periods ended February 29, 2004 and February 28, 2003, is as follows (in thousands):

                                                           Three Months Ended                     Six Months Ended
                                                   ------------------------------------  -----------------------------------
                                                     February 29,       February 28,      February 29,       February 28,
                                                         2004               2003              2004               2003
                                                   -----------------  -----------------  ----------------  -----------------

       Net sales and licensing fees (by segment)
              Domestic                             $         76,882   $         92,714   $         77,722  $         93,140
              International                                  11,394             14,823             24,399            19,996
                                                   -----------------  -----------------  ----------------  -----------------
                                                   $         88,276   $        107,537   $        102,121  $        113,136
                                                   =================  =================  ================  =================

       Net sales and licensing fees
              Cottonseed                           $         77,845   $         99,984   $         90,778  $        104,940
              Soybean seed                                    9,182              5,623              9,186             5,629
              Other                                           1,249              1,930              2,157             2,567
                                                   -----------------  -----------------  ----------------  -----------------
                                                   $         88,276   $        107,537   $        102,121  $        113,136
                                                   =================  =================  ================  =================

       Operating income
              Domestic                             $         17,536   $         26,388   $          8,478  $         17,355
              International                                   1,889              3,622              5,137             3,830
                                                   -----------------  -----------------  ----------------  -----------------
                                                   $         19,425   $         30,010   $         13,615  $         21,185
                                                   =================  =================  ================  =================

4. SIGNIFICANT CHANGES IN ASSETS AND LIABILITIES FROM AUGUST 31, 2003

Accounts receivable decreased approximately $67,179,000 to $99,773,000 at February 29, 2004 from $166,952,000 at August 31, 2003. This decrease is primarily related to the collection of the 2003 technology sublicense fees in September 2003. The corresponding decrease in accrued expenses is primarily related to the royalty payments made by the Company for the Bollgard and Roundup Ready licensing fees on fiscal year 2003 sales in September 2003.

Inventories increased approximately $29,102,000 to $61,333,000 at February 29, 2004 from $32,231,000 at August 31, 2003. This increase reflects the seasonal nature of the Company's domestic production cycle. The Company's domestic segment purchases bulk seed in its first and second fiscal quarters and begins processing for the current year's selling season. The increase in inventories at February 29, 2004 from August 31, 2003 is primarily related to those events and is consistent with the Company's historical experience.

5. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51,". In December 2003, the FASB published a revision to Interpretation No. 46(46R) to clariy some of the provisions of the original Interpretation. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issusance of this revised Interpretation. Otherwise, application of Interpretation 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as apecial-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company does not have any VIEs and, therefore, the adoption of this statement did not have a material impact on D&PL's consolidated financial position or results of operations.

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

                                                                Three Months Ended                    Six Months Ended
                                                      ------------------------------------   --------------------------------------
                                                        February 29,       February 28,         February 29,        February 28,
                                                            2004               2003                 2004               2003
                                                      ----------------   -----------------   -------------------  -----------------
Net income:
  As reported                                         $         9,443    $         16,132    $            2,465   $          8,701
  Less: Total stock-based compensation expense
        determined under the fair value based method
        for all awards, net of related tax effects               (788)               (887)               (1,600)            (1,770)
                                                      ----------------   -----------------   -------------------  -----------------
  Pro forma                                           $         8,655    $         15,245    $              865   $          6,931
                                                      ================   =================   ===================  ==================

Basic earnings per share:
  As reported                                         $          0.24    $           0.42    $             0.06   $           0.23
                                                      ================   =================   ===================  ==================
  Pro forma                                           $          0.22    $           0.40    $             0.02   $           0.18
                                                      ================   =================   ===================  ==================

Diluted earnings per share:
  As reported                                         $          0.24    $           0.41    $             0.06   $           0.22
                                                      ================   =================   ===================  ==================
  Pro forma                                           $          0.22    $           0.39    $             0.02   $           0.18
                                                      ================   =================   ===================  ==================

7.  INVENTORIES

Inventories consisted of the following as of (in thousands):

                                                           February 29,          August 31,           February 28,
                                                               2004                 2003                  2003
                                                        ------------------   -----------------    -----------------

Finished goods                                          $         35,785     $         21,476     $         36,163
Raw materials                                                     32,345               17,062               28,641
Growing crops                                                        187                1,199                  138
Supplies                                                           1,076                  733                  657
                                                        ------------------   -----------------    -----------------
                                                                  69,393               40,470               65,599
Less reserves                                                     (8,060)              (8,239)             (10,685)
                                                        ------------------   -----------------    -----------------
                                                        $         61,333     $         32,231     $         54,914
                                                        ==================   =================    =================

Finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. Elements of cost in inventories include raw materials, direct production costs, manufacturing overhead and immaterial general and administrative expenses. Inventory reserves relate to estimated excess and obsolete inventory. The provision recorded for excess and obsolete inventory for the six-month periods ended February 29, 2004 and February 28, 2003 were $2,988,000 and $3,394,000, respectively. See Note 11 for description of hedging activities.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of (in thousands):

                                                            February 29,         August 31,          February 28,
                                                                2004                2003                 2003
                                                        ------------------   -----------------    -----------------

Land and improvements                                   $          5,197     $          5,124     $          5,070
Buildings and improvements                                        42,343               41,272               37,898
Machinery and equipment                                           60,234               56,202               55,754
Germplasm                                                          7,500                7,500                7,500
Breeder and foundation seed                                        2,000                2,000                2,000
Construction in progress                                           3,143                5,464                3,431
                                                        ------------------   -----------------    -----------------
                                                                 120,417              117,562              111,653
Less accumulated depreciation                                    (57,503)             (53,121)             (49,177)
                                                        ------------------   -----------------    -----------------
                                                        $         62,914     $         64,441     $         62,476
                                                        ==================   =================    =================

9. INTANGIBLES AND EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED

The components of identifiable intangible assets follow as of (in thousands):

                               February 29, 2004                     August 31, 2003                      February 28, 2003
                       ----------- --- ---------------    -------------- --- ----------------    ------------- -- ----------------
                            Gross                             Gross                                 Gross
                          Carrying       Accumulated         Carrying          Accumulated         Carrying          Accumulated
                           Amount       Amortization          Amount          Amortization          Amount          Amortization
Trademarks               $    3,182    $        (839)     $       3,182      $         (800)     $      3,182     $         (761)
Commercialization
  agreements                    400              (79)               400                 (65)              400                (51)
Licenses                      1,100              (28)             1,100                   -             1,100                  -
Patents                         502              (90)               426                 (84)              322                (78)
Other                         1,973             (739)             1,959                (648)            1,410               (531)
                         -----------   ---------------    --------------     ----------------    -------------    ----------------
                         $    7,157    $      (1,775)     $       7,067      $       (1,597)     $      6,414     $       (1,421)
                         ===========   ===============    ==============     ================    =============    ================

Amortization expense for identifiable intangible assets during the three- and six-month periods ended February 29, 2004 was approximately $100,000 and $180,000, respectively. Identifiable intangible asset amortization expense is estimated to be $210,000 for the remainder of 2004 and $400,000 in each of the fiscal years from 2005 through 2008 and $300,000 in 2009.

During the fourth quarter of fiscal 2003, "EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED" ("goodwill") attributable to the domestic segment was tested for impairment by comparing its implied fair value to its carrying value. Based on management's impairment test, management determined that none of the goodwill recorded was impaired.

10. INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax, a limited liability company jointly owned with Verdia, Inc. (formerly known as MaxyAg, Inc.), a wholly-owned subsidiary of Maxygen, Inc. Established in May 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cottonseed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the quarters ended February 29, 2004, and February 28, 2003, D&PL's equity in the net loss of DeltaMax was $1,319,000 and $481,000, respectively. For the six months ended February 29, 2004, and February 28, 2003, D&PL's equity in the net loss of DeltaMax was $1,734,000 and $941,000, respectively.

11. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated other comprehensive loss includes the following related to the Company's soybean hedging program for the six-month periods ended February 29, 2004 and February 28, 2003 (in thousands):

                                                                                      2004                   2003
                                                                               -------------------    -------------------

       Deferred net gain, as of August 31                                      $            262       $            304
             Net (losses) gains on hedging instruments arising during the
               six months                                                                  (208)                   123
             Reclassification adjustment of gains on hedging instruments to
               earnings                                                                    (150)                  (147)
                                                                               -------------------    -------------------
       Net change in accumulated other comprehensive loss                                  (358)                   (24)
                                                                               -------------------    -------------------
       Deferred net (loss) gain on derivative instruments included in accumulated other comprehensive loss at February 29 and
             February 28                                                       $            (96)      $            280
                                                                               ===================    ===================

The net loss of $96,000 included in accumulated other comprehensive loss at February 29, 2004 consists of net unrealized losses of $245,000 and net realized gains of $149,000. The net unrealized losses of $245,000 will be recognized in earnings within the next twelve months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions. The net realized gains of $149,000 will be reclassified into earnings in D&PL's third quarter.

For the six-month periods ended February 29, 2004 and February 28, 2003, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges related to soybeans.

12.  CONTINGENCIES

Product Claims

D&PL is named as a defendant in various lawsuits that allege, among other
                                                                            1
things, that certain of D&PL's products (including those containing Monsanto's technology) did not perform as the farmer had anticipated or expected. In some of these cases, Monsanto and/or the dealer or distributor who sold the seed are also named as defendants. In all cases where the seed sold contained either or both of Monsanto's Bollgard(R) and/or Roundup Ready(R) gene technologies, and where the farmer alleged a failure of one or more of those technologies,D&PL has tendered the defense of the case to Monsanto and requested indemnity. Pursuant to the terms of the February 2, 1996 Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") and the February 2, 1996 Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") (both as amended December 1999, January 2000 and March 2003 and the Roundup Ready Agreement as additionally amended July 1996), D&PL has a right to be contractually indemnified by Monsanto against all claims arising out of the failure of Monsanto's gene technology. Pharmacia remains liable for Monsanto's performance under these indemnity agreements. Some of the product liability lawsuits contain varietal claims which are aimed solely at D&PL. D&PL does not have a right to indemnification from Monsanto for any claims involving varietal characteristics separate from or in addition to the failure of the Monsanto technology. D&PL believes that the resolution of these matters will not have a material impact on the consolidated financial statements. D&PL intends to vigorously defend itself in these matters.
-------------------
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company. Pursuant to the closing of a merger on April 16, 2003, Pharmacia Corporation merged with and into a wholly-owned subsidiary of Pfizer Inc. Pharmacia survived the merger as a wholly-owned subsidiary of Pfizer Inc.

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

Other Legal Matters

On December 9, 2003, Bayer BioScience N.V. and Bayer CropScience GmbH (collectively "Bayer") filed a suit in the Federal Court of Australia alleging that the importing, exporting, selling and other alleged uses by Deltapine Australia Pty Ltd., D&PL's wholly-owned Australian subsidiary ("Deltapine Australia"), of Bollgard II(R) cotton seed infringes Bayer's Australian patent that claims an alleged invention entitled "Prevention of Bt Resistance Development." The suit seeks an injunction, damages and other relief against Deltapine Australia. Deltapine Australia disputes the validity, infringement and enforceability of Bayer's patent. Deltapine Australia is responding to the suit, denying infringement and asserting affirmative defenses.

In July 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners pertaining to four matters under the Bollgard and Roundup Ready Licenses for the United States and two matters under license agreements for Argentina and the Republic of South Africa, respectively. Monsanto's notice of dispute asserts that D&PL's failure to address these issues would be a breach of D&PL obligations under the relevant agreements and reserves all of Monsanto's rights under these agreements. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of three additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices have been submitted to a panel of senior executives. Monsanto has subsequently withdrawn from the executive panel the issue involving the license agreements for the Republic of South Africa and has submitted to the executive panel one additional issue of interpretation of the Bollgard and Roundup Ready Licenses for the United States. Issues arising from operations in Argentina have been resolved and are no longer in dispute. D&PL is committed to participating in good faith resolution of the remaining issues in dispute. Any issues not resolved by the executive panel may be submitted to binding arbitration as provided in the relevant agreements.

In July 2002, Syngenta Biotechnology, Inc. ("SBI") brought suit in the U.S. District Court in Delaware alleging that D&PL's making, using, selling and offering to sell cotton planting seed containing Monsanto's insect-resistant Bt genes, being sold under the trade name Bollgard, and Monsanto's herbicide tolerance genes, being sold under the trade name Roundup Ready, infringed U.S. Patent 6,051,757 entitled "Regeneration Of Plants Containing Genetically Engineered T-DNA". In July 2003, SBI added D&M Partners as an additional defendant. The suit sought a preliminary and permanent injunction against D&PL, Monsanto and D&M Partners against further acts of alleged infringement, contributory infringement and inducement of infringement of SBI's patent and recovery of damages for an unspecified amount including treble damages on account of the defendants' alleged willful infringement. Monsanto agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any, which might have been awarded. This suit was dismissed with prejudice by a Stipulation of Dismissal filed February 20, 2004, with no material impact to D&PL.

In May 2002, Pharmacia Corporation filed a suit in state court in Missouri against D&PL International Technology Corp. ("DITC"), D&PL's subsidiary, seeking a declaratory judgment that it was entitled to invoke the cross purchase provision in the Operating Agreement for D&M International, LLC, a limited liability company jointly owned by Pharmacia and DITC. In the alternative, Pharmacia sought a declaratory judgment that DITC was deemed to have consented to Pharmacia's transfer of the Operating Agreement to Monsanto and its issuance and transfer of shares of Monsanto's stock. DITC moved to dismiss on June 6, 2002, because the case was moot and did not present a justiciable controversy, in that DITC had already invoked its rights under the cross purchase provision and had caused Pharmacia's interest in D&M International, LLC to be redeemed. Instead of answering DITC's motion, on or about June 13, 2002, Pharmacia filed an amended petition, dropping all of its prior claims, and seeking a declaratory judgment that DITC has no contractual rights to enjoin Pharmacia from selling its shares of Monsanto or to seek damages for Pharmacia's prior initial public offering of Monsanto's shares to the public. DITC moved to dismiss the suit, since it had never threatened to enjoin the spin-off, and, in the alternative, moved for a more definite statement. On October 12, 2002, the Court denied DITC's motion to dismiss but granted DITC's motion for a more definite statement. Pharmacia filed a Second Amended Petition on October 30, 2002, and DITC filed a motion to dismiss the Second Amended Petition on November 19, 2002. In March 2004, the parties agreed to settle the matter without material financial impact to the Company. It is anticipated that the Court will enter an order of dismissal.

In December 1999, Mycogen Plant Science, Inc. ("Mycogen") filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit seeks injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. The litigation is currently in discovery and pretrial proceedings. Consistent with its commitments, Monsanto has agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any are awarded. Monsanto is providing separate defense counsel for D&PL. D&PL is assisting Monsanto to the extent reasonably necessary.

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $671,000 at March 31, 2004 exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make available seed for sale in Central America and Mexico.

The litigation filed against D&PL in the Circuit Court of Dunklin County, Missouri, in July 2003, has now been resolved without material financial impact to the company.

13. EARNINGS PER SHARE

Dilutive common share equivalents consist of both D&PL's Series M Convertible Non-Voting Preferred shares and the outstanding options to purchase D&PL's common stock that have been issued under the 1993 Stock Option Plan and the 1995 Long-Term Incentive Plan. Approximately 489,000 and 1,130,000 outstanding stock options were not included in the computation of diluted earnings per share for the three months ended February 29, 2004 and February 28, 2003, respectively, and approximately 551,000 and 2,223,000 outstanding stock options were not included in the computation of diluted earnings per share for the six months ended February 29, 2004 and February 28, 2003, respectively, because the exercise price exceeded the average market price of D&PL's common stock for each respective reporting date. These excluded options expire at various dates from 2007 to 2014.

The table below reconciles the basic and diluted per share computations:

                                                       For the Three Months Ended            For the Six Months Ended
(in thousands, except per share amounts)              February 29,      February 28,      February 29,      February 28,
                                                         2004              2003               2004              2003
                                                      -------------     -------------    ---------------    --------------
Income:
Net income                                            $       9,443      $    16,132      $       2,465      $      8,701
Less:  Preferred stock dividends                               (128)             (64)              (235)             (117)
                                                      --------------     -------------    ---------------    -------------
Net income for basic EPS                                      9,315           16,068              2,230             8,584
Effect of Dilutive Securities:
Convertible Preferred Stock Dividends                           128               64                235               117
                                                      --------------    --------------    ---------------    -------------
Net income available to common stockholders
plus assumed conversions - for diluted EPS            $       9,443     $     16,132     $        2,465     $       8,701
                                                      ==============    =============    ===============    ==============
Shares:
Basic EPS Shares                                             38,138           38,124             38,118            38,150
Effect of Dilutive Securities:
  Options to purchase stock                                     563              365                526               334
  Convertible preferred stock                                 1,067            1,067              1,067             1,067
                                                      --------------    -------------    ---------------    --------------
Diluted EPS Shares                                           39,768           39,556             39,711            39,551
                                                      ==============    =============    ===============    ==============
Per Share Amounts:
Basic                                                 $        0.24     $       0.42     $         0.06     $        0.23
                                                      ==============    =============    ===============    ==============
Diluted                                               $        0.24     $       0.41     $         0.06     $        0.22
                                                      ==============    =============    ===============    ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW/OUTLOOK

At the time of this filing, we are processing and shipping our seed products to our customers in the U.S. market. Cotton planting has recently commenced in the major U.S. cotton growing states. The recent increase in soybean commodity prices contrasts with a decline in cotton fiber prices and causes us concern that some U.S. acreage initially expected to be planted with cotton may shift to soybeans. On March 31, 2004, the USDA issued its "Prospective Plantings" report for this crop season, which estimated U.S. cotton plantings of 14.4 million acres. On March 29, 2004, Reuters news service released a poll of various cotton industry insiders which reflected an average of cotton acreage estimates of those individuals polled of 13.5 million acres. The difference in these two reports may be attributable in part to the timing of the respective surveys and other factors. However, both estimates are below the 14.5 million acre estimate used by the Company in developing its earlier earnings guidance. Due to the difficulty in accurately forecasting cotton plantings at present, the Company is not releasing updated earnings guidance at this time. As more information becomes available, we will consider the need to update the previously issued guidance. As we have previously stated, for each 500,000 acre change in planted cotton acreage in cotton planting states east of Texas, we estimate that our earnings per share could be affected by approximately $0.10 per share. This earnings sensitivity is based on the types of products sold (i.e., product mix) and our market position in these states as well as other factors. In addition to commodity prices, weather, as well as other factors, during the planting season will affect not only the crops (for example, cotton, soybeans, etc.) that are planted, but also the specific varieties of seed within crop species.

Over the last year, cotton fiber prices have increased from $0.56 per pound (at June 3, 2003) to $0.86 per pound as recently as October 29, 2003, but have now declined to the mid to high $0.60's per pound. However, we are optimistic that cotton fiber prices could strengthen over the long term given that the U.S. cotton "stocks-to-use" ratio is at an eight year low and the worldwide "stocks-to-use" ratio is a ten year low. A lower "stocks-to-use" ratio could potentially drive higher cotton fiber prices which may result in increased
U.S. cotton plantings in 2005.

Other Matters

We are continuing to work to secure alternative technologies for our cottonseed products such as insect resistance, herbicide tolerance and other technologies. We expect that this access will be gained either through licenses, joint ventures or outright purchase. In connection with this, we are continuing to work with third-party trait providers to develop, test and evaluate elite cotton varieties containing insect resistant genes. If appropriate testing indicates these third-party traits combined with our germplasm is competitive, if commercialization agreements are reached, and if U.S. government regulatory approval is received, our elite varieties containing these traits may be available for introduction to growers. In addition, we continue to have discussions with potential partners to enter new markets as a part of executing our international growth strategy. We expect to form joint ventures, take positions in established businesses, or develop businesses ourselves depending on the potential benefit of each alternative. In addition, our joint venture with Verdia, Inc., DeltaMax Cotton, LLC ("DeltaMax"), has initiated cotton transformation of proprietary glyphosate tolerant and insect resistance genes.
                                         1             1
With respect to our suit against Monsanto and Pharmacia, the parties remain in discovery. A new trial date has not yet been scheduled, but the Court ordered on September 8, 2003, an April 2004 fact-discovery deadline as well as other deadlines from that date until April 15, 2005, when pre-trial statements are due to the Court. Therefore, the trial is not expected to occur prior to April 15, 2005. On September 12, 2003, Monsanto amended its response to our lawsuit to include four counterclaims against us. Monsanto is seeking unspecified damages
--------------
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company. Pursuant to the closing of a merger on April 16, 2003, Pharmacia Corporation merged with and into a wholly-owned subsidiary of Pfizer Inc. Pharmacia survived the merger as a wholly-owned subsidiary of Pfizer Inc.

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

Pursuant to our previously announced share repurchase program, we repurchased 143,000 shares of our stock in the open market from September 1, 2003 to March 31, 2004.

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

The following sets forth selected operating data of D&PL (in thousands):

                                                         For the Three Months Ended                 For the Six Months Ended
                                                    ------------------------------------ ------------------------------------------
                                                     February 29,         February 28,         February 29,         February 28,
                                                         2004                 2003                 2004                2003
                                                    ------------------   --------------- --------------------- --------------------
Operating results-
Net sales and licensing fees                        $         88,276     $        107,537     $        102,121    $       113,136
Gross profit                                                  32,164               41,842               37,973             43,153
Operating expenses                                            12,739               11,832               24,358             21,968
Operating income                                              19,425               30,010               13,615             21,185
Income before income taxes                                    14,505               24,878                3,852             13,490
Net income applicable to common shares                         9,315               16,068                2,230              8,584

The following sets forth selected balance sheet data of D&PL at the following dates (in thousands):

                                                           February 29,          August 31,          February 28,
                                                               2004                2003                  2003
                                                        ------------------   -----------------    -----------------
Balance sheet summary-
Current assets                                          $        262,640     $        355,261     $        255,966
Current liabilities                                              113,130              204,050              118,001
Working capital                                                  149,510              151,211              137,965
Property, plant and equipment, net                                62,914               64,441               62,476
Total assets                                                     336,854              431,552              330,001
Outstanding borrowings                                             1,829                1,597                2,146
Stockholders' equity                                             212,239              217,107              203,066

Three months ended February 29, 2004, compared to three months ended February 28, 2003:

For the quarter ended February 29, 2004, we reported net income of $9.4 million, compared to net income of $16.1 million reported in the comparable prior year quarter. This decrease was due primarily to lower sales in our domestic and international segments, higher operating expenses and an increase in the net loss of 50%-owned DeltaMax. These items were partially offset by a decrease in litigation expenses incurred in our lawsuit against Monsanto/Pharmacia, which are reported in Other Expense.

Net sales and licensing fees decreased approximately $19.2 million to $88.3 million from $107.5 million in the comparable period in the prior year. The decrease in net sales and licensing fees is primarily attributable to an anticipated shift of domestic cottonseed sales into the third quarter from our continuing transition to a new inventory management strategy whereby inventory shipments to distributors are more closely matched to farmer orders. The decrease in domestic cottonseed sales was partially offset by an increase in soybean sales over the prior year quarter. International revenues were lower due primarily to sales in China occurring in this year's first quarter versus the second quarter of last year. Sales were also lower in Greece due to an anticipated shift in shipments to the third quarter, and in Spain. These reductions were partially offset by increased sales in Mexico and at our joint venture in Brazil.

Gross profit decreased approximately $9.6 million to $32.2 million from $41.8 million. Gross profit as a percentage of net sales and licensing fees decreased to 36% from 39% in the same quarter of the prior year. This decrease is due to higher raw material costs for both cottonseed and soybean seed, and to a higher percentage of our sales in the current year quarter coming from soybean seed, on which we earn a lower gross profit percentage, as compared to the prior year quarter. Also, the reduction of sales to Greece in the current year quarter reduced the gross profit percentage of the international segment.

Operating expenses increased approximately $0.9 million to $12.7 million from $11.8 million in the second quarter of 2003. This increase related primarily to higher research and development costs, and an increase in professional fees.

We reported net other expense of approximately $3.5 million for the quarter ended February 29, 2004, compared to net other expense of approximately $4.0 million for the same period in the prior year. The decrease is due to a reduction in Monsanto/Pharmacia litigation expenses in the current year quarter. For the quarter ended February 29, 2004, we incurred $3.5 million, or $0.06 per diluted share, related to Monsanto/Pharmacia litigation expenses, compared to $4.1 million, or $0.07 per diluted share, in the quarter ended February 28, 2003.

Six months ended February 29, 2004, compared to six months ended February 28, 2003:

For the six-month period ended February 29, 2004, we reported net income of $2.5 million, compared to net income of $8.7 million reported in the comparable prior year period. This decrease was due primarily to lower sales in our domestic segment, higher operating expenses and an increase in the net loss of 50%-owned DeltaMax Cotton LLC. These items were slightly offset by an increase in international sales.

Net sales and licensing fees decreased approximately $11.0 million to $102.1 million from $113.1 million in the comparable period in the prior year. The decrease in net sales and licensing fees is primarily attributable to an anticipated shift of domestic cottonseed sales into the third quarter from our continuing transition to a new inventory management strategy whereby inventory shipments to distributors are more closely matched to farmer orders. The decrease in domestic cottonseed sales was partially offset by an increase in soybean sales over the prior year period. International revenues slightly increased due to higher sales in Australia, Brazil, Mexico and Turkey. These improvements were partially offset by decreased sales in Greece, which we anticipate will occur in the third quarter.

Gross profit decreased approximately $5.2 million to $38.0 million from $43.2 million. Gross profit as a percentage of net sales and licensing fees decreased to 37% from 38% in the same period of the prior year. This decrease is due to higher raw material costs for both cottonseed and soybean seed, and to a higher percentage of our sales in the current year period coming from soybean seed, on which we earn a lower gross profit percentage, as compared to the prior year period. Also, the reduction in sales to Greece in the current year period reduced the gross profit percentage of the international segment.

Operating expenses increased approximately $2.4 million to $24.4 million from $22.0 million in the second quarter of 2003. This increase related primarily to higher research and development costs and an increase in professional fees.

During the six months ended February 28, 2003, we reported special charges of $0.5 million related to the severance costs associated with the closing of our facility in Centre, Alabama as well as a headcount reduction at our joint venture in Hebei Province, People's Republic of China.

We reported net other expense of approximately $6.3 million for the six-month period ended February 29, 2004, compared to net other expense of approximately $6.0 million for the same period in the prior year. This is due to a slight increase in Monsanto/Pharmacia litigation expenses in the current year period. For the six-month period ended February 29, 2004, we incurred $6.4 million, or $0.10 per diluted share, related to Monsanto/Pharmacia litigation expenses, compared to $6.1 million, or $0.10 per diluted share, in the six-month period ended February 28, 2003.

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

Revenue Recognition

Revenues from domestic seed sales are recognized when the seed is shipped. Revenues from Bollgard(R) and Roundup Ready(R) licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard and Roundup Ready cottonseed are based on pre-established planting rates for each of nine geographic regions and consider the estimated number of seeds contained in each bag for years prior to 2004 which may vary by variety, location grown, and other factors. Effective this year, picker and stripper cottonseed products will be sold in bags containing 250,000 seed. Acala and Pima cottonseed products will continue to be sold in 50-pound bags.

International export revenues are recognized upon the later of when the seed is shipped or the date letters of credit (or instruments with similar security provisions) are confirmed. International export sales are not subject to return except in limited cases in Mexico and Colombia. All other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped, except in Australia and South Africa where certain immaterial revenues are recognized when collected.

All of our domestic seed products (including those containing Bollgard and Roundup Ready technologies) are subject to return and credit risk, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during our third and fourth quarters. We provide for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to our operating results are recorded when such differences become known, typically in our fourth quarter. All significant returns occur or are accounted for by fiscal year end. Therefore, the application of this estimate could affect our quarterly information.

Domestically, we promote our cotton and soybean seed directly to farmers and sell our seed through distributors and dealers. We also offer various sales incentive programs for seed and participate in such programs related to the Bollgard and Roundup Ready technology fees offered by Monsanto. Under these programs, if a farmer plants his seed and the crop is lost (usually due to inclement weather) by a certain date, a portion of the price of the seed and technology fees are forgiven or rebated to the farmer if certain conditions are met. The amount of the refund and the impact to D&PL depends on a number of factors including whether the farmer can replant the crop that was destroyed. We record monthly estimates to account for these programs. The majority of program rebates occur during the second and third quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end.

Provision for Damaged, Obsolete and Excess Inventory

Each year, we record a provision related to inventory based on our estimate of seed that will not pass our quality assurance ("QA") standards at year end, or is deemed excess based on our desired seed stock level for a particular variety ("dump seed"). Seed can fail QA standards based on physical defects (i.e., cut seed, moisture content, discoloration, etc.), germination rates, or transgenic purities. The amount recorded as inventory provision in a given year is calculated based on the total quantity of inventory that has not passed QA standards at any fiscal year end, any seed that is expected to deteriorate before it can be sold and seed deemed to be excess. In establishing the provision, we consider the scrap value of the seed to be disposed. An initial estimate of the needed provision is made at the beginning of each year and recorded over the course of the year. Adjustments for changes in our estimates are made monthly, if necessary.

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

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, we determine that we will not realize deferred tax assets, then valuation allowances are recorded. As of February 29, 2004, we had recorded net deferred tax assets of approximately $3.9 million. We estimate that our deferred tax assets will be realized; therefore, we have not recorded any valuation allowances as of February 29, 2004.

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

In the U.S., we record revenue and accounts receivable for licensing fees on Bollgard and Roundup Ready seed sales upon shipment, usually in our second and third fiscal quarters. Receivables from seed sales are generally due from May to July. The licensing fees are due in September, at which time we receive payment. We then pay Monsanto its royalty for the Bollgard and Roundup Ready licensing fees, which is recorded as a component of cost of sales. As a result of the timing of these events, licensing fees receivable and royalties payable peak at fiscal year end.

The seasonal nature of our business significantly impacts cash flow and working capital requirements. Historically, we have maintained credit facilities, and used early payments by customers and cash from operations to fund working capital needs. In the past, we have borrowed on a short-term basis to meet seasonal working capital needs. However, in fiscal years 2002 and 2003, we used cash generated from operations and other available cash to meet working capital needs. We continue to evaluate potential uses of our cash for purposes other than for working capital needs. Potential uses of our cash may be the acquisition of, or funding of, alternative technologies (such as,or in addition to, DeltaMax) that could be used to enhance our product portfolio and ultimately our long-term earnings potential and/or an investment in new markets outside the U.S. Another potential use is the repurchase in the open market of our shares pursuant to our previously announced share repurchase program. Once the evaluation of certain transactions that are currently being considered is completed, we may consider other potential uses of the remaining cash, including increasing the dividend rate or repurchasing shares more aggressively depending on market considerations and other factors.

In April 1998, we entered into a syndicated credit facility with three lenders, which provided for aggregate borrowings of $110 million. This agreement expired on April 1, 2001. D&PL and potential lenders have had discussions about a replacement facility that will provide for aggregate borrowings sufficient to meet our current working capital needs.

Capital expenditures were $2.2 million and $2.4 million in six months ended February 29, 2004 and February 28, 2003, respectively. We anticipate that capital expenditures will approximate $7.0 to $9.0 million in fiscal 2004.

Annual dividends of $0.27 and $0.20 per share were paid in 2003 and 2002, respectively. Aggregate dividends paid on common and preferred shares in 2003 and 2002 were $10.6 million and $7.9 million, respectively. For the six months ended February 29, 2004, aggregate dividends of $8.6 million have been paid on common and preferred shares. On April 1, 2004, we announced that our Board of Directors had declared a $0.12 per share dividend for the third quarter. The third quarter dividend, payable to shareholders of record on May 31, 2004, will be paid on June 14, 2004. The Board anticipates that quarterly dividends of $0.12 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Aggregate preferred and common dividends should approximate $18.1 million in 2004.

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of our common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of our Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2003, we had repurchased 1,303,000 shares at an aggregate purchase price of approximately $23.8 million under this program. During the year ended August 31, 2003, we purchased 310,100 shares at an aggregate purchase price of $6.1 million under this plan. Between September 1, 2003 and March 31, 2004, we repurchased 143,000 shares at an aggregate purchase price of $3.5 million.

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

The fair value of derivative commodity instruments outstanding as of February 29, 2004, was $250,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would result in a $300,000 loss in future earnings arising from these contracts (not counting the gain on the underlying commodities).

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, South Africa and Turkey. At February 29, 2004, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

We utilize fixed and variable-rate debt to maintain liquidity and fund our business operations, with the terms and amounts based on business requirements, market conditions and other factors. At February 29, 2004, a 100 basis point change in interest rates (with all other variables held constant) on the portion of our debt with variable interest rates would not result in a material change to our interest expense or cash flow.

For the six months ended February 29, 2004, a 10% adverse change in the interest rate that we earned on our excess cash that we invested would not have resulted in a material change to our net interest income or cash flow.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

D&PL's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of D&PL's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 29, 2004. Based on that evaluation, the chief executive officer and chief financial officer have concluded that D&PL's disclosure controls and procedures are effective to ensure that material information relating to D&PL and D&PL's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There have not been any significant changes in D&PL's internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

The following sets forth known pending litigation and a description of other legal matters.

Product Claims

D&PL and Monsanto are named as defendants in a lawsuit filed in Hockley County, Texas, on April 14, 1999. This lawsuit was removed to the United States District Court, Lubbock Division, but subsequently remanded back to the state court. This case was tried to a jury in August 2002, and an adverse verdict was returned against D&PL and Monsanto. On February 24, 2004, this case was reversed and rendered in D&PL's favor by the 7th Appellate Court District (Amarillo Division) of the Texas Court of Appeals. Although the original plaintiff has not attempted to further appeal the case to the Texas Supreme Court, time for such appeal remains available. In this case the plaintiff alleged that certain cottonseed acquired from the Paymaster division of D&PL did not perform as the farmer had anticipated and as allegedly represented to him.

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

D&PL was named as a defendant in a lawsuit filed in the 110th Judicial District Court of Floyd County, Texas on November 21, 2002. In this multiple plaintiff case, each plaintiff alleges that seed purchased from D&PL failed to perform as represented and seeks compensatory damages for crop losses during the 2002 growing season. D&PL and the claimants in this case have now entered into an agreement for binding arbitration of the claims pursuant to the arbitration clause contained in the Monsanto Gene Licensing Agreement executed by the growers. Although the claim involves a cotton variety that contains the Roundup Ready gene, no claim against Monsanto was alleged, nor was there any allegation that Monsanto technology caused or contributed to plaintiffs' alleged problems. Thus, it does not presently appear that Monsanto is contractually obligated to defend and/or indemnify D&PL in this case. D&PL has thoroughly investigated the claims and anticipates these cases will be finally arbitrated within the next three months.

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

D&PL was named in two lawsuits filed in the Circuit Court of Holmes County, Mississippi. One was filed March 14, 2002, and the second was filed on August 19, 2002. Both cases include numerous plaintiffs who allege that certain cotton seed sold by D&PL was improperly mixed and blended and failed to perform as advertised. In the second Holmes County lawsuit, D&PL has filed a third party Complaint and seeks a declaration that its insurers are responsible for the cost of defending the action and for full indemnification of D&PL in the event a judgment is entered against it. Both cases are still pending and in the discovery stages. Neither of these lawsuits alleges that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the terms of any of the gene licenses with Monsanto.

The litigation previously filed against D&PL in the 110th Judicial District of Floyd County, Texas on October 16, 2002, the Circuit Court of Webster County, Mississippi on August 10, 2001, the Circuit Court of Noxubee County on August 12, 2002, the Middle District of Georgia, Albany Division, on April 5, 2002, and the Superior Court of Fulton County, Georgia, on April 29, 2002, have all been resolved. Individually and collectively, the resolution of these cases did not have a material impact on D&PL.

All lawsuits related to product claims seek monetary damages. See Note 12 of the Notes to Consolidated Financial Statements in Item 1 for further details about product claims.

Other Legal Matters

On December 9, 2003, Bayer BioScience N.V. and Bayer CropScience GmbH (collectively "Bayer") filed a suit in the Federal Court of Australia alleging that the importing, exporting, selling and other alleged uses by Deltapine Australia Pty Ltd., D&PL's wholly-owned Australian subsidiary ("Deltapine Australia"), of Bollgard II(R) cotton seed infringes Bayer's Australian patent that claims an alleged invention entitled "Prevention of Bt Resistance Development." The suit seeks an injunction, damages and other relief against Deltapine Australia. Deltapine Australia disputes the validity, infringement and enforceability of Bayer's patent. Deltapine Australia is responding to the suit, denying infringement and asserting affirmative defenses.

In July 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners pertaining to four matters under the Bollgard and Roundup Ready Licenses for the United States and two matters under license agreements for Argentina and the Republic of South Africa, respectively. Monsanto's notice of dispute asserts that D&PL's failure to address these issues would be a breach of D&PL obligations under the relevant agreements and reserves all of Monsanto's rights under these agreements. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of three additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices have been submitted to a panel of senior executives. Monsanto has subsequently withdrawn from the executive panel the issue involving the license agreements for the Republic of South Africa and has submitted to the executive panel one additional issue of interpretation of the Bollgard and Roundup Ready Licenses for the United States. Issues arising from operations in Argentina have been resolved and are no longer in dispute. D&PL is committed to participating in good faith resolution of the issues in dispute. Any issues not resolved by the executive panel may be submitted to binding arbitration as provided in the relevant agreements.

In December 2002, D&PL filed a suit in the Circuit Court of Holmes County, Mississippi, against Nationwide Agribusiness and other insurance companies seeking a declaration that the allegations of the Holmes County, Mississippi lawsuits referenced under "Product Claims" immediately above are covered by D&PL's comprehensive general liability and umbrella liability policies. This case was removed by the defendants to the United States District Court for the Southern District of Mississippi. In this litigation, D&PL seeks a declaration that its insurers are responsible for the cost of defending such actions, and full indemnification of D&PL in the event a judgment is rendered against it based upon the seed mix claim alleged by plaintiffs. D&PL alleges in this litigation that the allegations of plaintiffs' complaint are covered by one or more of D&PL's insurance policies issued by the defendant insurance companies.

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

In July 2002, Syngenta Biotechnology, Inc. ("SBI") brought suit in the U.S. District Court in Delaware alleging that D&PL's making, using, selling and offering to sell cotton planting seed containing Monsanto's insect-resistant Bt genes, being sold under the trade name Bollgard, and Monsanto's herbicide tolerance genes, being sold under the trade name Roundup Ready, infringed U.S. Patent 6,051,757 entitled "Regeneration Of Plants Containing Genetically Engineered T-DNA." In July 2003, SBI added D&M Partners as an additional defendant. The suit sought a preliminary and permanent injunction against D&PL, Monsanto and D&M Partners against further acts of alleged infringement, contributory infringement and inducement of infringement of SBI's patent and recovery of damages for an unspecified amount including treble damages on account of the defendants' alleged willful infringement. Monsanto agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any, which might have been awarded. This suit was dismissed with prejudice by a Stipulation of Dismissal filed February 20, 2004, with no material impact to D&PL.

In May 2002, Pharmacia Corporation filed a suit in state court in Missouri against D&PL International Technology Corp. ("DITC"), D&PL's subsidiary, seeking a declaratory judgment that it was entitled to invoke the cross purchase provision in the Operating Agreement for D&M International, LLC, a limited liability company jointly owned by Pharmacia and DITC. In the alternative, Pharmacia sought a declaratory judgment that DITC was deemed to have consented to Pharmacia's transfer of the Operating Agreement to Monsanto and its issuance and transfer of shares of Monsanto's stock. DITC moved to dismiss on June 6, 2002, because the case was moot and did not present a justiciable controversy, in that DITC had already invoked its rights under the cross purchase provision and had caused Pharmacia's interest in D&M International, LLC to be redeemed. Instead of answering DITC's motion, on or about June 13, 2002, Pharmacia filed an amended petition, dropping all of its prior claims, and seeking a declaratory judgment that DITC has no contractual rights to enjoin Pharmacia from selling its shares of Monsanto or to seek damages for Pharmacia's prior initial public offering of Monsanto's shares to the public. DITC moved to dismiss the suit, since it had never threatened to enjoin the spin-off, and, in the alternative, moved for a more definite statement. On October 12, 2002, the Court denied DITC's motion to dismiss but granted DITC's motion for a more definite statement. Pharmacia filed a Second Amended Petition on October 30, 2002, and DITC filed a motion to dismiss the Second Amended Petition on November 19, 2002. In March 2004, the parties agreed to settle the matter without material financial impact to the Company. It is anticipated that the Court will enter an order of dismissal.

In December 1999, Mycogen Plant Science, Inc. ("Mycogen") filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit seeks an injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. The litigation is currently in discovery and pretrial proceedings. Consistent with its commitments, Monsanto has agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any are awarded. Monsanto is providing separate defense counsel for D&PL. D&PL is assisting Monsanto to the extent reasonably necessary.

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $671,000 at March 31, 2004, exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make seed available for sale in Central America and Mexico.

The litigation filed against D&PL in the Circuit Court of Dunklin County, Missouri, in July of 2003, has now been resolved without material financial impact to the company.

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

The parties litigated for several months over the appropriate forum to hear the case. A Delaware Court of Chancery ruling rejected Monsanto's attempt to maintain the action in Delaware and returned the parties to the Circuit Court for the First Judicial District of Bolivar County, Mississippi. Monsanto filed a motion for summary judgment on the breach of contract claims alleging that D&PL suffered no cognizable damages as a result of the failed merger. On December 18, 2000, D&PL amended its complaint to include a claim for tortious interference with prospective business relations on the grounds that Monsanto's unreasonable delay prevented the consummation of the merger and kept D&PL from being in a position to enter into transactions and relationships with others in the industry. In light of the merger of Monsanto into Pharmacia & Upjohn, Inc., after the filing of the original complaint, D&PL named both Pharmacia Corp. (the renamed existing defendant) and Monsanto Company (a newly spun-off subsidiary) as defendants in the amended complaint. D&PL filed two motions to compel additional discovery from Monsanto. Pharmacia and Monsanto filed a motion for summary judgment and a motion to dismiss the added claim of tortious interference contained in the amended complaint. Pharmacia and Monsanto alleged that they were entitled to 1) dismissal of the action on the grounds that D&PL's amended complaint did not satisfy any of the elements of a tortious interference claim and, thus, did not state a viable claim; and 2) summary judgment because D&PL has not suffered any injury as a result of Monsanto's actions. On November 15, 2001, the Circuit Court denied the defendants' motion for summary judgment on the breach of contract claims, holding that the case presents issues for trial by jury. The Court also denied defendants' motion to dismiss or for summary judgment on D&PL's claim for tortious interference with business relationships. The Court also granted substantially all of the discovery sought by D&PL in its motion to compel. The judge to whom this case was assigned has retired and a new judge has been appointed. On September 12, 2003, Monsanto amended its answer to include four counterclaims against D&PL, alleging breach of contract, fraudulent inducement, and negligent misrepresentation. The fraudulent inducement and negligent misrepresentation claims allege that D&PL misrepresented the status of the Department of Justice's investigation into D&PL's acquisition of the Sure Grow companies prior to the signing of the Agreement. The breach of contract claim alleges that D&PL failed to notify Monsanto that D&PL had sustained a material adverse change, where the alleged adverse change resulted from the conduct that D&PL seeks damages for in this litigation. The breach of contract claim also alleges that D&PL failed to use requisite efforts to inform Monsanto that Monsanto was not using requisite efforts to complete the transaction. Monsanto is seeking unspecified damages for its counterclaims, including the $81 million paid by Monsanto to D&PL as a termination fee and related expenses. D&PL answered the counterclaims, denying all liability, and D&PL intends to vigorously defend against these counterclaims. On December 5, 2003, Monsanto filed a motion for partial summary judgment on a portion of D&PL's damage claims. D&PL has opposed this motion. The parties are currently in discovery, and the Court has ordered an April 2004 fact-discovery deadline as well as other deadlines from that date until April 15, 2005, when pre-trial statements are due to the Court. Therefore, the trial is not expected to occur prior to April 15, 2005.

Item 2.  Changes in Securities and Use of Proceeds
Not applicable

Item 3.  Defaults Upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Shareholders of Delta and Pine Land Company was held on January 15, 2004. The following matters were brought to a vote with the noted results:

                     Item                           For           Against         Abstain          Non-Voted

1.   Re-election of Class II Director
     Joseph M. Murphy                              34,057,748          0           1,196,125             0

2.   Re-election of Class II Director
     Rudi E. Scheidt                               34,065,112          0           1,188,761             0

3.   Ratify appointment of KPMG LLP as the
     independent public accountants for the
     fiscal year ending August 31, 2004            34,805,377       445,707          2,789               0


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

In 1980, we added soybean seed to our product line. In 1996, we commenced commercial sales in the United States of cotton planting seed containing Bollgard ("Bollgard") gene technology licensed from Monsanto which expresses a protein toxic to certain lepidopteran pests. Since 1997, we have marketed in the U.S. cotton planting seed that contains a gene that provides tolerance to glyphosate-based herbicides, commonly referred to as Roundup Ready ("Roundup Ready") Cotton. In 1997, we commenced commercial sales in the U.S. of soybean planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready Soybeans"). In 1998, we commenced sales of cotton planting seed of varieties containing both the Bollgard and Roundup Ready genes.

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

In November 1998, D&M International, LLC and Maeda Administracao e Participacoes Ltda, an affiliate of Agropem - Agro Pecuria Maeda S.A., formed a joint venture in Minas Gerais, Brazil. The joint venture, MDM Sementes De Algodao, Ltda. ("MDM"), produces, conditions and sells our varieties of acid-delinted cotton planting seed. In 2000, we began selling our conventional cotton varieties. MDM will introduce transgenic cottonseed varieties containing both Bollgard and Roundup Ready gene technologies in the Brazilian market as soon as government approvals are obtained. Monsanto is responsible for obtaining these government approvals and has announced approval may not occur until 2005. MDM is 51% owned by D&M International, LLC and 49% owned by Maeda Administracao e Participacoes S/A (formerly Maeda Administracao e Participacoes Ltda).

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

In May 2002, we established DeltaMax Cotton, LLC ("DeltaMax"), a limited liability company jointly owned with Verdia, Inc. ("Verdia", formerly known as MaxyAg, Inc.), a wholly-owned subsidiary of Maxygen, Inc. DeltaMax was formed to create, develop and commercialize value-enhancing traits for the cottonseed market that will complement and/or compete with traits available today. It is currently focusing on glyphosate-tolerant, insect-resistance and nematode-resistance strategies for use in cotton. Commercialization of new traits developed by this venture is not expected until after 2009. DeltaMax will contract research and development activities to Verdia, third parties and D&PL when appropriate, and license its products to D&PL and potentially to others. D&PL and Verdia each own 50% of DeltaMax.

Subsidiaries

D&PL South Africa, Inc. ("D&PL South Africa"), our wholly-owned subsidiary, through a South African branch, commercializes cottonseed varieties containing Monsanto's Bollgard and Roundup Ready technologies in South Africa. In addition, D&PL South Africa maintains winter nursery facilities, produces cottonseed varieties for export to other countries and processes foundation seed grown in that country. We maintain a winter nursery and foundation seed operation in Canas, Costa Rica and have a delinting plant there to process foundation seed for export to the United States. Multiple winter nursery locations are used to manage seed production risks. The use of Southern Hemisphere winter nurseries and seed production programs such as these may accelerate the introduction of new varieties because we can raise at least two crops per year by taking advantage of the Southern Hemisphere growing season.

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

Employees

As of March 31, 2004, we employed a total of 547 full time employees worldwide, excluding approximately 110 employees of joint ventures. Due to the nature of our business, we utilize seasonal employees in our delinting plants and our research and foundation seed programs. The maximum number of seasonal employees approximates 175 and typically occurs in October and November of each year. We consider our employee relations to be good.

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

In December 2000, D&PL and Monsanto executed the Bollgard II Gene License and Seed Services Agreement (the "Bollgard II Agreement") for Monsanto's subsequent insect resistance product. The Bollgard II Agreement contains essentially the same terms as the Bollgard Agreement. On December 23, 2002, Monsanto announced that it had received U.S. regulatory clearance for Bollgard II. We commercialized limited quantities of our Bollgard II cotton varieties in the U.S. during fiscal 2003 and have limited quantities available for sale this year.

In May 2002, we signed a product development agreement with Syngenta Seed AG ("Syngenta") whereby we will perform development work, including introgression, testing and evaluation, of Syngenta's insect resistance technology in our elite cotton germplasm. We may commercialize varieties containing Syngenta's insect resistance technology if we reach a commercialization agreement and Syngenta obtains U.S. government regulatory approval.

In January 2003, we announced a collaboration agreement with Dow AgroSciences LLC ("DAS") under which we will develop, test and evaluate elite cotton varieties containing DAS insect resistance traits. We may commercialize varieties containing DAS insect resistance technology if we reach a commercialization agreement and DAS obtains U.S. government regulatory approval.

Herbicide Tolerance for Cotton

In February 1996, D&PL, Monsanto and D&M Partners executed the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement"), which provides for the commercialization of Roundup Ready cottonseed. Pursuant to the collaborative biotechnology licensing agreements executed in 1996 and amended in July 1996, December 1999, January 2000 and March 2003, we have also developed transgenic cotton varieties that are tolerant to Roundup, a glyphosate-based herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. The Roundup Ready Agreement grants a license to D&PL and certain of our affiliates the right in the United States to sell cottonseed of our varieties that contain Monsanto's Roundup Ready gene. The Roundup Ready gene makes cotton plants tolerant to contact with Roundup herbicide applications made during a finite early season growth period. Similar to the Bollgard Agreement, farmers must execute limited use sublicenses in order to purchase seed containing the Roundup Ready gene. Monsanto determines the licensing fee growers pay for use of Roundup Ready technology. Growers may receive discounts and/or rebates of licensing fees under certain crop destruct, crop replant and other programs. The distributors/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 70% of the net sublicense fee (technology sublicensing fees less certain distributor/dealer payments), and we receive the remainder of net sublicense revenue for our services. The expiration date of the Roundup Ready Agreement is determined by the last to expire of the patent rights licensed under that agreement. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), the expiration date of the Roundup Ready Agreement will be January 16, 2018.

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

Commercial Seed

The following table presents the number of commercial cottonseed and soybean seed varieties we sold in the years ended August 31, 2003 and 2002:

                                             2003                   2002
                                        ---------------      --------------
Cotton
     Conventional                                  20                   24
     Bollgard                                       5                    6
     Roundup Ready                                 14                   16
     Bollgard/Roundup Ready                        14                   16
     Bollgard II/Roundup Ready                      2                    -
                                       ---------------       --------------
                                                   55                   62
                                        ===============      ==============
Soybeans
     Conventional                                   1                    2
     Roundup Ready                                 15                   10
     STS                                            2                    2
                                       ---------------       --------------
                                                   18                   14
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

Revenues from domestic seed sales are recognized when the seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard and Roundup Ready cottonseed are based on pre-established planting rates for nine geographic regions and consider the estimated number of seeds contained in each bag for years prior to 2004 which may vary by variety, location grown, and other factors. Effective this year, picker and stripper cottonseed products will be sold in bags containing 250,000 seed. Acala and Pima cottonseed products will continue to be sold in 50-pound bags.


International export revenues are recognized upon the later of when the seed is shipped or the date letters of credit (or instruments with similar security provisions) are confirmed. International export sales are not subject to return except in limited cases in Mexico and Colombia. All other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped, except in Australia and South Africa where certain immaterial revenues are recognized when collected.

Domestically, we promote our cotton and soybean seed directly to farmers and sell our seed through distributors and dealers. All of our domestic seed products (including those containing Bollgard and Roundup Ready technologies) are subject to return and credit risk, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during our third and fourth quarters. We provide for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to our operating results are recorded when such differences become known, typically in our fourth quarter. All significant returns occur and are accounted for by fiscal year end. We also offer various sales incentive programs for seed and participate in such programs related to the Bollgard and Roundup Ready technology fees offered by Monsanto. Under these programs, if a farmer plants his seed and the crop is lost (usually due to inclement weather) by a certain date, a portion of the price of the seed and technology fees are forgiven or rebated to the farmer if certain conditions are met. The amount of the refund and the impact to D&PL depends on a number of factors including whether the farmer can replant the crop that was destroyed. We record monthly estimates to account for these programs. The majority of program rebates occur during the second and third quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end.

Availability of Information on Our Website

Additional information (including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange
Act) is available at our website at www.deltaandpine.com under Investor Relations, as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission.

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibits.

31.01    Section 302 Certification of Chief Executive Officer
31.02    Section 302 Certification of Chief Financial Officer
32.01    Certification of Periodic Financial Report Pursuant to 18 U.S.C.
         Section 1350 by Principal Executive Officer
32.02    Certification of Periodic Financial Report Pursuant to 18 U.S.C.
         Section 1350 by Principal Financial and Accounting Officer

Reports on Form 8-K.

On April 1, 2004, D&PL filed a report on Form 8-K dated April 1, 2004 under Items 7 and 12 announcing a press release dated April 1, 2004, reporting results of operations and financial condition for the quarter and six-months ended February 29, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DELTA AND PINE LAND COMPANY


Date: April 14, 2004            /s/ W. Thomas Jagodinski
                                ------------------------------------------------
                                W. Thomas Jagodinski
                                President, Chief Executive Officer and Director
                                (Principal Executive Officer)


Date: April 14, 2004            /s/ R. D. Greene
                                ------------------------------------------------
                                R. D. Greene
                                Vice President - Finance, Treasurer and
                                Assistant Secretary
                                (Principal Financial and Accounting Officer)