Form 10-Q
period 2004-05-31
DELTA & PINE LAND CO
filed 2004-07-15
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2004 or

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

Common Stock, $0.10 Par Value - 38,451,162 shares outstanding as of June 30,
2004.

5

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

    Consolidated Balance Sheets - May 31, 2004,
            August 31, 2003, and May 31, 2003                                 3

    Consolidated Statements of Operations - Three Months
            Ended May 31, 2004 and May 31, 2003                               4

    Consolidated Statements of Operations - Nine Months
            Ended May 31, 2004 and May 31, 2003                               5

    Consolidated Statements of Cash Flows - Nine Months
            Ended May 31, 2004 and May 31, 2003                               6

    Notes to Consolidated Financial Statements                                7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              15

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       20

   Item 4.  Controls and Procedures                                          21

PART II.    OTHER INFORMATION
   Item 1.  Legal Proceedings                                                21
   Item 2.  Changes in Securities and Use of Proceeds                        24
   Item 3.  Defaults Upon Senior Securities                                  24
   Item 4.  Submission of Matters to a Vote of Security Holders              24
   Item 5.  Business                                                         24
   Item 6.  Exhibits and Reports on Form 8-K                                 32
            Signatures                                                       33

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                              May 31,            August 31,            May 31,
                                                                               2004                 2003                 2003
                                                                         ------------------   -----------------    -----------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $        148,651     $        143,285     $        116,385
Receivables, net                                                                  229,759              166,952              243,440
Inventories                                                                        30,469               32,231               34,204
Prepaid expenses                                                                      807                2,116                  634
Deferred income taxes                                                              10,755               10,677               11,225
                                                                         ------------------   -----------------    -----------------
    Total current assets                                                          420,441              355,261              405,888
PROPERTY, PLANT AND EQUIPMENT, NET                                                 61,205               64,441               61,427
EXCESS OF COST OVER NET ASSETS OF
      BUSINESSES ACQUIRED                                                           4,183                4,183                4,183
INTANGIBLES, NET                                                                    5,350                5,470                5,489
INVESTMENT IN AFFILIATE                                                                 -                  328                  753
OTHER ASSETS                                                                        1,660                1,869                1,946
                                                                         ------------------   -----------------    -----------------
TOTAL ASSETS                                                             $        492,839     $        431,552     $        479,686
                                                                         ==================   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
Notes payable                                                            $              -     $             40     $             24
Accounts payable                                                                   12,574               17,966                9,119
Accrued expenses                                                                  209,432              176,150              208,209
Income taxes payable                                                               20,789                9,894               22,988
                                                                         ------------------   -----------------    -----------------
     Total current liabilities                                                    242,795              204,050              240,340
                                                                         ------------------   -----------------    -----------------
LONG-TERM DEBT                                                                          -                1,557                2,145
                                                                         ------------------   -----------------    -----------------
DEFERRED INCOME TAXES                                                               4,183                5,220                3,129
                                                                         ------------------   -----------------    -----------------
MINORITY INTEREST IN SUBSIDIARIES                                                   4,662                3,618                3,310
                                                                         ------------------   -----------------    -----------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share; 2,000,000 shares authorized;
   Series A Junior Participating Preferred, par value $0.10 per share;
          456,989 shares authorized; no shares issued or outstanding;                   -                    -                    -
   Series M Convertible Non-Voting Preferred, par value $0.l0 per share;
          1,066,667 shares authorized, issued and outstanding                         107                  107                  107
Common stock, par value $0.10 per share; 100,000,000 shares authorized;
          40,001,984, 39,525,116 and 39,474,723 shares issued;
          38,441,718, 38,107,850 and 38,094,557 shares outstanding                  4,000                3,953                3,947
Capital in excess of par value                                                     61,700               54,850               53,974
Retained earnings                                                                 210,129              189,610              202,888
Accumulated other comprehensive loss                                               (5,314)              (5,442)              (5,043)
Treasury stock, at cost; 1,560,266, 1,417,266 and 1,380,166 shares                (29,423)             (25,971)             (25,111)
                                                                         ------------------   -----------------    -----------------
TOTAL STOCKHOLDERS' EQUITY                                                        241,199              217,107              203,762
                                                                         ------------------   -----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $        492,839     $        431,552     $        479,686
                                                                         ==================   =================    =================




   The accompanying notes are an integral part of these financial statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                      May 31,              May 31,
                                                                                        2004                 2003
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $        185,119    $        168,936
COST OF SALES                                                                              120,564             111,095
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                                64,555              57,841
                                                                                  -----------------   ------------------
OPERATING EXPENSES:
   Research and development                                                                  4,465               4,152
   Selling                                                                                   3,230               3,014
   General and administrative                                                                3,767               3,732
   Special charges                                                                               -                 462
                                                                                  -----------------   ------------------
                                                                                            11,462              11,360
                                                                                  -----------------   ------------------
OPERATING INCOME                                                                            53,093              46,481

INTEREST INCOME, NET                                                                           262                 160
OTHER EXPENSE, NET                                                                          (3,650)             (2,480)
EQUITY IN NET LOSS OF AFFILIATE                                                             (1,033)               (551)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                                       25                 522
                                                                                  -----------------   ------------------

INCOME BEFORE INCOME TAXES                                                                  48,697              44,132
INCOME TAX EXPENSE                                                                          17,268              15,667
                                                                                  -----------------   ------------------

NET INCOME                                                                                  31,429              28,465

DIVIDENDS ON PREFERRED STOCK                                                                  (128)                (64)
                                                                                  -----------------   ------------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $         31,301    $         28,401
                                                                                  =================   ==================

BASIC EARNINGS PER SHARE                                                          $           0.82    $           0.75
                                                                                  =================   ==================

NUMBER OF SHARES USED IN BASIC EARNINGS
    PER SHARE CALCULATIONS                                                                  38,311              38,049
                                                                                  =================   ==================

DILUTED EARNINGS PER SHARE                                                        $           0.79    $           0.72
                                                                                  =================   ==================

NUMBER OF SHARES USED IN DILUTED EARNINGS
    PER SHARE CALCULATIONS                                                                  39,799              39,598
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.12    $           0.06
                                                                                  =================   ==================



   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                      May 31,              May 31,
                                                                                        2004                2003
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $        287,240    $        282,072
COST OF SALES                                                                              184,712             181,078
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                               102,528             100,994
                                                                                  -----------------   ------------------
OPERATING EXPENSES:
   Research and development                                                                 13,598              12,036
   Selling                                                                                   9,181               8,235
   General and administrative                                                               13,041              12,095
   Special charges                                                                               -                 962
                                                                                  -----------------   ------------------
                                                                                            35,820              33,328
                                                                                  -----------------   ------------------
OPERATING INCOME                                                                            66,708              67,666

INTEREST INCOME, NET                                                                           961                 742
OTHER EXPENSE, NET                                                                          (9,973)             (8,498)
EQUITY IN NET LOSS OF AFFILIATE                                                             (2,767)             (1,492)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                               (2,380)               (796)
                                                                                  -----------------   ------------------

INCOME BEFORE INCOME TAXES                                                                  52,549              57,622
INCOME TAX EXPENSE                                                                          18,655              20,456
                                                                                  -----------------   ------------------

NET INCOME                                                                                  33,894              37,166

DIVIDENDS ON PREFERRED STOCK                                                                  (363)               (181)
                                                                                  -----------------   ------------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $         33,531    $         36,985
                                                                                  =================   ==================

BASIC EARNINGS PER SHARE                                                          $           0.88    $           0.97
                                                                                  =================   ==================

NUMBER OF SHARES USED IN BASIC EARNINGS
    PER SHARE CALCULATIONS                                                                  38,183              38,115
                                                                                  =================   ==================

DILUTED EARNINGS PER SHARE                                                        $           0.85    $           0.94
                                                                                  =================   ==================

NUMBER OF SHARES USED IN DILUTED EARNINGS
    PER SHARE CALCULATIONS                                                                  39,685              39,554
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.34    $           0.17
                                                                                  =================   ==================


   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                              May 31,             May 31,
                                                                               2004                 2003
                                                                         ------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $         33,894     $         37,166
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                                6,228                5,739
       Loss (gain) on sale of assets                                                  220                  (28)
       Equity in net loss of affiliate                                              2,767                1,492
       Foreign exchange loss (gain)                                                   125                   (2)
       Minority interest in earnings of subsidiaries                                2,380                  796
       Change in deferred taxes                                                    (1,168)                   -
       Changes in assets and liabilities:
              Receivables                                                         (62,786)             (97,364)
              Inventories                                                           1,923                5,567
              Prepaid expenses                                                      1,294                1,539
              Intangibles and other assets                                             41                  126
              Accounts payable                                                     (5,506)              (7,420)
              Accrued expenses                                                     33,063               64,236
              Income taxes                                                         13,652               11,127
                                                                         ------------------   -----------------
              Net cash provided by operating activities                            26,127               22,974
                                                                         ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (3,101)              (3,302)
  Sale of investments and property                                                     64                   76
  Investment in affiliate                                                          (1,880)              (1,550)
                                                                         ------------------   -----------------
              Net cash used in investing activities                                (4,917)              (4,776)
                                                                         ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                                                        (277)              (2,095)
  Payments of long-term debt                                                       (1,607)                   -
  Dividends paid                                                                  (13,375)              (6,659)
  Proceeds from short-term debt                                                       245                  437
  Minority interest in dividends paid by subsidiary                                (1,336)                   -
  Payments to acquire treasury stock                                               (3,452)              (5,275)
  Proceeds from exercise of stock options                                           4,097                1,784
                                                                         ------------------   -----------------
              Net cash used in financing activities                               (15,705)             (11,808)
                                                                         ------------------   -----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                           (139)                 904

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           5,366                7,294
CASH AND CASH EQUIVALENTS, August 31                                              143,285              109,091
                                                                         ------------------   -----------------
CASH AND CASH EQUIVALENTS, May 31                                        $        148,651     $        116,385
                                                                         ==================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the nine months for:
      Interest                                                           $             10     $             50
      Income taxes                                                       $          5,600     $          9,200

   Noncash financing activities:
      Tax benefit of stock option exercises                              $          2,800     $            600


   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. The business of Delta and Pine Land Company and its subsidiaries ("D&PL") is seasonal in nature; thus, the results of operations for the three and nine month periods ended May 31, 2004 and 2003, or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. D&PL's investment in 50%-owned affiliate DeltaMax Cotton, LLC ("DeltaMax") is accounted for using the equity method. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2003.

Reclassifications

In the consolidated income statement for the three and nine month periods ended May 31, 2004, certain expenses historically classified as Research and Development in Operating Expenses have been reclassified as Cost of Sales. These expenses for the prior year period have also been reclassified for consistency. The expenses relate to certain activities performed by the Technical Services department. As the sales of transgenic varieties have increased as a percentage of our Net Sales and Licensing Fees over the past several years, certain technical services department activities have become more related to preparing seed for sale than to Research and Development activities. The activities for which expenses have been reclassified relate primarily to the increase of seed quantities to allow us to offer certain varieties commercially and to late-stage trials performed to ensure that varieties that have been chosen to be offered commercially meet agronomic and transgenic requirements of our third-party technology licenses. The amount of expenses reclassified for the three-month periods ended May 31, 2004 and 2003 was $526,000 and $548,000, respectively. The amount of expenses reclassified for the nine-month periods ended May 31, 2004 and 2003 was $1,357,000 and $1,316,000, respectively.

Certain other prior year amounts have been reclassified to conform with the current year presentation.

2. COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended May 31, 2004 and 2003, was (in thousands):

                                                           Three Months Ended                    Nine Months Ended
                                                   ------------------------------------  -----------------------------------
                                                       May 31,            May 31,            May 31,           May 31,
                                                         2004               2003              2004               2003
                                                   -----------------  -----------------  ----------------  -----------------
       Net income                                  $         31,429   $         28,465   $        33,894   $         37,166
       Other comprehensive (loss) income:
         Foreign currency translation (losses)
             gains                                             (616)               861               203              1,135
         Net realized and unrealized gain
             (losses) on hedging instruments                    283               (215)              (75)              (239)
         Income tax benefit (expense) related
             to other comprehensive income                      120               (229)              (33)              (317)
                                                   -----------------  -----------------  ----------------  -----------------
       Other comprehensive (loss) income, net
             of tax                                            (213)               417                95                579
                                                   -----------------  -----------------  ----------------  -----------------
       Total comprehensive income                  $         31,216   $         28,882   $        33,989   $         37,745
                                                   =================  =================  ================  =================

3. SEGMENT DISCLOSURES

D&PL is in a single line of business and operates in two business segments, domestic and international. D&PL's reportable segments offer similar products; however, the business units are managed separately due to the geographic dispersion of their operations. D&PL breeds, produces, conditions and markets proprietary varieties of cotton and soybean planting seed in the United States. The international segment offers cottonseed in several foreign countries through both export sales and in-country operations. D&PL develops its proprietary seed products through research and development efforts in the United States and certain foreign countries.

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

Information about D&PL's segments for the three and nine month periods ended May 31, 2004 and 2003, is as follows (in thousands):

                                                           Three Months Ended                    Nine Months Ended
                                                   ------------------------------------  -----------------------------------
                                                       May 31,            May 31,            May 31,           May 31,
                                                         2004               2003              2004               2003
                                                   -----------------  -----------------  ----------------  -----------------

       Net sales and licensing fees (by segment)
              Domestic                             $        173,863   $        162,593   $        251,586  $        255,733
              International                                  11,256              6,343             35,654            26,339
                                                   -----------------  -----------------  ----------------  -----------------
                                                   $        185,119   $        168,936   $        287,240  $        282,072
                                                   =================  =================  ================  =================

       Net sales and licensing fees
              Cottonseed                           $        169,030   $        154,902   $        259,808  $        259,842
              Soybean seed                                   15,495             12,918             24,681            18,547
              Other                                             594              1,116              2,751             3,683
                                                   -----------------  -----------------  ----------------  -----------------
                                                   $        185,119   $        168,936   $        287,240  $        282,072
                                                   =================  =================  ================  =================

       Operating income (loss)
              Domestic                             $         51,622   $         47,619   $         60,100  $         64,974
              International                                   1,471             (1,138)             6,608             2,692
                                                   -----------------  -----------------  ----------------  -----------------
                                                   $         53,093   $         46,481   $         66,708  $         67,666
                                                   =================  =================  ================  =================

4. SIGNIFICANT CHANGES IN ASSETS AND LIABILITIES FROM AUGUST 31, 2003

Accounts receivable increased approximately $62,807,000 to $229,759,000 at May 31, 2004 from $166,952,000 at August 31, 2003. This increase is primarily related to fiscal year 2004 sales partially offset by the collection of the 2003 technology sublicense fees in September 2003.

Accrued expenses increased approximately $33,282,000 to $209,432,000 at May 31, 2004 from $176,150,000 at August 31, 2003. This increase is primarily related to the reserve for returns for the fiscal year 2004.

Accounts payable decreased approximately $5,392,000 to $12,574,000 at May 31, 2004 from $17,966,000 at August 31, 2003. This decrease is primarily attributable to payments made on accounts payable related to customer returns for fiscal year 2003 sales offset by payables due on current year raw material purchases.

5. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51". In December 2003, the FASB published a revision to Interpretation No. 46 (46R) to clarify some of the provisions of the original Interpretation. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company does not have any VIEs and, therefore, the adoption of this statement did not have a material impact on D&PL's consolidated financial position or results of operations.

Statement of Financial Accounting Standards ("SFAS") No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires additional annual disclosures about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132 (Revised 2003) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. This required disclosure is included in Note 14.

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

                                                                Three Months Ended                        Nine Months Ended
                                                      ---------------------------------------   ------------------------------------
                                                           May 31,              May 31,              May 31,              May 31,
                                                            2004                 2003                 2004                  2003
                                                      ------------------   ------------------   ----------------   -----------------
Net income:
  As reported                                         $         31,429     $          28,465    $        33,894    $         37,166
  Less: Total stock-based compensation expense
        determined under the fair value based
        method for all awards, net of related tax
        effects                                                   (788)                 (902)            (2,388)             (2,672)
                                                      ------------------   ------------------   ----------------   ----------------
  Pro forma                                           $         30,641     $          27,563    $        31,506    $         34,494
                                                      ==================   ==================   ================   =================

Basic earnings per share:
  As reported                                         $           0.82     $            0.75    $          0.88    $           0.97
                                                      ==================   ==================   ================   =================
  Pro forma                                           $           0.80     $            0.72    $          0.82    $           0.90
                                                      ==================   ==================   ================   =================

Diluted earnings per share:
  As reported                                         $           0.79     $            0.72    $          0.85    $           0.94
                                                      ==================   ==================   ================   =================
  Pro forma                                           $           0.77     $            0.70    $          0.80    $           0.88
                                                      ==================   ==================   ================   =================


7.  INVENTORIES

Inventories consisted of the following as of (in thousands):

                                                             May 31,           August 31,               May 31,
                                                              2004                2003                   2003
                                                        ------------------   -----------------    -----------------

Finished goods                                          $         25,355     $         21,476     $         24,642
Raw materials                                                     20,802               17,062               20,578
Growing crops                                                        585                1,199                  610
Supplies                                                             805                  733                  723
                                                        ------------------   -----------------    -----------------
                                                                  47,547               40,470               46,553
Less reserves                                                    (17,078)              (8,239)             (12,349)
                                                        ------------------   -----------------    -----------------
                                                        $         30,469     $         32,231     $         34,204
                                                        ==================   =================    =================

Finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. Elements of cost in inventories include raw materials, direct production costs, manufacturing overhead and immaterial general and administrative expenses. Inventory reserves relate to estimated excess and obsolete inventory. The provision recorded for excess and obsolete inventory for the nine-month periods ended May 31, 2004 and 2003 were $12,522,000 and $7,375,000, respectively. See Note 11 for a description of hedging activities.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of (in thousands):

                                                             May 31,            August 31,              May 31,
                                                              2004                 2003                   2003
                                                        ------------------   -----------------    -----------------

Land and improvements                                   $          5,363     $          5,124     $          5,120
Buildings and improvements                                        42,223               41,272               40,015
Machinery and equipment                                           57,108               56,202               55,358
Germplasm                                                          7,500                7,500                7,500
Breeder and foundation seed                                        2,019                2,000                2,000
Construction in progress                                           2,989                5,464                2,720
                                                        ------------------   -----------------    -----------------
                                                                 117,202              117,562              112,713
Less accumulated depreciation                                    (55,997)             (53,121)             (51,286)
                                                        ------------------   -----------------    -----------------
                                                        $         61,205     $         64,441     $         61,427
                                                        ==================   =================    =================

9. INTANGIBLES AND EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED

The components of identifiable intangible assets follow as of (in thousands):

                                  May 31, 2004                         August 31, 2003                        May 31, 2003
                         -------------------------------      -----------------------------------      -----------------------------
                           Gross                                  Gross                                    Gross
                          Carrying        Accumulated            Carrying           Accumulated           Carrying      Accumulated
                           Amount         Amortization            Amount           Amortization            Amount       Amortization
Trademarks               $   3,182       $      (859)         $     3,182        $       (800)         $    3,160      $      (778)
Commercialization
  agreements                   400               (86)                 400                 (65)                400              (58)
Licenses                     1,100               (55)               1,100                   -               1,100                -
Patents                        592               (94)                 426                 (84)                385              (82)
Other                        1,930              (760)               1,959                (648)              1,969             (607)
                         -----------     ---------------      --------------     ----------------      -------------   -------------
                         $   7,204       $    (1,854)         $     7,067        $     (1,597)         $    7,014      $    (1,525)
                         ===========     ===============      ==============     ================      =============   =============

Amortization expense for identifiable intangible assets during the three- and nine-month periods ended May 31, 2004 was approximately $90,000 and $270,000, respectively. Identifiable intangible asset amortization expense is estimated to be $110,000 for the remainder of 2004 and $400,000 in each of the fiscal years from 2005 through 2008 and $300,000 in 2009.

During the fourth quarter of fiscal 2003, "EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED" ("goodwill") attributable to the domestic segment was tested for impairment by comparing its implied fair value to its carrying value. Based on management's impairment test, management determined that none of the goodwill recorded was impaired.

10. INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax, a limited liability company jointly owned with Verdia, Inc.(formerly known as MaxyAg, Inc.). Verdia was acquired by DuPont on July 2, 2004. Established in May 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cottonseed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the quarters ended May 31, 2004 and 2003, D&PL's equity in the net loss of DeltaMax was $1,033,000 and $551,000, respectively. For the nine months ended May 31, 2004 and 2003, D&PL's equity in the net loss of DeltaMax was $2,767,000 and $1,492,000, respectively.

11. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated other comprehensive loss includes the following related to the Company's soybean hedging program for the nine-month periods ended May 31, 2004 and 2003 (in thousands):

                                                                                      2004                   2003
                                                                               -------------------    -------------------

       Deferred net gain, as of August 31                                      $            262       $            304
             Net gains on hedging instruments arising during the nine months                 80                    137
             Reclassification adjustment of gains on hedging instruments to
                earnings                                                                   (155)                  (376)
                                                                               -------------------    -------------------
       Net change in accumulated other comprehensive loss                                   (75)                  (239)
                                                                               -------------------    -------------------
       Deferred net gain on derivative instruments included in accumulated
             other comprehensive loss at May 31                                $            187       $             65
                                                                               ===================    ===================

The net gain of $187,000 included in accumulated other comprehensive loss at May 31, 2004 consists of net unrealized gains which will be recognized in earnings within the next twelve months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions.

For the nine-month periods ended May 31, 2004 and 2003, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges related to soybeans.

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

Other Legal Matters

On December 9, 2003, Bayer BioScience N.V. and Bayer CropScience GmbH (collectively "Bayer") filed a suit in the Federal Court of Australia alleging that the importing, exporting, selling and other alleged uses by Deltapine Australia Pty Ltd., D&PL's wholly-owned Australian subsidiary ("Deltapine Australia"), of Bollgard II(R) cotton seed infringes Bayer's Australian patent that claims an alleged invention entitled "Prevention of Bt Resistance Development." The suit seeks an injunction, damages and other relief against Deltapine Australia. Deltapine Australia disputes the validity, infringement and enforceability of Bayer's patent. On April 16, 2004, Deltapine Australia responded to the suit, denying infringement and asserting affirmative defenses and cross claims. The suit is in pretrial proceedings.

In July 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), pertaining to four matters under the Bollgard and Roundup Ready Licenses for the United States and two matters under license agreements for Argentina and the Republic of South Africa, respectively. Monsanto's notice of dispute asserts that D&PL's failure to address these issues would be a breach of D&PL obligations under the relevant agreements and reserves all of Monsanto's rights under these agreements. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of three additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices have been submitted to a panel of senior executives (the "Executive Panel"). Monsanto has subsequently withdrawn from the Executive Panel the issue involving the license agreements for the Republic of South Africa and has submitted to the Executive Panel one additional issue of interpretation of the Bollgard and Roundup Ready Licenses for the United States. Issues arising from operations in Argentina have been resolved and are no longer in dispute. D&PL is committed to participating in good faith resolution of the remaining issues in dispute. Any issues not resolved by the Executive Panel may be submitted to binding arbitration as provided in the relevant agreements. On May 20, 2004, Monsanto submitted to arbitration before the American Arbitration Association two issues: whether D&M Partners has paid Monsanto all royalties due and whether D&PL has made unauthorized transfers of materials containing Monsanto technology. In this arbitration proceeding, Monsanto seeks an adjudication of its alleged right to terminate the Bollgard and Roundup Ready Licenses, to dissolve D&M Partners, to obtain an accounting and to receive monetary damages and a return or destruction of materials containing Monsanto technologies. D&PL denies the claims asserted by Monsanto in the arbitration filing and has filed appropriate responses and counterclaims to Monsanto's claims. Other issues remain pending before the Executive Panel.

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

In May 2002, Pharmacia Corporation filed a suit in state court in Missouri against D&PL International Technology Corp. ("DITC"), D&PL's subsidiary, seeking a declaratory judgment that it was entitled to invoke the cross purchase provision in the Operating Agreement for D&M International, LLC, a limited liability company jointly owned by Pharmacia and DITC. In March 2004, the parties agreed to settle the matter without material financial impact to the Company. An order of dismissal was entered on April 27, 2004.

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

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $687,000 at June 30, 2004 exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make available seed for sale in Central America and Mexico.

13. EARNINGS PER SHARE

Dilutive common share equivalents consist of both D&PL's Series M Convertible Non-Voting Preferred shares and the outstanding options to purchase D&PL's common stock that have been issued under the 1993 Stock Option Plan and the 1995 Long-Term Incentive Plan. Approximately 551,000 and 1,126,000 outstanding stock options were not included in the computation of diluted earnings per share for the three months ended May 31, 2004 and 2003, respectively, and approximately 551,000 and 1,179,000 outstanding stock options were not included in the computation of diluted earnings per share for the nine months ended May 31, 2004 and 2003, respectively, because the exercise price exceeded the average market price of D&PL's common stock for each respective reporting date. These excluded options expire at various dates from 2007 to 2014.

The table below reconciles the basic and diluted per share computations:

                                                           Three Months Ended                    Nine Months Ended
(in thousands, except per share amounts)                 May 31,           May 31,           May 31,           May 31,
                                                          2004              2003              2004               2003
                                                      --------------    -------------    ---------------    --------------
Income:
Net income                                            $      31,429     $     28,465     $      33,894      $      37,166
Less:  Preferred stock dividends                               (128)             (64)             (363)              (181)
                                                      --------------    -------------    ---------------    --------------
Net income for basic EPS                                     31,301           28,401            33,531             36,985
Effect of Dilutive Securities:
Convertible Preferred Stock Dividends                           128               64               363                181
                                                      --------------    -------------    ---------------    --------------
Net income available to common
   stockholders plus assumed conversions
   (for diluted EPS)                                  $      31,429     $     28,465     $      33,894      $      37,166
                                                      ==============    =============    ===============    ==============
Shares:
Basic EPS Shares                                             38,311           38,049            38,183             38,115
Effect of Dilutive Securities:
  Options to purchase stock                                     421              482               435                372
  Convertible preferred stock                                 1,067            1,067             1,067              1,067
                                                      --------------    -------------    ---------------    --------------
Diluted EPS Shares                                           39,799           39,598            39,685             39,554
                                                      ==============    =============    ===============    ==============
Per Share Amounts:
Basic                                                 $        0.82     $       0.75     $        0.88      $        0.97
                                                      ==============    =============    ===============    ==============
Diluted                                               $        0.79     $       0.72     $        0.85      $        0.94
                                                      ==============    =============    ===============    ==============


14. EMPLOYEE BENEFIT PLANS

Substantially all full-time employees are covered by a noncontributory defined benefit plan (the "Plan"). Benefits are paid to employees, or their beneficiaries, upon retirement, death or disability based on their final average compensation over the highest consecutive five years. D&PL's funding policy is to make contributions to the Plan that are at least equal to the minimum amounts required to be funded in accordance with the provisions of ERISA. Effective January 1992, D&PL adopted a Supplemental Executive Retirement Plan (the "SERP"), which will pay supplemental pension benefits to certain employees whose benefits from the Plan were decreased as a result of certain changes made to the Plan. The benefits from the SERP will be paid in addition to any benefits the participants may receive under the Plan and will be paid from Company assets, not Plan assets. For further information about D&PL's employee benefit plans, reference should be made to Note 10 to the consolidated financial statements contained in D&PL's Annual Report on Form 10-K for the year ended August 31, 2003.

The components of net periodic pension cost for D&PL's Plan and SERP follow as of (in thousands):

                                                                     Pension                                     SERP
                                                                Three Months Ended                        Three Months Ended
                                                      ---------------------------------------   ------------------------------------
                                                           May 31,              May 31,              May 31,              May 31,
                                                            2004                 2003                 2004                  2003
                                                      ------------------   ------------------   ------------------   ---------------

Service cost                                          $        208,000     $        160,000     $          2,000     $       2,000
Interest cost                                                  247,000              229,000                9,000            10,000
Expected return on assets                                     (230,000)            (172,000)              (7,000)           (8,000)
Amortization of prior service cost                               1,000                1,000                    -                 -
Recognized net actuarial loss                                  118,000               66,000               12,000            46,000
                                                      ------------------   ------------------   ------------------   ---------------
Net periodic pension cost                             $        344,000     $        284,000     $         16,000     $      50,000
                                                      ==================   ==================   ==================   ===============

                                                                     Pension                                     SERP
                                                                Nine Months Ended                         Nine Months Ended
                                                      ---------------------------------------   ------------------------------------
                                                           May 31,              May 31,              May 31,              May 31,
                                                            2004                 2003                 2004                  2003
                                                      ------------------   ------------------   ------------------   ---------------

Service cost                                          $        624,000     $        479,000     $          7,000     $       6,000
Interest cost                                                  742,000              686,000               27,000            29,000
Expected return on assets                                     (691,000)            (515,000)             (21,000)          (24,000)
Amortization of prior service cost                               3,000                3,000                    -                 -
Recognized net actuarial loss                                  354,000              198,000               37,000           139,000
                                                      ------------------   ------------------   ------------------   ---------------
Net periodic pension cost                             $      1,032,000     $        851,000     $         50,000     $     150,000
                                                      ==================   ==================   ==================   ===============

As of May 31, 2004, D&PL had contributed $1,400,000 to the Pension Plan. D&PL contributed $1,300,000 to the Pension Plan in June 2004 and does not anticipate making any additional contributions in 2004.

As of May 31, 2004, no contributions have been made to the SERP. D&PL presently does not anticipate contributing any amounts to the SERP in 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW/OUTLOOK

During the third quarter, we shipped the bulk of our cotton and soybean seed units for the 2004 fiscal year to customers in the U.S. market. Domestic cottonseed sales were higher for the 2004 third quarter compared to the 2003 third quarter due to an increase in both units shipped and in selling prices. Units shipped increased in the current year period due to an expected shift of shipments from the second quarter to the third quarter as a result of our inventory management strategy whereby shipments to distributors were more closely timed with orders from farmers to the distributors. We are very pleased with the strong sales of our newer cottonseed products, including DP 555 BG/RR and DP 444 BG/RR. DP 555 BG/RR was the most popular variety planted in the U.S. in 2003, the first year of commercial launch, and our 2004 unit sales increased by approximately 50% over last year. Likewise, DP 444 BG/RR sales were very strong in 2004, the first year of wide-scale commercial sales. We believe DP 444 BG/RR sales could have been higher had we not been limited by our seed supply of this variety. Soybean seed sales for the 2004 third quarter were significantly improved over last year due to the introduction of new products, good performance in 2003 of existing products, and an increase in soybean plantings.

Production costs related to our cottonseed sales were higher this year due to higher raw materials costs and freight related to sourcing seed production from the western United States and, in some cases, Australia. In addition, cost of sales increased due to increased inventory provisions for obsolete inventory. Normally, a higher percentage of products are produced in the Mid-South, but inclement weather destroyed most of the 2003 Mid-South cottonseed production prompting us to shift some production to other areas for this year. The increased cottonseed costs partially offset the effect of our increase in cottonseed selling prices.

On June 30, 2004, the USDA released its planted acreage report, which reflected
13.9 million acres of overall cotton plantings in the U.S., a 3% increase over last year. The report also reflected a reduction in cotton plantings in many states east of Texas where high value picker-type cottonseed is planted, and an increase in acreage in Texas. Our estimates of overall U.S. cotton plantings are in the range of 13.2 to 13.5 million acres and we believe a larger reduction in acreage occurred east of Texas than the USDA has reported. The reduction in cotton plantings in these states resulted in fewer sales than we had anticipated. In addition, our sales suffered in the Texas High Plains due to not having sufficient quantities of new products available to farmers who have recently adopted picker-type varieties over the stripper-type varieties that have traditionally been planted in this area.

International sales for the quarter almost doubled over the same prior year quarter, primarily due to increased export sales to Colombia, Mexico and Turkey and a shift of sales to Greece from the second quarter to the third quarter of the current year. In Colombia, the government approved the sale of products containing Monsanto's Roundup Ready genes after approval of products containing Monsanto's Bollgard genes last year. These events should increase revenues from Colombia as farmers adopt these products.

Due to the reduction in planted acreage in D&PL's key picker markets (primarily east of Texas) and lower than expected U.S. cotton plantings from our original estimates of 14.5 million acres, the Company now expects to report earnings per diluted share in the range of $0.67 to $0.75 for fiscal 2004. Legal expenses associated with the Monsanto/Pharmacia litigation are expected to range from $0.19 to $0.21 per diluted share. This new guidance is based on estimated overall U.S. cotton plantings of approximately 13.2 to 13.5 million acres and includes a reduction in acres planted in D&PL's key picker markets (primarily east of Texas) as compared to 2003 cotton plantings. In addition, this earnings estimate anticipates lower technology fee rebates under crop loss and replant programs than was experienced in 2003. Crop loss and replant program rebates are generally finalized in the fourth quarter.

Other Matters
                                                           1              1
We are continuing to pursue the litigation against Monsanto and Pharmacia. The judge in the case has temporarily suspended the dates for the completion of discovery until motions that are pending before the Court are decided. Separately, on May 20, 2004, Monsanto submitted to arbitration before the American Arbitration Association two issues that have been in dispute with us since July, 2003. Monsanto has alleged that we violated certain provisions of the Bollgard and Roundup Ready licenses and the D&M Partnership Agreement and is seeking a determination of its alleged right to terminate our Bollgard and Roundup Ready licenses, as well as damages. We do not believe we have violated these agreements and we have filed appropriate responses and counterclaims to Monsanto's claims. See Part II, Item I for more information.

In addition to continuing to work with Monsanto's insect resistance and herbicide tolerance traits, we are also seeking to secure alternative technologies for our cottonseed products such as insect resistance, herbicide tolerance and other technologies. We expect that access to new technologies will be gained either through licenses, joint ventures or outright purchase. In connection with this, we are continuing to work with third-party trait providers to develop, test and evaluate elite cotton varieties containing insect resistant genes. If appropriate testing indicates these third-party traits combined with our germplasm are competitive, if commercialization agreements are reached, and if U.S. government regulatory approval is received, our elite varieties containing these traits may be available for introduction to growers. In addition, we continue to have discussions with potential partners to enter new markets as a part of executing our international growth strategy. We expect to form joint ventures, take positions in established businesses, and/or develop businesses ourselves depending on the potential benefit of each alternative. In addition, our joint venture with Verdia, Inc., DeltaMax Cotton, LLC ("DeltaMax"), continues to perform cotton transformations with proprietary glyphosate tolerant and insect resistance genes. On July 2, 2004, Verdia was acquired by DuPont, a multinational agricultural chemicals and seed conglomerate.

Pursuant to our previously announced share repurchase program, from September 1, 2003 to June 30, 2004 we repurchased in the open market 218,000 shares of our stock at an aggregate purchase price of $5.0 million. We will continue to purchase our shares from time to time depending on market conditions and other factors.

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

The following sets forth selected operating data of D&PL (in thousands):

                                                             For the Three Months Ended               For the Nine Months Ended
                                                        --------------------------------------    ----------------------------------
                                                             May 31,              May 31,             May 31,            May 31,
                                                              2004                 2003                 2004               2003
                                                        ------------------   -----------------    ----------------- ----------------
Operating results-
Net sales and licensing fees                            $        185,119     $        168,936     $        287,240  $       282,072
Gross profit                                                      64,555               57,841              102,528          100,994
Operating expenses                                                11,462               11,360               35,820           33,328
Operating income                                                  53,093               46,481               66,708           67,666
Income before income taxes                                        48,697               44,132               52,549           57,622
Net income applicable to common shares                            31,301               28,401               33,531           36,985

The following sets forth selected balance sheet data of D&PL at the following dates (in thousands):

                                                             May 31,            August 31,             May 31,
                                                              2004                2003                   2003
                                                        ------------------   -----------------    -----------------
Balance sheet summary-
Current assets                                          $        420,441     $        355,261     $        405,888
Current liabilities                                              242,795              204,050              240,340
Working capital                                                  177,646              151,211              165,548
Property, plant and equipment, net                                61,205               64,441               61,427
Total assets                                                     492,839              431,552              479,686
Outstanding borrowings                                                 -                1,597                2,169
Stockholders' equity                                             241,199              217,107              203,762

Three months ended May 31, 2004, compared to three months ended May 31, 2003:

For the quarter ended May 31, 2004, we reported net income of $31.4 million, compared to net income of $28.5 million reported in the comparable prior year quarter. This increase was due primarily to higher sales in our domestic and international segments, partially offset by an increase in Other Expense relating to the Monsanto/Pharmacia litigation.

Net sales and licensing fees increased approximately $16.1 million to $185.1 million from $169.0 million in the comparable period in the prior year. The increase in net sales and licensing fees is primarily attributable to an anticipated shift of domestic cottonseed sales into the third quarter from our continuing transition to a new inventory management strategy whereby inventory shipments to distributors are more closely matched to farmer orders. The increase was also partially attributable to higher soybean seed sales and an increase in international revenues, primarily from an increase in export sales to Mexico and Colombia, and a shift of sales to Greece from the second quarter to the third quarter.

Gross profit increased approximately $6.8 million to $64.6 million from $57.8 million. Gross profit as a percentage of net sales and licensing fees increased slightly to 35% from 34% in the same quarter of the prior year. This slight increase resulted from higher domestic cottonseed prices being offset by higher cottonseed costs and lower soybean seed margins.

Operating expenses increased approximately $0.1 million to $11.5 million from $11.4 million in the third quarter of 2003. Operating expenses for the prior year third quarter included special charges of $0.5 million. Excluding the special charges recorded in the prior year quarter, the increase in operating expenses in the current year quarter is primarily related to an increase in professional services fees.

We reported net Other Expense of approximately $3.7 million for the quarter ended May 31, 2004, compared to net Other Expense of approximately $2.5 million for the same period in the prior year. This increase is primarily due to an increase in Monsanto/Pharmacia litigation expenses in the current year period. For the quarter ended May 31, 2004, we incurred $3.2 million, or $0.05 per diluted share, related to Monsanto/Pharmacia litigation expenses, compared to $2.4 million, or $0.04 per diluted share, in the quarter ended May 31, 2003.

Nine months ended May 31, 2004, compared to nine months ended May 31, 2003:

For the nine-month period ended May 31, 2004, we reported net income of $33.9 million, compared to net income of $37.2 million reported in the comparable prior year period. This decrease was due primarily to lower domestic cottonseed sales, higher operating expenses, and an increase in Monsanto/Pharmacia litigation expenses. These items were partially offset by a significant increase in international revenues and operating income.

Net sales and licensing fees increased approximately $5.1 million to $287.2 million from $282.1 million in the comparable period in the prior year. The increase in net sales and licensing fees is primarily attributable to an increase in international revenues, primarily from in-country sales in Australia and Brazil and from export sales to Mexico and Colombia. Domestic revenues were lower for the current year period, due to lower cottonseed sales offset by higher soybean sales.

Gross profit increased approximately $1.5 million to $102.5 million from $101.0 million. Gross profit as a percentage of net sales and licensing fees for the period remained constant with that of the prior year period at 36%.

Operating expenses increased approximately $2.5 million to $35.8 million from $33.3 million in the same period in 2003. Operating expenses for the prior year period included special charges of $1.0 million. Excluding the special charges recorded in the prior year period, the increase in operating expenses in the current year period related primarily to higher research and development costs and an increase in professional services fees.

We reported net Other Expense of approximately $10.0 million for the nine-month period ended May 31, 2004, compared to net Other Expense of approximately $8.5 million for the same period in the prior year. This is due to an increase in Monsanto/Pharmacia litigation expenses in the current year period. For the nine-month period ended May 31, 2004, we incurred $9.7 million, or $0.16 per diluted share, related to Monsanto/Pharmacia litigation expenses, compared to $8.5 million, or $0.14 per diluted share, in the nine-month period ended May 31, 2003.

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

Revenue Recognition

Revenues from domestic seed sales are recognized when the seed is shipped. Revenues from Bollgard(R) and Roundup Ready(R) licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard and Roundup Ready cottonseed are based on pre-established planting rates for each of nine geographic regions and consider the estimated number of seed contained in each bag for years prior to 2004 which may vary by variety, location grown, and other factors. Effective this year, picker and stripper cottonseed products were sold in bags containing approximately 250,000 seed. Acala and Pima cottonseed products continue to be sold in 50-pound bags.

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

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, we determine that we will not realize deferred tax assets, then valuation allowances are recorded. As of May 31, 2004, we had recorded net deferred tax assets of approximately $6.6 million. We estimate that our deferred tax assets will be realized; therefore, we have not recorded any valuation allowances as of May 31, 2004.

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

The seasonal nature of our business significantly impacts cash flow and working capital requirements. Historically, we have maintained credit facilities, and used early payments by customers and cash from operations to fund working capital needs. In the past, we have borrowed on a short-term basis to meet seasonal working capital needs. However, in fiscal years 2002 and 2003, we used cash generated from operations and other available cash to meet working capital needs. We continue to evaluate potential uses of our cash for purposes other than for working capital needs. Potential uses of our cash may be the acquisition of, or funding of, alternative technologies (such as, or in addition to, DeltaMax) that could be used to enhance our product portfolio and ultimately our long-term earnings potential and/or an investment in new markets outside the U.S. Another potential use is the repurchase in the open market of our shares pursuant to our previously announced share repurchase program. Once the evaluation of certain transactions that are currently being considered is completed, we may consider other potential uses of the remaining cash, including increasing the dividend rate or repurchasing shares more aggressively depending on market considerations and other factors.

In April 1998, we entered into a syndicated credit facility with three lenders, which provided for aggregate borrowings of $110 million. This agreement expired on April 1, 2001. D&PL and potential lenders have had discussions about a replacement facility that will provide for aggregate borrowings sufficient to meet our current working capital needs.

Capital expenditures were $3.1 million and $3.3 million in the nine months ended May 31, 2004 and 2003, respectively. We anticipate that capital expenditures will approximate $5.0 to $6.0 million in fiscal 2004.

Annual dividends of $0.27 and $0.20 per share were paid in 2003 and 2002, respectively. Aggregate dividends paid on common and preferred shares in 2003 and 2002 were $10.6 million and $7.9 million, respectively. For the nine months ended May 31, 2004, aggregate dividends of $13.4 million have been paid on common and preferred shares. On July 14, 2004, we announced that our Board of Directors had declared a $0.12 per share dividend for the fourth quarter. The fourth quarter dividend, payable to shareholders of record on August 31, 2004, will be paid on September 14, 2004. The Board anticipates that quarterly dividends of $0.12 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Aggregate preferred and common dividends should approximate $18.1 million in 2004.

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of our common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of our Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2003, we had repurchased 1,303,000 shares at an aggregate purchase price of approximately $23.8 million under this program. During the year ended August 31, 2003, we purchased 310,100 shares at an aggregate purchase price of $6.1 million under this plan. Between September 1, 2003 and June 30, 2004, we repurchased 218,000 shares at an aggregate purchase price of $5.0 million.

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

The fair value of derivative commodity instruments outstanding as of May 31, 2004, was $190,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would result in a $260,000 loss in future earnings arising from these contracts (not counting the gain on the underlying commodities).

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, South Africa and Turkey. At May 31, 2004, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

For the nine months ended May 31, 2004, a 10% adverse change in the interest rate that we earned on our excess cash that we invested would not have resulted in a material change to our net interest income or cash flow.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

D&PL's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of D&PL's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2004. Based on that evaluation, the chief executive officer and chief financial officer have concluded that D&PL's disclosure controls and procedures are effective to ensure that material information relating to D&PL and D&PL's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There have not been any changes in D&PL's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, D&PL's internal control over financial reporting.


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

The following sets forth known pending litigation and a description of other legal matters.

Product Claims

D&PL and Monsanto are named as defendants in a lawsuit filed in Hockley County, Texas, on April 14, 1999. This lawsuit was removed to the United States District Court, Lubbock Division, but subsequently remanded back to the state court. This case was tried to a jury in August 2002, and an adverse verdict was returned against D&PL and Monsanto. On February 24, 2004, this case was reversed and rendered in D&PL's favor by the 7th Appellate Court District (Amarillo Division) of the Texas Court of Appeals. The plaintiff is presently appealing the decision of the Texas Court of Appeals to the Texas Supreme Court. The Texas Supreme Court has not yet issued a decision on whether or not they will accept Certiorari on the case. In this case the plaintiff alleged that certain cottonseed acquired from the Paymaster division of D&PL did not perform as the farmer had anticipated and as allegedly represented to him.

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

D&PL was named as a defendant in a lawsuit filed in the 110th Judicial District Court of Floyd County, Texas, on November 21, 2002. In this multiple plaintiff case, each plaintiff alleges that seed purchased from D&PL failed to perform as represented and seeks compensatory damages for crop losses during the 2002 growing season. D&PL and the claimants in this case have now entered into an agreement for binding arbitration of the claims pursuant to the arbitration clause contained in the Monsanto Gene Licensing Agreement executed by the growers. Although the claim involves a cotton variety that contains the Roundup Ready gene, no claim against Monsanto was alleged, nor was there any allegation that Monsanto technology caused or contributed to plaintiffs' alleged problems. Thus, it does not presently appear that Monsanto is contractually obligated to defend and/or indemnify D&PL in this case.

D&PL and various seed suppliers are named in five pending lawsuits in the State of South Carolina. Two cases were filed on November 15, 1999, in the Court of Common Pleas of Hampton County, South Carolina. The two 1999 state court lawsuits were removed to the United States District Court for the District of South Carolina but were subsequently remanded back to the state court in which they were filed. The remaining three lawsuits were filed July 29, 2002, in the Court of Common Pleas of Hampton County, South Carolina. The 2002 state court filing of one of those cases was removed to United States District Court for the District of South Carolina, Beaufort Division, but has now been remanded back to Hampton County. In each of these cases the plaintiff alleges, among other things, that certain seed acquired from D&PL which contained the Roundup Ready gene and/or the Bollgard gene did not perform as the farmer had anticipated. These lawsuits also include varietal claims aimed solely at D&PL. D&PL and Monsanto are continuing to investigate the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the Roundup Ready Agreement and the Bollgard Agreement between D&PL and Monsanto, D&PL has a right to be contractually indemnified against all claims arising out of the failure of Monsanto's gene technology. D&PL will not have a right to indemnification, however, from Monsanto for any claim involving varietal characteristics separate from or in addition to the failure of the Monsanto technology and such claims are contained in each of these lawsuits. By Order entered June 21, 2004, all of the pending South Carolina cases were removed from the active docket in order to give the parties adequate time to seek settlement of the cases.

D&PL was named in two lawsuits filed in the Circuit Court of Holmes County, Mississippi. One was filed March 14, 2002, and the second was filed on August 19, 2002. Both cases include numerous plaintiffs who allege that certain cotton seed sold by D&PL was improperly mixed and blended and failed to perform as advertised. In the second Holmes County lawsuit, D&PL has filed a third party Complaint and seeks a declaration that its insurers are responsible for the cost of defending the action and for full indemnification of D&PL in the event a judgment is entered against it. The third-party defendant removed the case to the United States District Court for the Southern District of Mississippi, Jackson Division, where a motion to remand is pending. Both cases are in the preliminary stages, although it is anticipated dispositive motions will be filed in this litigation shortly. Neither of these lawsuits alleges that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the terms of any of the gene licenses with Monsanto.

The pending lawsuit filed against D&PL and Monsanto on November 15, 1999, in the Beaufort Division of the United States District Court, District of South Carolina, has now been dismissed. This matter was resolved without material financial impact on the company.

All lawsuits related to product claims seek monetary damages. See Note 12 of the Notes to Consolidated Financial Statements in Item 1 for further details about product claims.

Other Legal Matters

On December 9, 2003, Bayer BioScience N.V. and Bayer CropScience GmbH (collectively "Bayer") filed a suit in the Federal Court of Australia alleging that the importing, exporting, selling and other alleged uses by Deltapine Australia Pty Ltd., D&PL's wholly-owned Australian subsidiary ("Deltapine Australia"), of Bollgard II(R) cotton seed infringes Bayer's Australian patent that claims an alleged invention entitled "Prevention of Bt Resistance Development." The suit seeks an injunction, damages and other relief against Deltapine Australia. Deltapine Australia disputes the validity, infringement and enforceability of Bayer's patent. On April 16, 2004, Deltapine Australia responded to the suit, denying infringement and asserting affirmative defenses and cross claims. The suit is in pretrial proceedings.

In July 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), pertaining to four matters under the Bollgard and Roundup Ready Licenses for the United States and two matters under license agreements for Argentina and the Republic of South Africa, respectively. Monsanto's notice of dispute asserts that D&PL's failure to address these issues would be a breach of D&PL obligations under the relevant agreements and reserves all of Monsanto's rights under these agreements. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of three additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices have been submitted to a panel of senior executives (the "Executive Panel"). Monsanto has subsequently withdrawn from the Executive Panel the issue involving the license agreements for the Republic of South Africa and has submitted to the Executive Panel one additional issue of interpretation of the Bollgard and Roundup Ready Licenses for the United States. Issues arising from operations in Argentina have been resolved and are no longer in dispute. D&PL is committed to participating in good faith resolution of the issues in dispute. Any issues not resolved by the Executive Panel may be submitted to binding arbitration as provided in the relevant agreements. On May 20, 2004, Monsanto submitted to arbitration before the American Arbitration Association two issues: whether D&M Partners has paid Monsanto all royalties due and whether D&PL has made unauthorized transfers of materials containing Monsanto technology. In this arbitration proceeding, Monsanto seeks an adjudication of its alleged right to terminate the Bollgard and Roundup Ready Licenses, to dissolve D&M Partners, to obtain an accounting and to receive monetary damages and a return or destruction of materials containing Monsanto technologies. D&PL denies the claims asserted by Monsanto in the arbitration filing and has filed appropriate responses and counterclaims to Monsanto's claims. Other issues remain pending before the Executive Panel.

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

In July 2002, Syngenta Biotechnology, Inc. ("SBI") brought suit in the U.S. District Court in Delaware alleging that D&PL's making, using, selling and offering to sell cotton planting seed containing Monsanto's insect-resistant Bt genes, being sold under the trade name Bollgard, and Monsanto's herbicide tolerance genes, being sold under the trade name Roundup Ready, infringed U.S. Patent 6,051,757 entitled "Regeneration of Plants Containing Genetically Engineered T-DNA." This suit was dismissed with prejudice by a Stipulation of Dismissal filed February 20, 2004, with no material impact to D&PL.

In May 2002, Pharmacia Corporation filed a suit in state court in Missouri against D&PL International Technology Corp. ("DITC"), D&PL's subsidiary, seeking a declaratory judgment that it was entitled to invoke the cross purchase provision in the Operating Agreement for D&M International, LLC, a limited liability company jointly owned by Pharmacia and DITC. In March 2004, the parties agreed to settle the matter without material financial impact to the Company. An order of dismissal was entered on April 27, 2004.

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

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $687,000 at June 30, 2004, exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make seed available for sale in Central America and Mexico.

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

The parties litigated for several months over the appropriate forum to hear the case. A Delaware Court of Chancery ruling rejected Monsanto's attempt to maintain the action in Delaware and returned the parties to the Circuit Court for the First Judicial District of Bolivar County, Mississippi. Monsanto filed a motion for summary judgment on the breach of contract claims alleging that D&PL suffered no cognizable damages as a result of the failed merger. On December 18, 2000, D&PL amended its complaint to include a claim for tortious interference with prospective business relations on the grounds that Monsanto's unreasonable delay prevented the consummation of the merger and kept D&PL from being in a position to enter into transactions and relationships with others in the industry. In light of the merger of Monsanto into Pharmacia & Upjohn, Inc., after the filing of the original complaint, D&PL named both Pharmacia Corp. (the renamed existing defendant) and Monsanto Company (a newly spun-off subsidiary) as defendants in the amended complaint. D&PL filed two motions to compel additional discovery from Monsanto. Pharmacia and Monsanto filed a motion for summary judgment and a motion to dismiss the added claim of tortious interference contained in the amended complaint. Pharmacia and Monsanto alleged that they were entitled to 1) dismissal of the action on the grounds that D&PL's amended complaint did not satisfy any of the elements of a tortious interference claim and, thus, did not state a viable claim; and 2) summary judgment because D&PL has not suffered any injury as a result of Monsanto's actions. On November 15, 2001, the Circuit Court denied the defendants' motion for summary judgment on the breach of contract claims, holding that the case presents issues for trial by jury. The Court also denied defendants' motion to dismiss or for summary judgment on D&PL's claim for tortious interference with business relationships. The Court also granted substantially all of the discovery sought by D&PL in its motion to compel. The judge to whom this case was assigned has retired and a new judge has been appointed. On September 12, 2003, Monsanto amended its answer to include four counterclaims against D&PL, alleging breach of contract, fraudulent inducement, and negligent misrepresentation. The fraudulent inducement and negligent misrepresentation claims allege that D&PL misrepresented the status of the Department of Justice's investigation into D&PL's acquisition of the Sure Grow companies prior to the signing of the Agreement. The breach of contract claim alleges that D&PL failed to notify Monsanto that D&PL had sustained a material adverse change, where the alleged adverse change resulted from the conduct that D&PL seeks damages for in this litigation. The breach of contract claim also alleges that D&PL failed to use requisite efforts to inform Monsanto that Monsanto was not using requisite efforts to complete the transaction. Monsanto is seeking unspecified damages for its counterclaims, including the $81 million paid by Monsanto to D&PL as a termination fee and related expenses. D&PL answered the counterclaims, denying all liability, and D&PL intends to vigorously defend against these counterclaims. On December 5, 2003, Monsanto filed a motion for partial summary judgment on a portion of D&PL's damage claims. D&PL has opposed this motion. The parties are currently in discovery. The Court has temporarily suspended the dates for the completion of discovery until motions that are pending before the Court are decided. The trial is not expected to occur prior to April 15, 2005.

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

In 1980, we added soybean seed to our product line. In 1996, we commenced commercial sales in the United States of cotton planting seed containing
                                                            1
Bollgard ("Bollgard") gene technology licensed from Monsanto which expresses a protein toxic to certain lepidopteran pests. Since 1997, we have marketed in the U.S. cotton planting seed that contains a gene that provides tolerance to glyphosate-based herbicides, commonly referred to as Roundup Ready ("Roundup Ready") Cotton. In 1997, we commenced commercial sales in the U.S. of soybean planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready Soybeans"). In 1998, we commenced sales of cotton planting seed of varieties containing both the Bollgard and Roundup Ready genes.

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

--------------------
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company. Pursuant to the closing of a merger on April 16, 2003, Pharmacia Corporation merged with and into a wholly-owned subsidiary of Pfizer Inc. Pharmacia survived the merger as a wholly-owned subsidiary of Pfizer Inc.

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

In November 1998, D&M International, LLC and Maeda Administracao e Participacoes Ltda, an affiliate of Agropem - Agro Pecuria Maeda S.A., formed a joint venture in Minas Gerais, Brazil. The joint venture, MDM Sementes De Algodao, Ltda. ("MDM"), produces, conditions and sells our varieties of acid-delinted cotton planting seed. In 2000, we began selling our conventional cotton varieties. MDM will introduce transgenic cottonseed varieties containing both Bollgard and Roundup Ready gene technologies in the Brazilian market as soon as government approvals are obtained. Monsanto is responsible for obtaining these government approvals and has announced approval may not occur until 2005 or thereafter. MDM is 51% owned by D&M International, LLC and 49% owned by Maeda Administracao e Participacoes S/A (formerly Maeda Administracao e Participacoes Ltda).

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

In May 2002, we established DeltaMax Cotton, LLC ("DeltaMax"), a limited liability company jointly owned with Verdia, Inc. ("Verdia", formerly known as MaxyAg, Inc.), which was purchased by DuPont on July 2, 2004. DeltaMax was formed to create, develop and commercialize value-enhancing traits for the cottonseed market that will complement and/or compete with traits available today. It is currently focusing on glyphosate-tolerant, insect-resistance and nematode-resistance strategies for use in cotton. Commercialization of new traits developed by this venture is not expected until after 2009. DeltaMax will contract research and development activities to Verdia, third parties and D&PL when appropriate, and license its products to D&PL and potentially to others. D&PL and Verdia each own 50% of DeltaMax.

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

Employees

As of June 30, 2004, we employed a total of 545 full time employees worldwide, excluding approximately 112 employees of joint ventures. Due to the nature of our business, we utilize seasonal employees in our delinting plants and our research and foundation seed programs. The maximum number of seasonal employees approximates 175 and typically occurs in October and November of each year. We consider our employee relations to be good.

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

Commercial Seed

The following table presents the number of commercial cottonseed and soybean seed varieties we sold in the nine months ended May 31, 2004 and the year ended August 31, 2003:

                                             2004                   2003
                                        ---------------       ---------------
Cotton
     Conventional                                  12                    20
     Bollgard                                       3                     5
     Roundup Ready                                 16                    14
     Bollgard/Roundup Ready                        14                    14
     Bollgard II/Roundup Ready                      1                     2
                                        ---------------       ---------------
                                                   46                    55
                                        ===============       ===============
Soybeans
     Conventional                                   1                     1
     Roundup Ready                                 19                    15
     STS                                            2                     2
                                        ---------------       ---------------
                                                   22                    18
                                        ===============       ===============

In addition to the above, in the nine months ended May 31, 2004, we had 87 experimental cotton varieties and 6 experimental soybean varieties in late stage development prior to commercialization. In 2003, we had 76 experimental cotton varieties and 6 experimental soybean varieties in late stage development prior to commercialization.

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

Revenues from domestic seed sales are recognized when the seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard and Roundup Ready cottonseed are based on pre-established planting rates for nine geographic regions and consider the estimated number of seed contained in each bag for years prior to 2004 which may vary by variety, location grown, and other factors. Effective this year, picker and stripper cottonseed products will be sold in bags containing approximately 250,000 seed. Acala and Pima cottonseed products will continue to be sold in 50-pound bags.

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

RISKS AND UNCERTAINTIES

From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance (including when earnings estimates are referenced), existing products, technical developments, new products, new technologies, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include those noted elsewhere in this filing and the following:

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

     The planting seed market is highly competitive, and our products face competition from a number of seed companies, diversified chemical companies, agricultural biotechnology companies, governmental agencies and academic and scientific institutions. A number of chemical and biotechnology companies have seed production and/or distribution capabilities to ensure market access for new seed products and new technologies that may compete with the Bollgard and Roundup Ready gene technologies of Monsanto, our principal licensor of such technology. We currently are engaged in a dispute resolution and arbitration process with Monsanto. In the arbitration, Monsanto is seeking a determination by the arbitrators of its right to terminate certain agreements between our companies including the Bollgard and Roundup Ready licenses. (See Part II,
     Item 1.) Our seed products and technologies contained therein may encounter substantial competition from technological advances by others or products from new market entrants. Many of our competitors are, or are affiliated with, large diversified companies that have substantially greater resources than we.

     The production, distribution or sale of crop seed in or to foreign markets may be subject to special risks, including fluctuations in foreign currency, exchange rate controls, expropriation, nationalization and other agricultural, economic, tax and regulatory policies of foreign governments and shipping disruptions. Particular policies which may affect our domestic and international operations include the use of and the acceptance of products that were produced from plants that have been genetically modified, the testing, quarantine and other restrictions relating to the import and export of plants and seed products and the availability (or lack thereof) of proprietary protection for plant products. In addition, United States government policies, particularly those affecting foreign trade and investment, may impact our international operations.

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

     Overall profitability will depend on the factors noted above as well as weather conditions, government policies in all countries where we sell products and operate, worldwide commodity prices, our ability to successfully open new international markets, our ability to develop the High Plains market, the technology partners' ability to obtain timely government approval (and maintain such approval) for existing and for additional biotechnology products on which they and D&PL are working, our technology partners' ability to successfully defend challenges to proprietary technologies licensed to us and our ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to successfully complete these projects may affect future profitability. In addition, earnings forecasts do not consider the impact of potential transactions, their related accounting and other factors, that may be under consideration by the Company, but have not yet been completed or their effect determined at the date of a particular filing.

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

Reports on Form 8-K.

On May 20, 2004, D&PL filed a report on Form 8-K dated May 20, 2004 under Items 5 and 7 announcing a press release dated May 20, 2004.

On June 4, 2004, D&PL filed a report on Form 8-K dated June 4, 2004 under Items 5 and 7 announcing a press release dated June 4, 2004.

On July 9, 2004, D&PL filed a report on Form 8-K dated July 9, 2004 under Items 7 and 12 announcing a press release dated July 9, 2004, reporting results of operations and financial condition for the quarter and nine-months ended May 31, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DELTA AND PINE LAND COMPANY


Date:     July 15, 2004         /s/ W. Thomas Jagodinski
                                --------------------------------
                                W. Thomas Jagodinski
                                President, Chief Executive Officer and Director
                                (Principal Executive Officer)


Date:     July 15, 2004         /s/ R. D. Greene
                                --------------------------------
                                R. D. Greene
                                Vice President - Finance, Treasurer and
                                Assistant Secretary
                                (Principal Financial and Accounting Officer)