Form 10-K
period 2004-08-31
DELTA & PINE LAND CO
filed 2004-11-15
CIK 902277

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

   X     Annual Report  Pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934 for the fiscal year ended August 31, 2004

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934

                  For the transition period from _____ to _____

                        Commission File Number: 000-21788


                           DELTA AND PINE LAND COMPANY
             (Exact name of registrant as specified in its charter)

         Delaware                                            62-1040440
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

One Cotton Row, Scott, Mississippi                             38772
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (662) 742-4000

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
Title of each class                                  on which registered
-------------------                                 ---------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   X                 No
    -----                  -----

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 27, 2004, as reported on the New York Stock Exchange, was approximately $902,745,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 31, 2004, Registrant had 38,550,251 outstanding shares of Common Stock.

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Delta and Pine Land Company Proxy Statement for the Annual Meeting of Stockholders to be held on January 11, 2005. (Items 10, 11, 12 13 and 14 of Part III).

                                     PART I

ITEM 1.         BUSINESS

Domestic
--------

Delta and Pine Land Company, a Delaware corporation, and subsidiaries ("D&PL") is primarily engaged in the breeding, production, conditioning and marketing of proprietary varieties of cotton planting seed in the United States and other cotton producing nations. We also breed, produce, condition and market soybean planting seed in the United States.

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

International
-------------

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

We sell our products in foreign countries through (i) export sales to distributors and (ii) direct in-country operations through either joint ventures or wholly-owned subsidiaries. The method varies and evolves, depending on our assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. In 2004, the majority of international sales came from direct in-country operations (primarily Argentina, Australia, Brazil, China, South Africa and Turkey).

See Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 for further details about business segments.

---------------------
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company. Pursuant to the closing of a merger on April 16, 2003, Pharmacia Corporation merged with and into a wholly-owned subsidiary of Pfizer Inc. Pharmacia survived the merger as a wholly-owned subsidiary of Pfizer Inc.

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

Joint Ventures
--------------

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

In November 1995, D&M International, LLC formed a subsidiary, D&PL China Pte Ltd. ("D&PL China"). D&PL China is 80% owned by D&M International, LLC, and 20% owned by a Singaporean entity. In November 1996, D&PL China formed Hebei Ji Dai Cottonseed Technology Company Ltd. ("Ji Dai") with parties in Hebei Province, one of the major cotton producing regions in the People's Republic of China. Ji Dai is 67% owned by D&PL China and 33% owned by Chinese parties. In June 1997, Ji Dai commenced construction of a cottonseed conditioning and storage facility in Shijiazhuang, Hebei, China, pursuant to the terms of the joint venture agreement. The new facility was completed in December 1997 and seed processing and sales of seed of D&PL cotton varieties containing Monsanto's Bollgard technology commenced in 1998.

In December 1997, D&M International, LLC formed a joint venture with Ciagro S.R.L. ("Ciagro"), a distributor of agricultural inputs in the Argentine cotton region, for the production and sale of genetically improved cottonseed. CDM
Mandiyu S.R.L. ("CDM") is owned 60% by D&M International, LLC, and 40% by Ciagro. In September 1998, CDM began construction of a cottonseed conditioning and storage facility in Avia Terai, Chaco, Argentina. Construction was completed in June 1999. CDM has been licensed to sell our cotton varieties containing Monsanto's Bollgard and Roundup Ready gene technologies. Sales of Bollgard varieties commenced in 1999 and sales of Roundup Ready varieties began in 2003.

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

In October 2001, we announced that we had signed Letters of Intent with two parties in China to form two new joint ventures there, one each in Hubei and Henan provinces. These two new potential markets contain approximately 4.5 million acres of cotton planted in 2001 which is almost 2.5 times the size of the combined Hebei and Anhui markets. A joint venture agreement was negotiated and agreed to with the parties in Henan province and the agreement was submitted to the Chinese government authorities for approval. However, in April 2002, China announced rules prohibiting new foreign investment in seed companies that intend to sell genetically modified seed, which will restrict the ability of non-Chinese companies, including us, from investing in such joint ventures. However, our joint venture in Hebei province, Ji Dai, signed a distribution agreement with a party in the Henan province and distributed seed there beginning in fiscal 2003. We expect to continue to expand our business in China through our existing joint ventures, Ji Dai and An Dai.

In May 2002, we established DeltaMax Cotton, LLC ("DeltaMax"), a limited liability company jointly owned with Verdia, Inc. ("Verdia"), which was purchased by DuPont on July 2, 2004. DeltaMax was formed to create, develop and commercialize value-enhancing traits for the cottonseed market that will complement and/or compete with traits available today. It is currently focusing on glyphosate-tolerant, insect-resistance and nematode-resistance strategies for use in cotton. Commercialization of new traits developed by this venture is not expected until after 2010. DeltaMax will contract research and development activities to Verdia, third parties and D&PL when appropriate, and license its products to D&PL and potentially to others. D&PL and Verdia each own 50% of DeltaMax.

Subsidiaries
------------

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

D&PL Semillas Ltda., our wholly-owned subsidiary, maintains a winter nursery and foundation seed operation in Canas, Costa Rica and has a delinting plant there to process foundation seed for export to the United States. Multiple winter nursery locations are used to manage seed production risks. The use of Southern Hemisphere winter nurseries and seed production programs such as these may accelerate the introduction of new varieties because we can raise at least two crops per year by taking advantage of the Southern Hemisphere growing season.

Deltapine Australia Pty. Ltd., our wholly-owned Australian subsidiary, breeds, produces, conditions and markets cotton planting seed in Australia. Certain varieties developed in Australia are well adapted to other major cotton producing countries and Australian-developed varieties are exported to those areas. We sell seed of both conventional and transgenic varieties, containing Monsanto's Bollgard II(R) and Roundup Ready technologies, in Australia.

Turk DeltaPine, Inc. ("Turk DeltaPine"), our wholly-owned subsidiary, through a Turkish branch, produces, conditions and markets cotton planting seed in Turkey. In addition, Turk DeltaPine produces conventional cottonseed varieties for sale in Turkey and Europe.

In September 2004, D&PL established, through Indian nominee shareholders, Deltapine India Seed Private Ltd. ("Deltapine India"). This company will be wholly-owned by D&PL (by itself or through wholly-owned affiliates), pending formal transfer of ownership from the nominee shareholders. Deltapine India was formed with the intent to breed, test, produce, market and sell agricultural seeds and services in India.

Employees
---------

As of October 31, 2004, we employed a total of 528 full-time employees worldwide, excluding approximately 102 employees of joint ventures. Due to the nature of our business, we utilize seasonal employees in our delinting plants and our research and foundation seed programs. The maximum number of seasonal employees approximates 175 and typically occurs in October and November of each year. We consider our employee relations to be good.

Biotechnology
-------------

Insect Resistance for Cotton
----------------------------

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

Pursuant to the terms of the Bollgard Agreement, farmers must buy a limited use sublicense for the technology from D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), in order to purchase seed containing the Bollgard gene technology. Monsanto determines the licensing fee growers pay for use of Bollgard technology. Growers may receive discounts and/or rebates of licensing fees under certain crop destruct, crop replant and other programs. D&M Partners contracts the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto. The distributor/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee, presently approximately 15%. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 71% of the net sublicense fee (technology sublicensing fees less certain distributor/dealer payments), and we receive the remainder of net sublicense revenue for our services. The expiration date of the Bollgard Agreement is determined by the last to expire of the patent rights licensed under that agreement. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), the expiration date of the Bollgard Agreement will be June 13, 2011, the date the last of the presently issued patents will expire. This date may be extended in the event additional relevant patents issue that have expiration dates later than June 13, 2011.

Pursuant to the Bollgard Agreement, Monsanto must defend and indemnify us against claims of patent infringement, including all damages awarded or amounts paid in settlements. Monsanto must also indemnify us against (a) costs of inventory and (b) lost profits on inventory which becomes unsaleable because of patent infringement claims. Monsanto must defend any claims of failure of performance of a Bollgard gene. Monsanto and D&PL share the cost of any product performance claims in proportion to each party's share of the net sublicense fees. The indemnity from Monsanto only covers performance claims involving failure of performance of the Bollgard gene and not claims arising from other causes. Pharmacia remains liable for Monsanto's performance under these defense and indemnity agreements.

In December 2000, D&PL and Monsanto executed the Bollgard II Gene License and Seed Services Agreement (the "Bollgard II Agreement") for Monsanto's subsequent insect resistance product. The Bollgard II Agreement contains essentially the same terms as the Bollgard Agreement. On December 23, 2002, Monsanto announced that it had received U.S. regulatory clearance for Bollgard II. We have commercialized limited quantities of our Bollgard II cotton varieties in the U.S. beginning in fiscal 2003. The expiration date of the Bollgard II Agreement is determined by the last to expire of the patent rights licensed under that Agreement. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), the expiration date of the Bollgard II Agreement will be November 4, 2018, the date the last of the presently issued patents will expire. This date may be extended in the event additional relevant patents issue that have expiration dates later than November 4, 2018.

In August 2004, we executed a License Acquisition Agreement with Syngenta Crop Protection AG ("Syngenta") under which D&PL acquired worldwide licenses for the commercialization of cotton of Syngenta's VIP3A and Cry1Ab insect resistance genes (the "VipCotTM Gene Licenses"). D&PL agreed to pay $46.8 million for these licenses, payable in installments, of which $9.2 million represents contingent payments. These licenses provide for commercialization of insect resistant cotton varieties containing Syngenta insect resistance genes in the United States and in other countries, subject to government approval of the technologies. Syngenta is responsible for obtaining such government approval in the United States and, if instructed by D&PL, in other countries. Syngenta is required to consult with D&PL and to assist and support commercialization of D&PL's products containing Syngenta's insect resistance genes.

Pursuant to the VipCot Gene Licenses, farmers will be sublicensed by D&PL to use seed containing Syngenta's insect resistance technologies. The VipCot technologies will be marketed on a competitive basis with alternative insect control costs and other available technologies. After dealers and distributors are compensated for their services, and after deduction of certain marketing expenses and other costs, D&PL will pay Syngenta a royalty equal to 30% of the net revenue obtained from sublicensing of the VipCot gene technologies. D&PL retains the balance of such net sublicense revenue. Provisions for payment of royalties under the VipCot Gene Licenses generally continue until the expiration of the last to expire of Syngenta's applicable patent rights on a country-by-country basis or for a minimum of ten years after the first commercial sale of a licensed product in the subject country, after which D&PL will hold a permanent paid-up license to Syngenta's licensed patent rights for use in cotton. D&PL has the rights to sublicense its affiliates (and, in countries outside the United States, third parties) to commercialize Syngenta's insect resistance technologies. In the event D&PL elects not to make the contingent payments, and upon other termination events, D&PL will retain rights to commercialize products containing VipCot events which have then received government approval for sale in the United States.

The VipCot Gene Licenses make D&PL the primary licensee of Syngenta's insect resistance technology. To retain this status, D&PL must meet milestones for development of VipCot cotton varieties, produce seed for commercial sale in the United States and meet and maintain sales objectives.

Pursuant to the VipCot Gene Licenses, Syngenta is responsible for obtaining required intellectual property rights and for defense of claims of patent infringement. The costs of defense and indemnification are borne either by Syngenta alone or by Syngenta and D&PL proportionately based on the nature of the claim. D&PL is responsible for managing the defense of grower claims alleging failure of performance of a licensed gene. Syngenta and D&PL will bear the cost of product performance claims in proportion to each party's share of net sublicense fees. The product performance indemnity from Syngenta only covers claims involving failure of performance of the Syngenta insect resistance genes and not claims arising from other causes.


In January 2003, we announced a collaboration agreement with Dow AgroSciences LLC ("DAS") under which we would develop, test and evaluate elite cotton varieties containing DAS insect resistance traits. We continue to work with DAS insect resistant traits. On October 4, 2004, DAS announced it had received full EPA registration for its WideStrikeTM Insect Protection technology and would introduce products from its subsidiary in 2005. We may commercialize varieties containing DAS insect resistance technology if we reach a commercialization agreement.

Herbicide Tolerance for Cotton
------------------------------

In February 1996, D&PL, Monsanto and D&M Partners executed the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement"), which provides for the commercialization of Roundup Ready cottonseed. Pursuant to the collaborative biotechnology licensing agreements executed in 1996 and amended in July 1996, December 1999, January 2000 and March 2003, we have also developed transgenic cotton varieties that are tolerant to Roundup(R), a glyphosate-based herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. The Roundup Ready Agreement grants a license to D&PL and certain of our affiliates the right in the United States to sell cottonseed of our varieties that contain Monsanto's Roundup Ready gene. The Roundup Ready gene makes cotton plants tolerant to contact with Roundup herbicide applications made during a finite early season growth period. Similar to the Bollgard Agreement, farmers must execute limited use sublicenses in order to purchase seed containing the Roundup Ready gene. Monsanto determines the licensing fee growers pay for use of Roundup Ready technology. Growers may receive discounts and/or rebates of licensing fees under certain crop destruct, crop replant and other programs. The distributors/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 70% of the net sublicense fee (technology sublicensing fees less certain distributor/dealer payments), and we receive the remainder of net sublicense revenue for our services. The expiration date of the Roundup Ready Agreement is determined by the last to expire of the patent rights licensed under that agreement. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), the expiration date of the Roundup Ready Agreement will be April 18, 2017, the date the last of the presently issued patents will expire. This date may be extended in the event additional relevant patents issue that have expiration dates later than April 18, 2017.

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

Cotton Technology Licenses for Countries Outside the United States
------------------------------------------------------------------

In February 1996, D&PL and Monsanto executed an Option Agreement (subsequently amended in December 1999) which provides us with option rights for an exclusive license for Monsanto's Bollgard and other genes active against lepidopteran insects in each country outside the United States where Monsanto commercializes such genes in cotton (except for Australia where we have an option for a non-exclusive license to such genes and India where we have no option rights to such genes), option rights to non-exclusive licenses to Roundup Ready genes in cotton in all countries outside the United States, and option rights to non-exclusive licenses for all countries for any gene that may be commercialized by Monsanto that enhances the fiber characteristics of cotton. The terms of such licenses must be offered and negotiated in good faith. All such licenses that are non-exclusive must provide us most favored licensee status. The Option Agreement remains in effect so long as the Bollgard Agreement and Roundup Ready Agreement for the United States remain in effect. Pursuant to the Option Agreement, Monsanto and D&PL (or D&PL's affiliates or joint venture companies) have entered into exclusive Bollgard licenses for seven countries (Argentina, Brazil, China, Colombia, Mexico, South Africa, and Thailand) outside the United States and a non-exclusive license for lepidopteran active genes for Australia, as well as non-exclusive Roundup Ready licenses for four countries (Argentina, Australia, Brazil, and South Africa) outside the United States.

Herbicide Tolerance for Soybeans
--------------------------------

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

Transformation, Enabling and Other Technologies
-----------------------------------------------

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

Other
-----

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

Commercial Seed
---------------

The following table presents the number of commercial cottonseed and soybean seed varieties we sold in the years ended August 31, 2004 and 2003:

                                             2004                   2003
                                        ---------------       ---------------
Cotton
     Conventional                                  11                   20
     Bollgard                                       3                    5
     Roundup Ready                                 16                   14
     Bollgard/Roundup Ready                        14                   14
     Bollgard II/Roundup Ready                      1                    2
                                        ---------------       ---------------
                                                   45                   55
                                        ===============       ===============
Soybeans
     Conventional                                   1                    1
     Roundup Ready                                 19                   15
     STS                                            2                    2
                                       ---------------       --------------
                                                   22                   18
                                       ===============       ==============

In addition to the above, in 2004, we had 87 experimental cotton varieties and 6 experimental soybean varieties in late stage development prior to commercialization. In 2003, we had 76 experimental cotton varieties and 6 experimental soybean varieties in late stage development prior to commercialization.

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

We farm approximately 5,500 acres globally, primarily for research purposes and for production of cotton and soybean foundation seed. Additionally, we have annual agreements with various growers to produce seed for cotton and soybeans. The growers plant parent seed purchased from us and follow quality assurance procedures required for seed production. If the grower adheres to our established quality assurance standards throughout the growing season and if the seed meets our standards upon harvest, we may be obligated to purchase specified minimum quantities of seed, usually in our first and second fiscal quarters, at prices equal to the commodity market price of the seed plus a grower premium. We then condition the seed for sale.

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

Revenues from domestic seed sales are recognized when the seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard and Roundup Ready cottonseed are based on pre-established planting rates for nine geographic regions and, for years prior to 2004, considered the estimated number of seed contained in each bag which varied by variety, location grown, and other factors. Effective in 2004, picker and stripper cottonseed products were sold in bags containing approximately 250,000 seed as well as bulk boxes containing approximately 8,000,000 seeds. Acala and Pima cottonseed products continue to be sold in 50-pound bags. International export revenues are recognized upon the later of when the seed is shipped or the date letters of credit (or instruments with similar security provisions) are confirmed. International export sales are not subject to return except in limited cases in Mexico and Colombia. All other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped, except in Australia where certain immaterial revenues are recognized when collected.

Domestically, we promote our cotton and soybean seed directly to farmers and sell our seed through distributors and dealers. All of our domestic seed products (including those containing Bollgard and Roundup Ready technologies) are subject to return and credit risk, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during our third and fourth quarters. We provide for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to our operating results are recorded when such differences become known, typically in our fourth quarter. All significant returns occur and are accounted for by fiscal year end. We also offer various sales incentive programs for seed and participate in such programs related to the Bollgard and Roundup Ready technology fees offered by Monsanto. Under these programs, if a farmer plants his seed and the crop is lost (usually due to inclement weather) by a certain date, a portion of the price of the seed and technology fees are forgiven or rebated to the farmer if certain conditions are met. The amount of the refund and the impact to D&PL depends on a number of factors including whether the farmer can replant the crop that was destroyed. We record monthly estimates to account for these programs. The majority of program rebates occur during the second, third, and fourth quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end.

Availability of Information on Our Website
------------------------------------------

Additional information (including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange
Act) is available free of charge at our website at www.deltaandpine.com under Investor Relations, as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission.

Outlook
-------

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

Our other owned cottonseed delinting, conditioning and storage facilities in the United States are in: Eloy, Arizona; Hollandale, Mississippi; and Aiken, Texas. We have additional leased storage facilities in Lubbock, Texas and Greenville, Mississippi and own an additional storage facility in Lubbock, Texas. We own a soybean processing plant in Harrisburg, Arkansas. We also own cottonseed delinting facilities in Narromine, New South Wales, Australia; Groblersdal, South Africa; Canas, Costa Rica; Shijiazhuang, Hebei, China (through a Chinese joint venture); Hefei City, Anhui, China (through a Chinese joint venture); and Avia Terai, Chaco, Argentina (through an Argentine joint venture). We have an additional leased storage facility in Adana, Turkey. We also own a facility in Tunica, Mississippi that is not currently in use.

Our plant breeders conduct research at eight company-owned facilities in the United States. We also own research facilities in Australia and Brazil and lease additional research facilities in Brazil and Greece. In connection with our foundation seed program, we lease land in the United States, Argentina, Australia, Brazil, China, Costa Rica, South Africa, and Turkey.

All owned properties are free of encumbrances. We also may lease warehouse space in other locations. We believe that all of our facilities, including our conditioning, storage and research facilities, are well maintained and generally adequate to meet our needs for the foreseeable future. (See "Liquidity and Capital Resources" in Item 7).

PRINCIPAL COMPANY LOCATIONS, AFFILIATES AND SUBSIDIARIES:

World Headquarters
Scott, Mississippi, USA

Research Centers                           Operations Facilities
Scott, Mississippi, USA                    Scott, Mississippi, USA
Winterville, Mississippi, USA              Hollandale, Mississippi, USA
Maricopa, Arizona, USA                     Eloy, Arizona, USA
Tifton, Georgia, USA                       Harrisburg, Arkansas, USA
Hartsville, South Carolina, USA            Aiken, Texas, USA
Hale Center, Texas, USA                    Lubbock, Texas, USA
Haskell, Texas, USA                        Avia Terai, Chaco, Argentina
Lubbock, Texas, USA                        Narromine, New South Wales, Australia
Narrabri, New South Wales, Australia       Canas, Costa Rica
Capinopolis, Minas Gerais, Brazil          Hefei City, Anhui, People's Republic
Uberlandia, Minas Gerais, Brazil               of China
Canas, Costa Rica                          Shijiazhuang, Hebei, People's
Larissa, Greece                                Republic of China
                                           Groblersdal, South Africa
                                           Adana, Turkey

                                           Foreign Offices
                                           Narrabri, New South Wales, Australia
                                           Uberlandia, Minas Gerais, Brazil
                                           Canas, Costa Rica
                                           Thessaloniki, Greece
                                           Mexicali, Mexico
                                           Mexico City, Mexico
                                           Wassenaar, The Netherlands
                                           Beijing,People's Republic of China
                                           Groblersdal, South Africa
                                           Seville, Spain
                                           Izmir, Turkey

ITEM 3.  LEGAL PROCEEDINGS

The following sets forth all known pending litigation in which D&PL is named as a defendent and a description of other legal matters.

Product Claims
--------------

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

D&PL was named in two lawsuits filed in the Circuit Court of Holmes County, Mississippi. One was filed March 14, 2002, and the second was filed on August 19, 2002. Both cases include numerous plaintiffs who allege that certain cottonseed sold by D&PL was improperly mixed and blended and failed to perform as advertised. In the second Holmes County lawsuit, D&PL has filed a third party Complaint and seeks a declaration that its insurers are responsible for the cost of defending the action and for full indemnification of D&PL in the event a judgment is entered against it. The third-party defendant removed the case to the United States District Court for the Southern District of Mississippi, Jackson Division, where a motion to remand was granted on September 28, 2004. Accordingly that case has now been returned to the docket of Holmes County, Mississippi. Both cases are in the preliminary discovery stage. However, dispositive motions are pending in the March 14, 2002 filed case, and will be filed shortly in the August 19, 2002 case which has just been returned to state court. Neither of these lawsuits alleges that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the terms of any of the gene licenses with Monsanto.

The pending lawsuits filed against D&PL in Hockley County, Texas on April 14, 1999, the two lawsuits filed November 15, 1999, in the Court of Common Pleas of Hampton County, South Carolina, and the three lawsuits filed July 29, 2002, in the Court of Common Pleas of Hampton County, South Carolina have now been resolved without material financial impact on the Company.

All lawsuits related to product claims seek monetary damages. See Note 17 of the Notes to Consolidated Financial Statements in Item 8 for further details about product claims.

Other Legal Matters
-------------------

On December 9, 2003, Bayer BioScience N.V. and Bayer CropScience GmbH (collectively "Bayer") filed a suit in the Federal Court of Australia alleging that the importing, exporting, selling and other alleged uses by Deltapine Australia Pty Ltd., D&PL's wholly-owned Australian subsidiary ("Deltapine Australia"), of Bollgard II(R) cottonseed infringes Bayer's Australian patent that claims an alleged invention entitled "Prevention of Bt Resistance Development." The suit seeks an injunction, damages and other relief against Deltapine Australia. Deltapine Australia disputes the validity, infringement and enforceability of Bayer's patent. On April 16, 2004, Deltapine Australia responded to the suit, denying infringement and asserting affirmative defenses and cross claims. The suit is in pretrial proceedings.

In July 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), pertaining to matters under the Bollgard and Roundup Ready Licenses for the United States and matters under license agreements for Argentina and the Republic of South Africa. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices were submitted to a panel of senior executives (the "Executive Panel"). Monsanto subsequently withdrew from the Executive Panel the issue involving the license agreements for the Republic of South Africa and submitted to the Executive Panel one additional issue of interpretation of the Bollgard and Roundup Ready Licenses for the United States. Issues arising from operations in Argentina and issues involving technology fees and interest have been settled without material financial impact on the Company and are no longer in dispute. On May 20, 2004, Monsanto submitted to arbitration before the American Arbitration Association two unresolved issues: whether D&M Partners has paid Monsanto all royalties due and whether D&PL has made unauthorized transfers of materials containing Monsanto technology. In this arbitration proceeding, Monsanto seeks an adjudication of its alleged right to terminate the Bollgard and Roundup Ready Licenses, to dissolve D&M Partners, to obtain an accounting and to receive monetary damages and a return or destruction of materials containing Monsanto technologies. D&PL denies the claims asserted by Monsanto in the arbitration filing and has filed appropriate responses and counterclaims to Monsanto's claims based on the issues submitted by D&PL to the Executive Panel. On November 8, 2004, Monsanto submitted one new claim allegedly involving a dispute under the license agreements to the Executive Panel. D&PL is committed to participating in good faith resolution of the issues in dispute through arbitration or through the Executive Panel, as applicable.

In December 2002, D&PL filed a suit in the Circuit Court of Holmes County, Mississippi, against Nationwide Agribusiness and other insurance companies seeking a declaration that the allegations of the Holmes County, Mississippi lawsuit filed March 14, 2002, referenced under "Product Claims" immediately above, are covered by D&PL's comprehensive general liability and umbrella liability policies. This case was removed by the defendants to the United States District Court for the Southern District of Mississippi. In this litigation, D&PL seeks a declaration that its insurers are responsible for the cost of defending such actions, and full indemnification of D&PL in the event a judgment is rendered against it based upon the seed mix claim alleged by plaintiffs. D&PL alleges in this litigation that the allegations of plaintiffs' complaint are covered by one or more of D&PL's insurance policies issued by the defendant insurance companies.

In November 2002, D&PL filed suit in the Circuit Court of Washington County, Mississippi, against its fire insurance carrier, Reliance Insurance Company of Illinois. That suit seeks recovery of seed inventory lost, damaged or destroyed during a fire that occurred in November 1999 at D&PL's Hollandale, Mississippi facility. A Stay Order has now been entered in this case pursuant to the powers of the Receiver of Reliance Insurance Company of Illinois, which is now in liquidation. Therefore, we are currently prevented from formally pursuing the matter.

In October 2002, Transportes Darkepe Ltda, a Brazilian trucking company, filed suit in a local court in the State of Parana, Brazil, against an employee of D&PL Brasil Ltda. ("D&PL Brasil"), a Brazilian subsidiary of D&PL, and Localiza Rent a Car ("LRC"), alleging that the employee had caused a motor vehicle accident resulting in property damage to a truck owned by the plaintiff. In December 2002, D&PL Brasil was joined as a defendant on the basis that the rental car driven by the employee had been rented in its name. The case remains pending in pretrial proceedings. The damages sought, including interest, through August 2004, is approximately $49,000. The employee and D&PL Brasil are being defended and are indemnified in this litigation by the respective insurance carriers for LRC and D&PL.

In January 2001, Sure Grow Seed Inc. ("Sure Grow"), an indirect subsidiary of D&PL, gave notice to Ozbugday Tarim Isletmeleri ve Tohumculuk A.S. ("OTIT"), a Turkish seed company, of termination (effective at the end of the 2001 crop year) of OTIT's exclusive distributorship for cottonseed of Sure Grow varieties in the Republic of Turkey. OTIT refused to acknowledge the validity of this termination. In October 2002, Sure Grow and the Turkish Branch of Turk Deltapine, Inc. ("Turk Deltapine'"), D&PL's local affiliate in Turkey, commenced a civil action in a Turkish commercial court seeking an injunction against continued sales of Sure Grow varieties by OTIT. OTIT filed a counterclaim seeking an injunction against Turk Deltapine's marketing of seed of Sure Grow varieties in alleged violation of OTIT's exclusive distribution rights and monetary damages for lost profits in an amount to be determined. In June 2004, a panel of legal experts appointed by the court in which the case is pending rendered an advisory opinion that Turkish law should govern the termination of OTIT's distributorship agreement and, that under Turkish law, the January 2001 notice of termination was not effective. The court has not entered a decision after receipt of this advisory opinion. Both OTIT and Turk Deltapine have continued to distribute cotton planting seed of Sure Grow varieties in Turkey.

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

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $697,000 at October 31, 2004, exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make seed available for sale in Central America and Mexico.

D&PL vs. Monsanto Company and Pharmacia Corp.
---------------------------------------------

On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger of Monsanto with D&PL under the May 8, 1998, Merger Agreement. On
December 30, 1999, D&PL filed suit (the "December 30 Suit") in the First Judicial District of Bolivar County, Mississippi, seeking, among other things, the payment of the $81 million termination fee due pursuant to the merger agreement, compensatory damages and punitive damages. On January 2, 2000, D&PL and Monsanto reached an agreement whereby D&PL would withdraw the December 30 Suit, without prejudice for the purpose of negotiating a settlement of D&PL's claims, and Monsanto would immediately pay the $81 million. On January 3, 2000, Monsanto paid to D&PL a termination fee of $81 million as required by the merger agreement. On January 18, 2000, after unsuccessful negotiations, D&PL filed a suit (the "January 18 Suit") reinstating essentially all of the allegations contained in the December 30 Suit. The January 18 Suit by D&PL against Monsanto seeks, among other things, in excess of $1 billion in compensatory and $1 billion in punitive damages for breach of contract under the merger agreement between the parties. D&PL alleges that Monsanto failed to use its best efforts, commercially reasonable efforts, and/or reasonable best efforts to obtain antitrust approval from the U.S. Department of Justice, as required under the terms of the merger agreement. D&PL also seeks damages for breach of the January 2, 2000, agreement pursuant to which the parties were to negotiate for two weeks to resolve the dispute over failure of the merger to close.

The parties litigated for several months in 2000 over the appropriate forum to hear the case. On July 17, 2000, the Delaware Court of Chancery rejected Monsanto's attempt to maintain the action in Delaware and returned the parties to the Circuit Court for the First Judicial District of Bolivar County, Mississippi.

On December 18, 2000, D&PL amended its complaint to include a claim for tortious interference with prospective business relations on the grounds that Monsanto's unreasonable delay prevented the consummation of the merger and kept D&PL from being in a position to enter into transactions and relationships with others in the industry. In light of the merger of Monsanto into Pharmacia & Upjohn, Inc., after the filing of the original complaint, D&PL named both Pharmacia Corp. (the renamed existing defendant) and Monsanto Company as defendants in the amended complaint.

In January, 2001, Monsanto filed a motion for summary judgment on the breach of contract claims, alleging that D&PL suffered no cognizable damages as a result of the failed merger. Monsanto also filed a motion to dismiss (or in the alternative for summary judgment) with respect to the tortious interference claim, arguing that it was entitled to 1) dismissal of the action on the grounds that D&PL's amended complaint did not satisfy any of the elements of a tortious interference claim and, thus, did not state a viable claim; and 2) summary judgment because D&PL has not suffered any damages as a result of Monsanto's actions. On November 15, 2001, the Circuit Court denied the defendants' motion for summary judgment on the breach of contract claims, holding that the case presents issues for trial by jury including the existence and extent of benefit-of-the-bargain damages. The Court also denied defendants' motion to dismiss or for summary judgment on D&PL's claim for tortious interference with business relationships.

In June, 2003, the original trial judge to whom this case was assigned, retired and the case was assigned to a new trial court judge.

On September 12, 2003, Monsanto amended its answer to include four counterclaims against D&PL, alleging breach of contract, fraudulent inducement, and negligent misrepresentation. The fraudulent inducement and negligent misrepresentation claims allege that D&PL misrepresented the status of the Department of Justice's investigation into D&PL's 1996 acquisition of the Sure Grow companies prior to the signing of the merger agreement. The breach of contract claim alleges that D&PL failed to notify Monsanto that D&PL had sustained a material adverse change, where the alleged material adverse change relates to some of the matters for which D&PL seeks consequential damages in this litigation. The breach of contract claim also alleges that D&PL failed to use its contractually-required efforts to inform Monsanto that Monsanto was not using contractually-required efforts to complete the transaction. Monsanto is seeking unspecified damages for its counterclaims, including the $81 million paid by Monsanto to D&PL as a termination fee and related expenses. D&PL answered the counterclaims, denying all liability, and intends to vigorously defend against these counterclaims.

On December 5, 2003, Monsanto filed a motion for partial summary judgment relating to one method that D&PL had used to calculate its damages, and on October 8, 2004, the Court granted Monsanto's motion. D&PL intends to seek an interlocutory appeal of this issue to the Mississippi Supreme Court. D&PL has also sought interlocutory review by the Mississippi Supreme Court of a discovery ruling relating to documents that Monsanto claimed to be privileged that the original trial judge ordered Monsanto to produce and that the new trial judge ordered D&PL to return. The Court has temporarily suspended the dates for the completion of discovery, originally established in a September 2003 Order, and no trial date has been set.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol DLP. The range of closing prices for these shares for the last two fiscal years, as reported by the NYSE, was as follows:

Common Stock Data             1st Qtr      2nd Qtr      3rd Qtr      4th Qtr
-----------------            ---------    ---------    ---------    ---------


FYE August 31, 2004
Market Price Range - Low       $22.62      $24.28        $22.80       $20.90
                   - High       25.40       26.63         25.82        25.80

FYE August 31, 2003
Market Price Range - Low       $17.96      $19.18        $18.70       $21.78
                   - High       20.79       20.96         24.02        25.30


Dividends totaling $0.46 and $0.27 per share on common and preferred shares were paid in 2004 and 2003, respectively. The Board of Directors anticipates that quarterly dividends of $0.12 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Aggregate dividends paid on common shares in 2004 were $17.6 million and should approximate $18.5 million in 2005. Aggregate dividends paid on preferred shares in 2004 were $0.5 million and should approximate $0.5 million in 2005. In the first quarter of fiscal 2005, the Board of Directors authorized a quarterly dividend of $0.12 per share to be paid on December 14, 2004, to shareholders of record on November 30, 2004.

On October 31, 2004, there were approximately 6,000 shareholders of our 38,550,251 outstanding common shares.

Equity Compensation Plan Information
------------------------------------

The following table reflects the described information as of August 31, 2004:

                                        Number of securities
                                          to be issued upon              Weighted average               Number of securities
                                             exercise of                  exercise price               remaining available for
                                        outstanding options,         of outstanding options,        future issuance under equity
          Plan category                  warrants and rights           warrants and rights                compensation plan
----------------------------------     ------------------------     ---------------------------     -----------------------------

Equity compensation plans
approved by security holders                  3,329,633                      $ 20.63                         1,140,331

Equity compensation plans not
approved by security holders                      -                             -                                -

Issuer Purchases of Equity Securities
-------------------------------------

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of D&PL's common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of D&PL's Series M Convertible Non-Voting Preferred shares and for other general corporate purposes.

The following table presents the number of shares purchased monthly under the Company's stock repurchase program for the three-month period ended August 31, 2004:

                                                                                                               Approximate Dollar
                                                 Total                          Total Number of Shares        Value of Shares that
                                               Number of        Average          Purchased as Part of             May Yet Be
                                                Shares        Price Paid          Publicly Announced           Purchased Under the
                 Period                        Purchased       per Share                Plan                          Plan
-----------------------------------------     ------------    ------------    --------------------------    -----------------------

June
(June 1, 2004 to June 30, 2004)                 75,000          $21.26                 75,000                    $21,124,813
July
(July 1, 2004 to July 31, 2004)                 32,200           21.81                 32,200                     20,422,432
August
(August 1, 2004 to August 31, 2004)                  -               -                      -                     20,422,432
                                              ------------                    --------------------------
Total                                           107,200          21.42                107,200                     20,422,432
                                              ============                    ==========================

There were no shares purchased in the quarter other than those authorized pursuant to the February 2000 stock repurchase plan.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS                           (In thousands, except per share amounts)
                                                As of and for the Year Ended August 31,
----------------------------------------------------------------------------------------------------------------------

                                              2004            2003            2002            2001           2000
                                           -----------     ------------    -----------     -----------    ------------
Operating Results:
Net sales and licensing fees                 $314,871         $284,487       $260,041        $308,307        $303,816
Special charges and unusual
   items(1)                                         -             (962)             -          (6,301)         71,233
In-process research and development
   and related transaction costs(2)           (38,532)               -              -               -               -
Net income                                      5,316           27,805         30,339          32,307          79,326
Balance Sheet Summary:
Current assets                               $375,475         $355,261       $308,468        $337,737        $313,701
Current liabilities                           226,225          204,050        174,124         208,041         215,315
Working capital                               149,250          151,211        134,344         129,696          98,386
Total assets                                  457,023          431,552        383,142         411,521         390,134
Long-term debt                                 16,486            1,557          1,176           2,836           2,482
Stockholders' equity                          209,726          217,107        202,207         188,408         159,628
Per Share Data:
Net income - Diluted                            $0.13            $0.70          $0.76           $0.81           $1.98
Book value                                       5.48             5.70           5.27            4.90            4.15
Cash dividends per common share                  0.46             0.27           0.20            0.15            0.12
Weighted average number of shares
used in net income per share
calculation -
  Diluted                                      39,670           39,594         39,781          40,111          40,159


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

(2) In 2004, we recorded a $38.5 million charge for a write off of in-process research and development and related transaction expenses related to our August 24, 2004 acquisition of global licenses to develop and commercialize
     Syngenta's insect resistance technology in cottonseed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW/OUTLOOK

We reported record revenues for the fiscal year ended August 31, 2004 due to strong sales of our newer cottonseed products in the U.S. and a substantial increase in soybean seed sales and international sales over 2003. Licensing fees from cottonseed sales also increased over 2003 due to trait fee price increases enacted by Monsanto and higher unit sales of stacked gene products coupled with a decline in technology fee rebates in 2004 for crop destruct and replant program claims. In 2004, much of the U.S. cotton belt experienced excellent weather conditions during planting and much of the growing season. These favorable weather conditions resulted in lower rebates than we experienced in 2003. Under the crop destruct program, if a farmer plants transgenic seed and his crop is destroyed within sixty days of planting, Monsanto, after field inspection, may forgive or waive the technology fee on the affected acreage. Our U.S. cottonseed business also benefited from strong sales of our newer products, including DP 555 BG/RR and DP 444 BG/RR, the two most popular varieties planted in the U.S. in 2004. DP 555 BG/RR was the most popular variety planted in the U.S. in 2003 and 2004, and our 2004 unit sales of this variety increased by approximately 50% over last year. Likewise, DP 444 BG/RR sales were very strong in 2004, the first year of wide-scale commercial sales. We believe DP 444 BG/RR sales could have been higher had we not been limited by our seed supply of this variety. Overall, we believe 2004 operating results were diminished due to a reduction in U.S. cotton acreage from 2003 in our most profitable regions east of Texas. In a March 31, 2004 report issued by the United States Department of Agriculture ("USDA"), U.S. cotton acreage was forecast to be 14.4 million acres in 2004, which represented an increase of approximately 1.0 million acres over 2003. However, strong soybean commodity prices during the 2004 planting season resulted in a shift of acres away from cotton and into soybeans. In September, 2004, the USDA issued another report which reflected an estimate of U.S. cotton plantings of 13.7 million acres. However, this report indicated acres were lower in areas east of Texas which are more profitable to us and where we have greater market share. The report also reflected an increase in cotton plantings over 2003 in Texas, which has less profit potential for us and where we have lower market share. Our market share was stable to slightly higher in the cotton growing regions east of Texas in 2004, but declined in Texas, due in part to a lack of adequate supplies of products best suited for that market.

Our 2004 financial results were affected by a charge to earnings related to the acquisition of technology licenses that occurred during our fourth quarter. Our pre-tax earnings were reduced by $38.5 million due to this write off of acquired in-process research and development ("IPR&D") and related expenses. This charge reduced our diluted earnings per share by $0.61 for fiscal year 2004. The acquisition of these licenses is a key component of our strategic plan to commercialize technologies from multiple providers and at higher fee sharing percentages to us than we have currently.

Our financial results also benefited from strong soybean seed sales and a substantial improvement in our international business over 2003. Soybean seed sales for 2004 increased almost 25% over 2003 due to improved product offerings as well as an increase in soybean plantings in 2004. Results of operations for the International segment almost tripled over 2003 due to an approximately 30% increase in sales. In particular, sales in Australia, Brazil, Colombia, Mexico, South Africa and Turkey increased significantly over 2003. Cotton fiber commodity prices were generally higher during planting in 2004 than in 2003. This resulted in increased cotton plantings in many of our international markets. In addition, improved product offerings, price increases, and further penetration of transgenic products led to the improvement in international results.

Production costs related to our cottonseed sales were higher this year due to higher raw materials costs and freight related to sourcing seed production from the western United States and, in some cases, Australia. In addition, cost of sales increased due to an increase in the provisions for obsolete inventory. Normally, a higher percentage of products are produced in the Mid-South, but inclement weather destroyed most of the 2003 Mid-South cottonseed production prompting us to shift some production to other areas for this year. The increased cottonseed costs partially offset the effect of our increase in cottonseed selling prices.

Strategic Transactions and Events

On August 24, 2004, we announced the acquisition of global licenses to develop and commercialize innovative insect resistance technology in cotton from Syngenta Crop Protection AG ("Syngenta"). In addition, we obtained licenses to a wide range of other Syngenta enabling technologies that may be used to develop new products in both cottonseed and soybean seed. In return for these licenses, we will pay Syngenta $46.8 million in installments due primarily over the next three years. Once the licensed traits are commercialized, we will receive 70% of the net licensing revenues generated from these products. The first product to be commercialized under the agreements is expected to be VipCot, a novel insect control trait. Depending on the timing of regulatory approval, we expect to have a limited quantity of seed available for sale as early as 2006. This agreement not only provides us with greater share of licensing revenue than we have today, but also more control of development and commercialization decisions with respect to the products. Syngenta will be responsible for obtaining regulatory approval of these products in the U.S. and, if instructed by D&PL, in other countries. We will bear the cost of developing new varieties containing the Syngenta traits and expect to incur expenses of approximately $3.5 million related to this in 2005. See "Acquired In-Process Research and Development" located in this Item 7 for further discussion.

In January 2003, we announced a collaboration agreement with Dow AgroSciences LLC ("DAS") under which we will develop, test, and evaluate elite cotton varieties containing DAS insect resistant traits. We are continuing to work with these traits. On October 4, 2004, DAS announced it had received full EPA registration for its WideStrike Insect Protection technology and would introduce products from its subsidiary in 2005. We may commercialize varieties containing DAS insect resistance technology if we reach a commercialization agreement. To date, no such commercialization agreement has been reached.

In May 2002, we established DeltaMax Cotton LLC ("DeltaMax"), a limited liability company jointly owned with Verdia, Inc. ("Verdia"), a then subsidiary of Maxygen, Inc. In July, 2004, Verdia was acquired by DuPont, which we believe brings potential for additional investment capital, strategic focus and critical mass to our collaboration, which is aimed at developing value-added traits for cotton. We are currently developing traits for insect-resistance, glyphosate tolerance and nematode resistance for cotton. We are currently transforming cotton plants for both the insect resistance and glyphosate tolerance traits. We expect to invest up to $20 million over the next five to eight years to fund our portion of DeltaMax.

Other Matters

We are continuing to pursue our litigation against Monsanto Company and Pharmacia. On October 13, 2004, we announced that the Circuit Court of the First Judicial District of Bolivar County, Mississippi (the "Court") had issued two new orders. In the first order, which related to our damage claims, the Court granted Monsanto's motion for partial summary judgment relating to our claim for expectation or "benefit of the bargain" damages. This ruling reversed a ruling by the previous trial judge in the case, who had ruled that the use of a benefit of the bargain damages measurement was a matter for the jury to decide. We intend to seek an interlocutory review of this ruling by the Mississippi Supreme Court. Our experts have calculated damages using several methods, two of which result in damage estimates of several hundred million dollars to over a billion dollars. Benefit of the bargin damages was one of those methods. The second order related to Monsanto's counterclaims in the case. The Court granted our motion to compel the production of documents and testimony of witnesses relating to Monsanto's counterclaims. Monsanto had invoked privilege as a basis for not producing documents and for not permitting its witnesses to answer questions during depositions. D&PL has also sought interlocutory review by the Mississippi Supreme Court of a September 10, 2004, discovery ruling relating to documents that Monsanto claimed to be privileged that the original trial judge ordered Monsanto to produce and that the new trial judge ordered D&PL to return. At this point, we do not expect the trial to occur in 2005. See Part I, Item 3 for more information.

On May 20, 2004, Monsanto submitted to arbitration before the American Arbitration Association two matters which had been in a formal dispute resolution process before a panel of senior executives since July, 2003. In the arbitration filing, Monsanto is seeking an adjudication of its alleged right to terminate the Bollgard and Roundup Ready Licenses between our companies, monetary damages, as well as other items. We have responded to this arbitration filing and denied Monsanto's claims. In addition, we have asserted counterclaims based on issues that we had submitted to the panel of senior executives. We are committed to participating in good faith resolution of these items through the arbitration process. See Part I, Item 3 for more information.

Outlook

Future growth in sales and earnings will be dependent on (a) cotton acreage in the U.S. and around the world, (b) our ability to continue to profitably expand our international operations, (c) the successful development and launch of the Syngenta insect resistance technology and (d) our ability to successfully develop and launch technologies that we will own or have more control over (such as those being developed by DeltaMax Cotton, LLC). Due to our market position in the U.S., U.S. cotton acreage has a significant effect on our sales and earnings.

As we have previously announced, we expect to provide 2005 earnings guidance later this year. The commodity prices of cotton, soybeans, and corn have been depressed recently due to high production from the 2004 crop and other factors. The current prices of soybeans and corn are at levels that may result in an increase in cotton plantings in the U.S. in 2005 over 2004. However, other factors must be considered and we believe it is too early to estimate 2005 cotton plantings at this time. We expect to have adequate supplies of seed of most of our popular cotton varieties for 2005 plantings due to favorable weather conditions in the Mid-South seed production areas this year. Due to inclement weather during soybean harvesting in our Mid-South and Illinois soybean seed production areas, supplies of some popular soybean varieties may be limited. However, final cottonseed and soybean seed supply amounts are not yet available as processing and quality assurance testing have not yet occurred for most of the 2005 product offerings.

Internationally, we continue to expand our global reach and we seek to improve the operating results of our existing ex-U.S. operations. In 2004, operating results improved significantly due to increased sales in most of our international locations. Depending on the prices of cotton fiber at the time of plantings, we expect acreage in many of our international locations to remain constant with 2004. In addition, we have already seen an increase in cotton acreage in Australia due to an increase in rains where drought conditions have existed for several years. We also expect to see further penetration of transgenic products containing Monsanto's Bollgard, Bollgard II and Roundup Ready technologies in 2005. In Australia, regulatory authorities have approved Monsanto's Bollgard II and increased the area on which it may be planted versus Monsanto's original Bollgard product. In addition, we expect further penetration of transgenics in Colombia where they have only recently been approved for large scale planting. We are already seeing improvements in our businesses in Australia (due to introduction of Bollgard II and increased acreage) and Brazil (due to further penetration of our products). However, it is too early to accurately forecast International results for 2005 as plantings have not yet occurred in most markets. We will continue to develop new businesses in markets such as India and portions of Africa. We recently have formed a subsidiary, Deltapine India Seed Private Ltd., to further our business activities in India.

We continue to develop and test varieties containing new technologies from multiple sources. We are developing products with Monsanto's second generation traits, Bollgard II and Roundup Ready Flex. In addition, we continue to work with Syngenta's VipCot traits so that these products may be commercialized as quickly as regulatory approval is received. Both Monsanto and Syngenta traits are being introgressed into our most elite cotton germplasm. We believe we are uniquely positioned to rapidly introduce new technologies to both U.S. and ex-U.S. cotton farmers due to the strength and breadth of our breeding programs and germplasm base, our technical services capabilities, know-how, brand recognition and market position.

Share Repurchase Program/Dividend Policy

Our Board of Directors approved a common stock repurchase plan of up to $50 million in 2000. As of October 31, 2004, D&PL had repurchased 1,553,200 shares at an aggregate purchase price of $29.6 million under the current purchase program. We expect to continue purchasing shares under this plan in the open market subject to market price and other considerations. Currently, the quarterly dividend is $0.12 per share. The Board of Directors reviews the dividend policy quarterly. Assuming the dividend rate is maintained through 2005, the aggregate payments will be $18.5 million to the holders of the 38.5 million common shares outstanding and $0.5 million to the holder of the 1.1 million preferred shares outstanding. In addition, the Board of Directors continues to review uses of the Company's cash position and alternatives for maximizing its value to shareholders. See "Risks and Uncertainties" located in this Item 7.

Net Sales and Licensing Fees

In 2004, our consolidated net sales and licensing fees increased 10.7% to $314.9 million from 2003 sales of $284.5 million. This increase was primarily driven by the following: (a) an increase in licensing fee revenues due to lower payments on crop loss and replant programs, an increase in the licensing fees charged per bag, and an increase in sales of stacked-gene picker products, (b) an increase in cottonseed prices and higher sales of our higher-priced, elite varieties, (c) an increase in units of soybean seed sold, and, (d) an increase in international revenues, primarily from in-country sales in Australia, Brazil and Turkey and from export sales to Mexico and Colombia. Australia, Brazil and Turkey sales increased due to stronger demand for our products and new product introductions. Colombia sales increased due to the recent approval of transgenic varieties containing Monsanto's Bollgard technology while Mexico's sales increase was primarily attributable to higher cotton acreage.

In 2003, our consolidated net sales and licensing fees increased 9.4% to $284.5 million from 2002 sales of $260.0 million. This increase was primarily the result of (a) an increase in sales of stacked gene products, for which higher technology licensing fees are charged, (b) an increase in the selling price of our seed and the introduction of higher-priced cottonseed varieties, primarily DP 555 BG/RR, and (c) an increase in soybean seed sales, which increased approximately 26% in 2003 from 2002. In 2003, domestic transgenic cottonseed sales comprised approximately 96% of total domestic unit sales of cottonseed, compared to approximately 93% in 2002. Offsetting these increases were lower international sales and higher sales rebates associated with distributor payments, crop destruct and crop replant programs. The decrease in international sales was mainly attributable to a decrease in sales at our joint venture in Brazil (due to the devaluation of the Brazilian Real), a decrease in export sales to Greece (due to high inventory levels at our distributor), and lower sales in Australia (due to the severe drought conditions), offset by an increase in sales at our joint ventures in China.

Gross Profit

Our consolidated gross profit increased to $109.0 million in 2004 compared to $100.7 million in 2003. Consolidated gross profit as a percentage of consolidated net sales and licensing fees was consistent with the prior year at 35%. The revenue increase attributable to the adoption of higher priced products was offset by lower margins on soybean sales caused by higher costs of soybean raw materials and an increase in both cottonseed production costs and in the provision for damaged, obsolete and excess cottonseed inventory.

Our consolidated gross profit increased to $100.7 million in 2003 compared to $90.8 million in 2002. Consolidated gross profit as a percentage of consolidated net sales and licensing fees was flat with 2002 at 35%. Price increases and the introduction of higher priced varieties were partially offset by an increase in cottonseed cost caused by higher raw materials costs and freight related to sourcing seed production from the western United States and Australia.

Operating Expenses

Operating expenses increased to $87.4 million in 2004 from $44.0 million in 2003. Operating expenses for 2004 include a $38.5 million charge for acquired in-process research and development and transaction costs related to the acquisition of technology licenses. Operating expenses for 2003 included special charges of $1.0 million. Excluding the in-process research and development and related transaction costs in 2004 and the special charges recorded in 2003, the increase in operating expenses in 2004 versus 2003 was approximately $6.0 million. This increase primarily relates to higher research and development costs associated with new technologies and an increase in general and administrative expenses, primarily related to higher professional fees for legal matters and Sarbanes-Oxley compliance.

Operating expenses increased to $44.0 million in 2003 from $40.3 million in 2002. Operating expenses for 2003 included special charges of $1.0 million. Excluding the special charges recorded in 2003, this increase is primarily due to increased compensation, pension and payroll related costs, higher insurance premiums and professional fees.

Research and Development Expenses

Research and development expenses increased 10.2% to $18.4 million in 2004 from $16.7 million in 2003. The increase was primarily attributable to increased costs of working with new technologies, including the addition of new personnel positions and increased testing program expenses.

Research and development expenses were virtually unchanged from the prior year at $16.7 million in 2003 compared to $16.4 million in 2002. The increase was primarily attributable to increased international research and development activities.

In the Consolidated Statements of Income, certain expenses historically classified as Research and Development in Operating Expenses have been reclassified as Cost of Sales. The 2004 expenses as well as the prior years' have been reclassified for consistency. The expenses relate to certain activities  performed  by the  Technical  Services  department.  As the sales of transgenic varieties have increased as a percentage of our Net Sales and Licensing Fees over the past several years, certain technical services department activities have become more related to preparing seed for sale than to Research and Development activities. The activities for which expenses have been reclassified relate primarily to the increase of seed quantities to allow us to offer certain varieties commercially and to late-stage trials performed to ensure that varieties that have been chosen to be offered commercially meet agronomic and transgenic requirements of our third-party technology licenses. The amount of expenses reclassified for 2004, 2003 and 2002 was $1.8 million, $1.6 million and $1.7 million, respectively.

Selling Expenses

Selling expenses increased 6.4% to $11.7 million in 2004 from $11.0 million in 2003. This increase was primarily attributable to higher advertising costs.

Selling expenses increased 3.8% to $11.0 million in 2003 from $10.6 million in 2002. This increase was primarily attributable to an increase in advertising expenditures related to the introduction of new varieties.

General and Administrative Expenses

General and administrative expenses increased 22.1% to $18.8 million in 2004 from $15.4 million in 2003. The increase primarily related to an increase in professional fees incurred, mainly due to legal matters and Sarbanes-Oxley compliance.

General and administrative expenses increased 15.8% to $15.4 million in 2003 from $13.3 million in 2002. The increase mainly related to increases in compensation and pension costs, as well as an increase in legal fees related to licensing activities.

Special Charges

There were no special charges recorded in 2004 or 2002.

In 2003, we recorded a $0.6 million charge associated with additional expenses for the closing of our Chandler, Arizona plant and the closing of our facility in Centre, Alabama and a $0.4 million charge associated with reductions in the number of employees at our wholly-owned subsidiary in Australia and at our joint venture in Hebei Province, People's Republic of China.

In-Process Research and Development and Related Transaction Costs

In 2004, we recorded a $38.5 million charge associated with the write-off of acquired in-process research and development and related transaction expenses related to our August 24, 2004 acquisition of global licenses to develop and commercialize Syngenta insect resistance technology in cottonseed. See "Acquired In-Process Research and Development" located in this Item 7 for further information.

Interest Income

Net interest income increased to $1.5 million in 2004, compared to net interest income of $1.1 million in 2003. In 2004, interest income was $1.9 million and interest expense was $0.4 million. Higher interest rates earned on our cash balances resulted in higher interest earnings during 2004.

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

Other Income/Expense

Other expense decreased to $10.5 million in 2004, compared to $12.2 million in 2003. This decrease is primarily attributable to decreased legal expenses related to our suit against Pharmacia and Monsanto. In 2004, we incurred $10.9 million, or $0.18 per diluted share, related to Monsanto/Pharmacia litigation expenses, compared to $13.0 million, or $0.21 per diluted share, in 2003.

Other expense increased to $12.2 million in 2003, compared to $7.2 million in 2002. This increase is primarily attributable to increased legal expenses related to our suit against Pharmacia and Monsanto partially offset by foreign exchange income in 2003. In 2003, we incurred $13.0 million, or $0.21 per diluted share, related to Monsanto/Pharmacia litigation expenses, compared to $4.7 million, or $0.08 per diluted share, in 2002.

Net Income and Earnings Per Share

Net income applicable to common shares was $4.8 million, $27.5 million, and $30.1 million in 2004, 2003 and 2002, respectively. Net income per share (diluted) was $0.13, $0.70 and $0.76 in 2004, 2003 and 2002, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently utilize off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS (AMOUNTS IN THOUSANDS)

We have certain obligations and commitments to make future payments under contracts. Current estimates of our future payments under these obligations are shown in the following table.

                                                          Payments Due in Fiscal Year Ending August 31,
                                  ------------------------------------------------------------------------------------------

                                      Total          2005           2006         2007          2008       2009       2010
                                                                                                                      and
                                                                                                                     beyond
                                  ------------    -----------    ----------    ----------    ---------  ---------  ---------

Long-Term Obligations (1)          $   23,500      $   5,800      $ 10,150      $  5,950      $ 1,600    $     -    $     -
Operating Lease Obligations               552            187           125            80           82         78          -
Purchase Obligations (2)                  609            609             -             -            -          -          -
                                  ------------    -----------    ----------    ----------    ---------  ---------  ---------
Total                              $   24,661      $   6,596      $ 10,275      $  6,030      $ 1,682    $    78    $     -
                                  ============    ===========    ==========    ==========    =========  =========  =========

(1) See "Acquired In-Process Research and Development" located in this Item 7 for information concerning non-contingent payments related to the Syngenta transaction.

(2)  The  amount  reported  as  "Purchase   Obligations"  for  2005  relates  to
     guaranteed  payments  to be made to  cotton  growers  and  producers  for a portion of seed that we will  purchase in the first and second  quarters of the 2005 fiscal year for sales in that fiscal year.  At August 31, 2004, we had open purchase contracts with many cotton and soybean growers, producers and conditioners  that may require us to purchase minimum amounts of cotton and soybean seed if that seed meets our quality  assurance  standards.  The amount  that we will pay for the seed  that we  accept  is based on  market prices that fluctuate.  The amount of seed that we will accept and the unit prices that we will pay cannot be known until that seed is  delivered to us
     (which will occur in the first and second quarters of our 2005 fiscal year)
     and is tested for quality.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Overview

Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2004. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition

Revenues from domestic seed sales are recognized when the seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard and Roundup Ready cottonseed are based on pre-established planting rates for each of nine geographic regions and, for years prior to 2004, considered the estimated number of seed contained in each bag which varied by variety, location grown, and other factors. Effective this year, picker and stripper cottonseed products were sold in bags containing approximately 250,000 seed or bulk boxes containing approximately 8,000,000 seed. Acala and Pima cottonseed products continue to be sold in 50-pound bags.

International export revenues are recognized upon the later of when the seed is shipped or the date letters of credit (or instruments with similar security provisions) are confirmed. International export sales are not subject to return except in limited cases in Mexico and Colombia. All other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped, except in Australia where certain immaterial revenues are recognized when collected.

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

Domestically, we promote our cotton and soybean seed directly to farmers and sell our seed through distributors and dealers. We also offer various sales incentive programs for seed and participate in such programs related to the Bollgard and Roundup Ready technology fees offered by Monsanto. Under these programs, if a farmer plants his seed and the crop is lost (usually due to inclement weather) by a certain date, a portion of the price of the seed and technology fees are forgiven or rebated to the farmer if certain conditions are met. The amount of the refund and the impact to D&PL depends on a number of factors including whether the farmer can replant the crop that was destroyed. We record monthly estimates to account for these programs. The majority of program rebates occur during the second, third, and fourth quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end.

Provision for Damaged, Obsolete and Excess Inventory

Each year, we record a provision to adjust our reserves related to inventory based on our estimate of seed that will not pass our quality assurance ("QA") standards at year end, or is deemed excess based on our desired seed stock level for a particular variety ("dump seed"). Seed can fail QA standards based on physical defects (i.e., cut seed, moisture content, discoloration, etc.), germination rates, or transgenic purities. The amount recorded as inventory provision in a given year is calculated based on the total quantity of inventory that has not passed QA standards at any fiscal year end, any seed that is expected to deteriorate before it can be sold and seed deemed to be excess. In establishing the provision, we consider the scrap value of the seed to be disposed. An initial estimate of the needed provision is made at the beginning of each year and recorded over the course of the year. Adjustments for changes in our estimates are made monthly, if necessary.

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

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, we determine that we will not realize deferred tax assets, then valuation allowances are recorded. As of August 31, 2004, we had recorded net deferred tax assets of approximately $17.4 million primarily related to capitalizing the licenses from Syngenta for income tax reporting purposes. We estimate that our deferred tax assets will be realized; therefore, we have not recorded any valuation allowances as of August 31, 2004.

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

ACQUIRED IN-PROCESS RESEARCH & DEVELOPMENT

In August 2004, we entered into an agreement with Syngenta to purchase global licenses to develop and commercialize Syngenta's insect resistance genes (known as VIP3A and Cry1Ab) in cottonseed. In addition, we purchased licenses to other Syngenta enabling technologies that may be useful in developing valuable new products for use in cottonseed and soybean seed. In return for the licenses, D&PL is to pay Syngenta $46.8 million. The purchase price will be paid in installments over seven years. Fixed payments of $37.6 million will be made, primarily over the next three years. In 2008, D&PL will make certain decisions which will determine whether the additional $9.2 million in contingent payments will be made.

For the year ended August 31, 2004, we recorded a charge of approximately $38,532,000 related to the write off of the acquired in-process research and development (IPR&D) and related transaction costs. Approximately $36,225,000 of the purchase price represents the fair value of the non-contingent payments related to the acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Income on the acquisition date. The remaining $2,307,000 of the charge incurred represents the related transaction costs, primarily professional fees. The assigned value of each of the technologies acquired was as follows: VIP3A - $19,113,000; Cry1Ab - $16,812,000; Other - $300,000.

The VIP3A and Cry1Ab projects ("VipCot") represent new technologies that are expected to compete with insect resistance technologies currently on the market, including technologies that are currently contained in varieties sold by us. The VIP3A and Cry1Ab genes produce proteins that are toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. The acquired VIP3A gene provides for a novel mode of action (for attacking larvae that consume the protein). VipCot will require further development by us, including the introgression into our elite germplasm. We estimate that we will incur the following costs to complete the projects: 2005 - $3,500,000; 2006 - $4,000,000; 2007 - $4,000,000; 2008 - $2,000,000. These projects will also require regulatory approval from the Food and Drug Administration (FDA), the U.S. Department of Agriculture (USDA), and the U.S. Environmental Protection Agency
(EPA) before commercialization can begin. Syngenta is responsible for U.S. regulatory approval. Syngenta has advised us that they expect U.S. regulatory approval to be obtained for the selected VIP3A event in 2007, prior to the planting season, and for the selected Cry1Ab event in 2008, prior to the planting season. If the regulatory approval process proceeds as expected, we may begin limited introduction of the VIP3A event in 2006 and the Cry1Ab event in 2008. Once commercialization begins, we will owe Syngenta a royalty equal to 30% of the net license fees received, after deduction of certain expenses, from these technologies. We will retain the remaining 70% of the net license fees.

There is no assurance that these technologies will result in commercially viable products or that such technologies are developed in the time frame or for the amounts estimated to complete. Also, there is no assurance that regulatory approval will be obtained for the products.

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

In the U.S., we record revenue and accounts receivable for licensing fees on Bollgard and Roundup Ready seed sales upon shipment, usually in our second and third fiscal quarters. Receivables from seed sales generally become due in May and June. The licensing fees are due in September, at which time we receive payment. We then pay Monsanto its royalty for the Bollgard and Roundup Ready licensing fees, which is recorded as a component of cost of sales. As a result of the timing of these events, licensing fees receivable and royalties payable peak at our fiscal year end, August 31.

The seasonal nature of our business significantly impacts cash flow and working capital requirements. Historically, we have maintained credit facilities, and used early payments by customers and cash from operations to fund working capital needs. In the past, we have borrowed on a short-term basis to meet seasonal working capital needs. However, in fiscal years 2004, 2003 and 2002, we used cash generated from operations and other available cash to meet working capital needs. We continue to evaluate potential uses of our cash for purposes other than for working capital needs. Potential uses of our cash may be the acquisition of, or funding of, alternative technologies (such as, or in addition to, DeltaMax and Syngenta) that could be used to enhance our product portfolio and ultimately our long-term earnings potential and/or an investment in new markets outside the U.S. Another potential use is the repurchase in the open market of our shares pursuant to our previously announced share repurchase program. We are currently considering other potential uses of the remaining cash, including increasing the dividend rate or repurchasing shares more aggressively depending on market considerations and other factors. As a part of this analysis, we are evaluating the Company's liquidity needs and its capital structure.

In April 1998, we entered into a syndicated credit facility with three lenders, which provided for aggregate borrowings of $110 million. This agreement expired on April 1, 2001. We have had discussions with several potential lenders about a replacement facility.

Capital expenditures were $6.0 million, $8.3 million, and $8.4 million in fiscal 2004, 2003 and 2002, respectively. We anticipate that capital expenditures will approximate $8.0 to $10.0 million in 2005.

Annual dividends of $0.46, $0.27 and $0.20 per share were paid in 2004, 2003 and 2002, respectively. Aggregate dividends paid on common and preferred shares in 2004, 2003 and 2002 were $18.1 million, $10.6 million and $7.9 million, respectively. On July 14, 2004, we announced that our Board of Directors had declared a $0.12 per share dividend for the fourth quarter. The fourth quarter dividend, payable to shareholders of record on August 31, 2004, was paid on September 14, 2004. In the first quarter of fiscal 2005, the Board of Directors authorized a quarterly dividend of $0.12 per share to be paid on December 14, 2004, to shareholders of record on November 30, 2004. The Board anticipates that quarterly dividends of $0.12 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Aggregate preferred and common stock dividends should approximate $19.0 million in 2005.

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of our common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of our Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2004, we had repurchased 1,553,200 shares at an aggregate purchase price of approximately $29.6 million under this program. During the year ended August 31, 2004, we purchased 250,200 shares at an aggregate purchase price of $5.8 million under this plan. During the quarter ended August 31, 2004, we purchased 107,200 shares at an aggregate price of $2.3 million.

Cash provided from operations, cash on hand, early payments from customers and borrowings under a loan agreement, if necessary, should be sufficient to meet the Company's 2005 working capital needs.

RISKS AND UNCERTAINTIES

From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance (including when earnings estimates are discussed), existing products, technical developments, new products, new technologies, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include those noted elsewhere in this filing and the following:

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

     The planting seed market is highly competitive, and our products face competition from a number of seed companies, diversified chemical companies, agricultural biotechnology companies, governmental agencies and academic and scientific institutions. A number of chemical and biotechnology companies have seed production and/or distribution capabilities to ensure market access for new seed products and new technologies that may compete with the Bollgard and Roundup Ready gene technologies of Monsanto, our principal licensor of such technology. Our seed products and technologies contained therein may encounter substantial competition from technological advances by others or products from new market entrants. Many of our competitors are, or are affiliated with, large diversified companies that have substantially greater resources than we have.

     We currently are engaged in a dispute resolution and arbitration process with Monsanto, the principal licensor of our cotton technology. In the arbitration, Monsanto is seeking a determination by the arbitrators of its right to terminate certain agreements between our companies, including the Bollgard and Roundup Ready licenses. In addition, we are currently engaged in litigation with Monsanto (the January 18 suit) concerning the failed merger of the companies. The result of this litigation(and the process of litigating) may materially affect the results of our business.(See Part I,
     Item 3.)

     There is no assurance that new technologies such as the DeltaMax and the Syngenta technologies will result in commercially viable products or that such technologies are developed in the time frame or for the amounts estimated to complete. Also, there is no assurance that regulatory approval will be obtained for the products.

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

     The publicity related to genetically modified organisms ("GMOs") or products made from plants that contain GMOs may have an effect on our sales in the future. In 2004, approximately 94% of our cottonseed that was sold in the United States contained either or both of Monsanto's Bollgard and Roundup Ready gene technologies, and 95% of our soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the concern of some customers and governmental entities over finished products that contain GMOs could impact demand for crops (and ultimately seed) raised from seed containing such traits.

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

     Overall profitability will depend on the factors noted above as well as weather conditions, government policies in all countries where we sell products and operate, worldwide commodity prices, our ability to successfully open new international markets, our ability to develop the Texas High Plains market, the technology partners' ability to obtain timely government approval (and maintain such approval) for existing and for additional biotechnology products on which they and D&PL are working, our technology partners' ability to successfully defend challenges to proprietary technologies licensed to us and our ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to successfully complete these projects may affect future profitability. In addition, earnings forecasts do not consider the impact of potential transactions, their related accounting and other factors, that may be under consideration by the Company, but have not yet been completed or their effect determined at the date of a particular filing.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

None

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure relative to fluctuations in the price of soybean raw material inventory, foreign currency fluctuations and interest rate changes. From time to time we enter into various agreements that are considered derivatives to reduce our commodity price risk. During the year ended August 31, 2004, derivative instruments have not been used to manage foreign currency or interest rate risks. We do not enter into speculative hedges or purchase or hold any derivative financial instruments for trading purposes.

A discussion of our accounting policies related to derivative financial instruments is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8. Further information on our exposure to market risk is included in Note 14 of the Notes to Consolidated Financial Statements in Item 8.

The fair value of derivative commodity instruments outstanding as of August 31, 2004, was $94,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would result in a $40,000 loss in future earnings (not counting the gain on the underlying commodities).

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures primarily in Argentina, Australia, Brazil, China, South Africa and Turkey. At August 31, 2004, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

For the year ended August 31, 2004, a 10% adverse change in the interest rate that we earned on our excess cash that we invested would not have resulted in a material change to our net interest income or cash flow.

PART II

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

Financial Statements                                                                                   Page(s)

The following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

      Report of Independent Registered Public Accounting Firm.............................................29

      Management's Report.................................................................................30

      Consolidated Statements of Income - for each of the three years in the period ended August 31, 2004....................................................................31

      Consolidated Balance Sheets - August 31, 2004 and 2003..............................................32

      Consolidated Statements of Cash Flows - for each of the three years in the period ended August 31, 2004.....................................................................33

      Consolidated Statements of Stockholders' Equity and Comprehensive Income
         - for each of the three years in the period ended August 31, 2004................................34

      Notes to Consolidated Financial Statements..........................................................35

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Delta and Pine Land Company:

We have audited the accompanying consolidated balance sheets of Delta and Pine Land Company and subsidiaries (the Company) as of August 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta and Pine Land Company and subsidiaries as of August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Memphis, Tennessee
October 25, 2004

MANAGEMENT'S REPORT:
--------------------

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

The Board of Directors pursues its responsibility for D&PL's financial statements primarily through the efforts of its Audit Committee, which is composed solely of "independent" directors who are not Company officers or employees. The Audit Committee meets as often as it determines is necessary, but at least four times per year. In addition, the Audit Committee meets with the independent auditor at least quarterly. The Audit Committee also meets periodically with management and the head of the internal audit function in separate executive sessions. The independent auditors have direct access to the Audit Committee, with and without the presence of management representatives.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED AUGUST 31,
                    (In thousands, except per share amounts)
                                                                               2004                 2003                 2002
                                                                         ------------------   -----------------    -----------------

NET SALES AND LICENSING FEES                                             $        314,871     $        284,487     $        260,041
COST OF SALES                                                                    (205,863)            (183,820)            (169,209)
                                                                         ------------------   -----------------    -----------------
GROSS PROFIT                                                                      109,008              100,667               90,832
                                                                         ------------------   -----------------    -----------------
OPERATING EXPENSES:
   Research and development                                                        18,436               16,669               16,405
   Selling                                                                         11,693               10,971               10,591
   General and administrative                                                      18,787               15,358               13,286
   Special charges                                                                      -                  962                    -
   In-process research and development and related transaction costs               38,532                    -                    -
                                                                         ------------------   -----------------    -----------------
                Total operating expenses                                           87,448               43,960               40,282
                                                                         ------------------   -----------------    -----------------

OPERATING INCOME                                                                   21,560               56,707               50,550
INTEREST INCOME, NET                                                                1,522                1,100                1,247
OTHER EXPENSE                                                                     (10,518)             (12,178)              (7,188)
EQUITY IN NET LOSS OF AFFILIATE                                                    (3,551)              (1,977)                (305)
MINORITY INTEREST IN (EARNINGS) / LOSS OF SUBSIDIARIES                             (2,303)              (1,104)               2,729
                                                                         ------------------   -----------------    -----------------
INCOME BEFORE INCOME TAXES                                                          6,710               42,548               47,033
PROVISION FOR INCOME TAXES                                                         (1,394)             (14,743)             (16,694)
                                                                         ------------------   -----------------    -----------------
NET INCOME                                                                          5,316               27,805               30,339
DIVIDENDS ON PREFERRED STOCK                                                         (491)                (288)                (213)
                                                                         ------------------   -----------------    -----------------
NET INCOME APPLICABLE TO COMMON SHARES                                   $          4,825     $         27,517     $         30,126
                                                                         ==================   =================    =================
BASIC EARNINGS PER SHARE                                                 $           0.13     $           0.72     $           0.79
                                                                         ==================   =================    =================
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS - BASIC                                          38,250               38,113               38,362
                                                                         ==================   =================    =================
DILUTED EARNINGS PER SHARE                                               $           0.13     $           0.70     $           0.76
                                                                         ==================   =================    =================
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS - DILUTED                                        39,670               39,594               39,781
                                                                         ==================   =================    =================

The accompanying notes are an integral part of these consolidated statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF AUGUST 31,
                    (In thousands, except share and per share amounts)
                                                                                        2004                2003

                                                                                  -----------------   ------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                         $        149,587    $        143,285
Receivables, net                                                                           184,759             166,952
Inventories                                                                                 30,151              32,231
Prepaid expenses                                                                             1,923               2,116
Deferred income taxes                                                                        9,055              10,677
                                                                                  -----------------   ------------------
    Total current assets                                                                   375,475             355,261

PROPERTY, PLANT AND EQUIPMENT, NET                                                          61,988              64,441
EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED                                        4,183               4,183
INTANGIBLES, net of accumulated amortization of $1,969 and $1,597                            5,471               5,470
INVESTMENT IN AFFILIATE                                                                          -                 328
OTHER ASSETS                                                                                 1,594               1,869
DEFERRED INCOME TAXES                                                                        8,312                   -
                                                                                  -----------------   ------------------
TOTAL ASSETS                                                                      $        457,023    $        431,552
                                                                                  =================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
Notes payable                                                                     $          5,639    $             40
Accounts payable                                                                            23,784              17,966
Accrued expenses                                                                           187,890             176,150
Income taxes payable                                                                         8,912               9,894
                                                                                  -----------------   ------------------
     Total current liabilities                                                             226,225             204,050
                                                                                  -----------------   ------------------
LONG-TERM DEBT                                                                              16,486               1,557
                                                                                  -----------------   ------------------
DEFERRED INCOME TAXES                                                                            -               5,220
                                                                                  -----------------   ------------------
MINORITY INTEREST IN SUBSIDIARIES                                                            4,586               3,618
                                                                                  -----------------   ------------------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 17)
                                                                                  -----------------   ------------------


STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share; 2,000,000 shares authorized
   Series A Junior Participating Preferred, par value $0.10 per share;
          456,989 shares authorized; no shares issued or outstanding;                            -                   -
   Series M Convertible Non-Voting Preferred, par value $0.l0 per share;
          1,066,667 shares authorized, issued and outstanding                                  107                 107
Common stock, par value $0.10 per share; 100,000,000 shares authorized;
          40,162,820 and 39,525,116 shares issued;
          38,495,354 and 38,107,850 shares outstanding                                       4,016               3,953
Capital in excess of par value                                                              64,250              54,850
Retained earnings                                                                          176,808             189,610
Accumulated other comprehensive loss                                                        (3,736)             (5,442)
Treasury stock, at cost; 1,667,466 and 1,417,266 shares                                    (31,719)            (25,971)
                                                                                  -----------------   ------------------
TOTAL STOCKHOLDERS' EQUITY                                                                 209,726             217,107
                                                                                  -----------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $        457,023    $        431,552
                                                                                  =================   ==================

The accompanying notes are an integral part of these consolidated statements.



                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED AUGUST 31,
                                 (in thousands)
                                                                               2004                  2003                 2002
                                                                         ------------------   -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $          5,316     $         27,805     $         30,339
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                8,364                7,759                6,815
       Loss (gain) on sale of assets                                                  189                  (34)                 910
       Noncash component of in-process research and development                    22,125                    -                    -
       Equity in net loss of affiliate                                              3,551                1,977                  305
       Foreign exchange loss (gain)                                                   124                 (748)               2,476
       Minority interest in earnings (loss) of subsidiaries                         2,303                1,104               (2,729)
       Change in deferred income taxes                                            (12,294)               3,315               (3,061)
       Changes in assets and liabilities:
              Receivables                                                         (17,693)             (20,804)              31,198
              Inventories                                                           1,921                7,849               (4,048)
              Prepaid expenses                                                        178                  144                  (21)
              Intangibles and other assets                                            (95)                (133)                (115)
              Accounts payable                                                      5,571                2,241                1,616
              Accrued expenses                                                     12,438               30,114              (34,443)
              Income taxes                                                          3,788               (1,557)              (2,956)
                                                                         ------------------   -----------------    -----------------
              Net cash provided by operating activities                            35,786               59,032               26,286
                                                                         ------------------   -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (6,049)              (8,298)              (8,384)
  Sale of investments and property                                                    161                   79                  411
  Investment in affiliate                                                          (2,630)              (1,610)              (1,000)
  Purchase of minority interest in subsidiary                                           -                    -               (4,838)
                                                                         ------------------   -----------------    -----------------
              Net cash used in investing activities                                (8,518)              (9,829)             (13,811)
                                                                         ------------------   -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                                                        (277)              (2,109)              (3,173)
  Payments of long-term debt                                                       (1,607)                   -                  (73)
  Dividends paid                                                                  (18,118)             (10,576)              (7,881)
  Proceeds from long-term debt                                                          -                    -                  978
  Proceeds from short-term debt                                                       245                  467                3,044
  Minority interest in dividends paid by subsidiaries                              (1,336)                   -                 (446)
  Payments to acquire treasury stock                                               (5,748)              (6,135)              (9,960)
  Proceeds from exercise of stock options                                           6,004                2,484                2,527
                                                                         ------------------   -----------------    -----------------
              Net cash used in financing activities                               (20,837)             (15,869)             (14,984)
                                                                         ------------------   -----------------    -----------------
EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                           (129)                 860               (2,403)
                                                                         ------------------   -----------------    -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                6,302               34,194               (4,912)
CASH AND CASH EQUIVALENTS, beginning of year                                      143,285              109,091              114,003
                                                                         ------------------   -----------------    -----------------
CASH AND CASH EQUIVALENTS, end of year                                   $        149,587     $        143,285     $        109,091
                                                                         ==================   =================    =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest, net of capitalized interest                              $             10     $             61     $            880
      Income taxes                                                       $          8,904     $         13,399     $         21,077
  Noncash operating activities:
      Deferred taxes resulting from change in minimum pension liability  $            339     $            678     $          1,080
   Noncash financing activities:
      Tax benefit of stock option exercises                              $          3,459     $            825     $            650

The accompanying notes are an integral part of these consolidated statements.


                           DELTA AND PINE LAND COMPANY
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
               FOR THE YEARS ENDED AUGUST 31, 2002, 2003 AND 2004
                      (In thousands, except per share data)

                                                                                           Accumulated
                                                                Capital in                     Other                     Total
                                      Preferred      Common      Excess of     Retained    Comprehensive  Treasury    Stockholders'
                                        Stock        Stock       Par Value     Earnings   Income/(Loss)     Stock       Equity
                                     ------------ ------------- ------------ ----------- --------------- ------------ ------------


Balance at August 31, 2001           $       107  $      3,911  $    48,406  $  149,923  $       (4,063) $    (9,876) $    188,408
                                                                                                                      ------------
Net income                                     -             -            -      30,339               -            -        30,339
Minimum pension liability adjustment, net of
   tax of $1.08 million                        -             -            -           -          (1,787)           -        (1,787)
Foreign currency translation adjustment        -             -            -           -            (183)           -          (183)
Unrealized gain on hedging  instruments        -             -            -           -              94            -            94
                                                                                                                      ------------
      Total comprehensive income                                                                                            28,463
                                                                                                                      ------------
Exercise of stock options and tax benefit
   of stock option exercises                   -            20        3,157           -               -            -         3,177
Cash dividends, $0.20 per share                -             -            -       (7,881)             -            -        (7,881)
Purchase of common stock                       -             -            -            -              -       (9,960)       (9,960)
                                     ------------ ------------- ------------ ----------- --------------- ------------ ------------
Balance at August 31, 2002                   107         3,931       51,563      172,381         (5,939)     (19,836)      202,207
                                                                                                                      ------------
Net income                                     -             -            -       27,805              -            -        27,805
Minimum pension liability adjustment, net of
   tax of $0.7 million                         -             -            -            -         (1,122)           -        (1,122)
Foreign currency translation adjustment        -             -            -            -          1,661            -         1,661
Unrealized loss on hedging instruments         -             -            -            -            (42)           -           (42)
                                                                                                                      ------------
      Total comprehensive income                                                                                            28,302
                                                                                                                      ------------
Exercise of stock options and tax benefit
   of stock option exercises                   -            22        3,287            -              -            -         3,309
Cash dividends, $0.27 per share                -             -            -      (10,576)             -            -       (10,576)
Purchase of common stock                       -             -            -            -              -       (6,135)       (6,135)
                                     ------------ ------------- ------------ ----------- --------------- ------------ ------------
Balance at August 31, 2003                   107         3,953       54,850      189,610         (5,442)     (25,971)      217,107
                                                                                                                      ------------
Net income                                     -             -            -        5,316              -            -         5,316
Minimum pension liability adjustment, net of
   tax of $0.3 million                         -             -            -           -             558            -           558
Foreign currency translation adjustment        -             -            -           -           1,544            -         1,544
Unrealized loss on hedging instruments         -             -            -           -            (396)           -          (396)
                                                                                                                      ------------
      Total comprehensive income                                                                                             7,022
                                                                                                                      ------------
Exercise of stock options and tax benefit
   of stock option exercises                   -            63        9,400           -               -            -        9,463
Cash dividends, $0.46 per share                -             -            -     (18,118)              -            -      (18,118)
Purchase of common stock                       -             -            -           -               -       (5,748)      (5,748)
                                     ------------ ------------- ------------ ----------- --------------- ------------ ------------
Balance at August 31, 2004           $       107  $      4,016  $    64,250  $  176,808  $       (3,736) $   (31,719) $   209,726
                                     ============ ============= ============ =========== =============== ============ ============


The accompanying notes are an integral part of these consolidated statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Delta and Pine Land Company and subsidiaries (the "Company" or "D&PL") breed, produce, condition and market cotton and soybean planting seed. D&PL farms approximately 5,500 acres largely for research purposes and the production of cotton and soybean foundation seed.

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

Reclassifications

In the 2004 consolidated income statement, certain expenses historically classified as Research and Development in Operating Expenses have been reclassified as Cost of Sales. These expenses for the prior years have also been reclassified for consistency. The expenses relate to certain activities performed by the Technical Services department. As the sales of transgenic varieties have increased as a percentage of our Net Sales and Licensing Fees over the past several years, certain technical services department activities have become more related to preparing seed for sale than to Research and Development activities. The activities for which expenses have been reclassified relate primarily to the increase of seed quantities to allow us to offer certain varieties commercially and to late-stage trials performed to ensure that varieties that have been chosen to be offered commercially meet agronomic and transgenic requirements of our third-party technology licenses. The amount of expenses reclassified for 2004, 2003 and 2002 was $1,803,000, $1,626,000 and
$1,717,000, respectively.

Also in 2004, certain shipping expenses historically classified as a reduction to Net Sales and Licensing Fees have been reclassified as Cost of Sales. These expenses primarily relate to costs incurred to ship finished goods to customers. The amount of expenses reclassified for 2004, 2003 and 2002 was $3,104,000, $3,211,000 and $2,234,000, respectively.

In addition, certain other prior year amounts have been reclassified to conform with the 2004 presentation.

Special Charges/Unusual Items

2003
----

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

At August 31, 2003 essentially all amounts related to the closing of the two U.S. facilities and headcount reductions noted above had been utilized.

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

D&PL incurred in-process research and development ("IPR&D") and related transaction costs of $38,532,000 in 2004, including amounts assigned to acquired in-process technology of $36,225,000. The value assigned to acquired in-process technology was determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technology feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.

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

Fair Value of Financial Instruments

The fair value of D&PL's financial instruments, which includes cash, accounts receivables, derivatives and accounts payable, at August 31, 2004 approximates their carrying value.

Income Taxes

D&PL uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws.

Revenue Recognition

Revenues from domestic seed sales are recognized when seed is shipped. Revenues from Bollgard and Roundup Ready licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard and Roundup Ready cottonseed are based on pre-established planting rates for each of nine geographic regions and consider the number of seed contained in each container (bag or bulk box). International export revenues are recognized upon the later of when seed is shipped or the date letters of credit (or other instruments) are confirmed. Generally, international export sales are not subject to return. Generally, all other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

All of D&PL's domestic seed products (including those containing Bollgard and Roundup Ready technologies) are subject to return and credit risk, the effects of which vary from year to year. D&PL provides for estimated returns as sales occur. All significant returns occur or are accounted for by fiscal year end. We record monthly estimates to account for various sales incentive programs for seed and Monsanto's Bollgard and Roundup Ready technologies. The majority of program rebates occur during the second, third and fourth quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end.

Research and Development

All research and development costs incurred to breed and produce experimental seed are expensed. Costs incurred to produce sufficient quantities of planting seed needed for commercialization are carried as inventory until such seed is sold. Cotton lint and other by-products of seed production are also carried as inventory until sold.

Accounting for Stock-Based Compensation

As permitted by both SFAS No. 123, "Accounting for Stock -Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123," D&PL applies Accounting Principles Board Opinion 25 in accounting for its employee stock option plans. Therefore, no compensation expense for stock options is deducted in determining net income, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the grant date. See Note 18 for a description of the plan and our disclosure of the assumptions underlying the pro forma calculations below.

The following table illustrates the effect on net income and earnings per share if D&PL had recorded compensation expense in accordance with the fair value provisions of SFAS No. 123.

                                                              2004                 2003                 2002
                                                        ------------------   -----------------    -----------------
Net income(in thousands):
  As reported                                           $          5,316     $         27,805     $         30,339
  Less: Total stock-based compensation expense
        determined under the fair value based method
        for all awards, net of related tax effects                (2,979)              (3,600)              (4,714)
                                                        ------------------   -----------------    -----------------
  Pro forma                                             $          2,337     $         24,205     $         25,625
                                                        ==================   =================    =================

Basic earnings per share:
  As reported                                           $           0.13     $           0.72     $           0.79
                                                        ==================   =================    =================
  Pro forma                                             $           0.05     $           0.63     $           0.66
                                                        ==================   =================    =================

Diluted earnings per share:
  As reported                                           $           0.13     $           0.70     $           0.76
                                                        ==================   =================    =================
  Pro forma                                             $           0.06     $           0.62     $           0.64
                                                        ==================   =================    =================

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

Impairment of Assets

D&PL assesses recoverability and impairment of identifiable intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recorded goodwill attributable to the domestic segment is tested annually during the fourth quarter of each fiscal year for impairment by comparing its implied fair value to its carrying value. Based on management's impairment test during the fourth quarter of 2004 and 2003, management determined that none of the goodwill recorded was impaired. For other long-lived assets, D&PL determines if the unamortized balance can be recovered through projected future operating cash flows. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized, and D&PL continues to amortize its other long-lived assets based on the remaining estimated useful life.

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

Recently Issued Financial Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51". In December 2003, the FASB published a revision to Interpretation No. 46 (46R) to clarify some of the provisions of the original Interpretation. The Company does not have any variable interest entities and, therefore, the adoption of this statement did not have a material impact on D&PL's consolidated financial position or results of operations.

Statement of Financial Accounting Standards ("SFAS") No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires additional annual disclosures about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132 (Revised 2003) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The required additional annual disclosures are included in Note 10.

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

2.   INVENTORIES

Inventories at August 31, consisted of the following (in thousands):

                                           2004                   2003
                                     -------------------    -------------------

       Finished goods                $           24,867     $           21,476
       Raw materials                             14,333                 17,062
       Growing crops                              1,432                  1,199
       Supplies                                   1,040                    733
                                     -------------------    -------------------
                                                 41,672                 40,470
       Less reserves                            (11,521)                (8,239)
                                     -------------------    -------------------
                                     $           30,151     $           32,231
                                     ===================    ===================

Finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. Elements of cost in inventories include raw materials, direct production costs, manufacturing overhead and immaterial general and administrative expenses. Inventory reserves relate to estimated excess and obsolete inventory. The provision recorded for excess and obsolete inventory for the years ended August 31, 2004, 2003 and 2002 were $12,299,000, $7,478,000 and $10,345,000, respectively. See Note 14 for a description of hedging activities.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at August 31, consisted of the following (in thousands):

                                             2004                   2003
                                     -------------------    -------------------

       Land and improvements         $           5,981      $           5,124
       Buildings and improvements               42,228                 41,272
       Machinery and equipment                  59,125                 56,202
       Germplasm                                 7,500                  7,500
       Breeder and foundation seed               2,000                  2,000
       Construction in progress                  2,538                  5,464
                                     -------------------    -------------------
                                               119,372                117,562
       Less accumulated depreciation           (57,384)               (53,121)
                                     -------------------    -------------------
                                     $          61,988      $          64,441
                                     ===================    ===================

Depreciation expense was approximately $7,980,000, $7,490,000 and $6,540,000 in 2004, 2003, and 2002, respectively.

4.    INTANGIBLES

The components of identifiable intangible assets at August 31, consisted of the following (in thousands):

                                                       2004                                  2003
                                        ------------------------------------  ------------------------------------
                                             Gross                                 Gross
                                           Carrying          Accumulated          Carrying          Accumulated
                                             Amount          Amortization          Amount           Amortization
                                        -----------------  -----------------  -----------------  -----------------
       Trademarks                       $          3,182   $           (879)  $          3,182   $           (800)
       Commercialization
         agreements                                  400                (93)               400                (65)
       Licenses                                    1,100                (83)             1,100                  -
       Patents                                       772                (97)               426                (84)
       Other                                       1,986               (817)             1,959               (648)
                                        -----------------  -----------------  -----------------  -----------------
                                        $          7,440   $         (1,969)  $          7,067   $         (1,597)
                                        =================  =================  =================  =================

Amortization expense for identifiable intangible assets during the years ended August 31, 2004, 2003, and 2002 was approximately $380,000, $270,000, and
$280,000, respectively. Identifiable intangible asset amortization expense is estimated to be $400,000 in each of the fiscal years from 2005 through 2008 and $300,000 in 2009.

During the fourth quarters of fiscal 2004 and 2003, "EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED" ("goodwill") attributable to the domestic segment was tested for impairment by comparing its implied fair value to its carrying value. Based on management's impairment test, management determined that none of the goodwill recorded was impaired.

5.     INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax, a limited liability company jointly owned with Verdia, Inc. Verdia was acquired by DuPont on July 2, 2004. Established in May 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cottonseed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the years ended August 31, 2004, 2003 and 2002, D&PL's equity in the net loss of DeltaMax was $3,551,000, $1,977,000, and $305,000, respectively.

6.     NOTES PAYABLE AND LONG-TERM DEBT

The amounts reported in the Consolidated Balance Sheets as "Notes Payable" and "Long-Term Debt" at August 31, 2004 relate to payments to be made to Syngenta Crop Protection AG ("Syngenta") related to the acquisition of certain licenses. See Note 16 for more information on the transaction.

7.   ACCRUED EXPENSES

Accrued expenses at August 31, consisted of the following (in thousands):

                                              2004                   2003
                                       ------------------     ------------------
         Bollgard and Roundup Ready
         royalties and related expenses
            due to Monsanto               $   149,984            $   135,627
         Sales allowances                      12,281                 11,756
         Dividends                              4,619                  3,917
         Other accrued expenses                21,006                 24,850
                                       ------------------     ------------------
                                          $   187,890            $   176,150
                                       ==================     ==================

8.   INCOME TAXES

The provisions for income taxes for the years ended August 31, consisted of the following (in thousands):

                            2004                   2003                2002
                     ------------------   ------------------   -----------------
         Current-
           Federal    $       12,078       $       10,891       $       18,380
           State               1,226                1,216                2,047
         Deferred-
           Federal           (10,232)               2,347               (3,282)
           State              (1,678)                 289                 (451)
                     ------------------   ------------------   -----------------
                      $        1,394       $       14,743       $       16,694
                     ==================   ==================   =================

The differences between the statutory federal income tax rate and the effective rate are as follows:

                                                                            2004                2003                 2002
                                                                      -----------------   ------------------   ------------------

        Statutory rate                                                           35.0%                35.0%                35.0%
        Increases (decreases) in tax resulting from:
           State taxes, net of federal tax benefit                               (4.4)                 2.3                  2.2
           Research and development tax credits                                  (9.3)                (1.1)                (1.1)
           Foreign activities and non-deductible costs                           (0.9)                (1.3)                (1.4)
           Other                                                                  0.4                 (0.2)                 0.8
                                                                      -----------------   ------------------   ------------------
        Effective rate                                                           20.8%                34.7%                35.5%
                                                                      =================   ==================   ==================


The effective tax rate was reduced in 2004 primarily due to the impact of the IPR&D charge (see Note 16). State taxes resulted in a net benefit in 2004 due to state income tax credits and the recognition of certain state net operating losses that had not previously been benefited.

Deferred income taxes at August 31, consisted of the following (in thousands):

                                             2004                   2003
                                     -------------------    -------------------
    Deferred tax assets:
       Inventory                     $            4,048       $          5,635
       Litigation costs                           1,129                  1,387
       Pension                                      955                  1,080
       Capitalized licenses (Syngenta)           14,541                      -
       Other                                      3,327                  2,575
                                     -------------------    -------------------
                                     $           24,000     $           10,677
                                     ===================    ===================
    Deferred tax liabilities:
       Property and intangibles                  (3,615)                (3,923)
       Other                                     (3,018)                (1,297)
                                     -------------------    -------------------
                                                 (6,633)                (5,220)
                                     -------------------    -------------------
       Net deferred income taxes     $           17,367     $            5,457
                                     ===================    ===================

The Company has provided for income taxes on the undistributed earnings of foreign subsidiaries as if they had been distributed in cases where the earnings are not planned to be permanently reinvested outside the United States.

9.   LEASES

D&PL leases a portion of the real estate and machinery and equipment used in its operations. Substantially all rent expense is recorded as cost of sales. D&PL does not have any capital leases. Future minimum rental payments after 2004 under operating leases with initial or remaining noncancellable terms in excess of one year are as follows:

                        2005            $ 187,000
                        2006            $ 125,000
                        2007            $  80,000
                        2008            $  82,000
                        2009            $  78,000

Rent and lease expense approximated $2,558,000, $2,767,000, and $2,704,000 in 2004, 2003 and 2002, respectively.

10.  EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

Substantially all full-time employees are covered by a noncontributory defined benefit plan (the "Plan"). Benefits are paid to employees, or their beneficiaries, upon retirement, death or disability based on their final average compensation over the highest consecutive five years. D&PL's funding policy is to make contributions to the Plan that are at least equal to the minimum amounts required to be funded in accordance with the provisions of ERISA. D&PL expects to contribute $1 million to the Plan in 2005.

Effective January 1992, D&PL adopted a Supplemental Executive Retirement Plan (the "SERP"), which will pay supplemental pension benefits to certain employees whose benefits from the Plan were decreased as a result of certain changes made to the Plan. The benefits from the SERP will be paid in addition to any benefits the participants may receive under the Plan and will be paid from Company assets, not Plan assets. D&PL does not expect to contribute to the SERP in 2005.

The measurement of Plan and SERP assets and obligations was performed as of June
30. The following table provides a reconciliation of the changes in the Plan's and SERP's benefit obligations and fair value of assets over the two-year period ended August 31, 2004, and a statement of the funded status as of August 31, 2004 and 2003.

                                                                Plan                                      SERP
                                                --------------------------------------   ---------------------------------------
                                                      2004                 2003                2004                 2003
                                                -----------------    -----------------   ------------------   ------------------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at beginning of year         $     16,848,000     $     13,393,000    $        616,000     $        570,000
     Service cost                                        832,000              638,000               9,000                8,000
     Interest cost                                       989,000              915,000              35,000               38,000
     Actuarial (gain) loss                              (121,000)           2,624,000              (4,000)              49,000
     Benefits paid                                      (682,000)            (722,000)            (49,000)             (49,000)
                                                -----------------    -----------------   ------------------   ------------------
Benefit obligation at end of year               $     17,866,000     $     16,848,000    $        607,000     $        616,000
                                                =================    =================   ==================   ==================

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year  $     10,188,000     $      7,761,000    $        362,000     $        380,000
     Actual return on plan assets                      1,101,000              721,000              27,000               32,000
     Company contributions                             2,700,000            2,500,000                   -                    -
     Benefits paid                                      (682,000)            (722,000)            (49,000)             (49,000)
     Expenses                                            (92,000)             (72,000)             (1,000)              (1,000)
                                                -----------------    -----------------   ------------------   ------------------
Fair value of plan assets at end of year        $     13,215,000     $     10,188,000    $        339,000     $        362,000
                                                =================    =================   ==================   ==================

Funded status                                   $     (4,651,000)    $     (6,660,000)   $       (268,000)    $       (254,000)
Unrecognized prior service cost                           36,000               40,000                   -                    -
Unrecognized net loss                                  5,781,000            6,461,000                   -               49,000
                                                -----------------    -----------------   ------------------   ------------------
Prepaid (accrued) pension cost                  $      1,166,000     $       (159,000)   $       (268,000)    $       (205,000)
                                                =================    =================   ==================   ==================

                                                                Plan                                      SERP
                                                --------------------------------------   ---------------------------------------
                                                      2004                 2003                2004                 2003
                                                -----------------    -----------------   ------------------   ------------------
AMOUNTS REFLECTED IN THE BALANCE SHEET AT
AUGUST 31:
     Prepaid (accrued) benefit cost             $      1,166,000     $       (159,000)   $       (268,000)    $       (205,000)
     Minimum pension liability                        (3,809,000)          (4,657,000)                  -              (49,000)
     Accumulated other comprehensive loss              3,773,000            4,617,000                   -               49,000
     Intangible asset                                     36,000               40,000                   -                    -
                                                -----------------    -----------------   ------------------   ------------------
Net amount reflected                            $      1,166,000     $       (159,000)   $       (268,000)    $       (205,000)
                                                =================    =================   ==================   ==================


The accumulated benefit obligation for the Plan was $15,858,000 and $15,004,000 in 2004 and 2003, respectively. The accumulated benefit obligation for the SERP was $607,000 and $616,000 in 2004 and 2003, respectively.

Periodic Pension Expense:

                                                  Plan                                       SERP
                                 ----------------------------------------- -----------------------------------------
                                    2004          2003           2002         2004           2003          2002
                                 ------------  ------------  ------------- ------------  -------------  ------------
Service cost                     $  832,000    $  638,000    $   646,000   $    9,000    $     8,000    $     7,000
Interest cost on projected benefit
  obligation                        989,000       915,000        841,000       35,000         38,000         37,000
Expected return on assets          (921,000)     (687,000)      (889,000)     (28,000)       (32,000)       (47,000)
Recognized loss                     472,000       263,000              -       50,000        186,000         10,000
Amortization of transitional
  obligation                              -             -         65,000            -              -              -
Amortization of prior service cost    3,000         3,000          4,000            -              -              -
                                 ------------  ------------  ------------- ------------  -------------  ------------
Net periodic pension
  expense                        $1,375,000    $1,132,000    $   667,000   $   66,000    $   200,000    $     7,000
                                 ============  ============  ============= ============  =============  ============
Company contributions            $2,700,000    $1,500,000    $ 1,600,000   $        -    $         -    $         -
                                 ============  ============  ============= ============  =============  ============

                                                                Plan                                      SERP
                                                --------------------------------------   ---------------------------------------
                                                      2004                 2003                2004                 2003
                                                -----------------    -----------------   ------------------   ------------------
Weighted-average assumptions used to determine
benefit obligations at August 31:
     Discount rate                                        6.25%                6.00%               6.25%                6.00%
     Rate of compensation increases                       4.00%                4.00%               4.00%                4.00%

Weighted-average assumptions used to determine
net periodic benefit cost for years ended
August 31:
     Discount rate                                        6.00%                7.00%               6.00%                7.00%
     Expected long-term return on plan assets             8.50%                8.50%               8.50%                8.50%
     Rate of compensation increase                        4.00%                4.00%               4.00%                4.00%

The expected long-term rate of return assumptions for each asset class are selected based on historical relationships between the assets classes and the economic and capital market environments updated for current conditions.

D&PL's Plan and SERP asset allocations as of the measurement dates of June 30, 2004 and 2003 are as follows:

                                                              Plan                                       SERP
                                                --------------------------------------   ---------------------------------------
                                                      2004                 2003                2004                 2003
                                                -----------------    -----------------   ------------------   ------------------
 Asset Category
     Common stock                                             70%                  63%                 72%                  58%
     Preferred stock                                          18%                  23%                 27%                  41%
     Corporate bonds and debentures                            -                    2%                  -                    -
     Temporary investments                                    12%                  12%                  1%                   1%
                                                -----------------    -----------------   ------------------   ------------------
     Total                                                   100%                 100%                100%                 100%
                                                =================    =================   ==================   ==================

The Plan and SERP plan assets are managed by an independent portfolio manager as balanced accounts with assets invested in fixed income securities (including preferred stock, corporate bonds and debentures) and equities (including common stock). The target range for asset allocation is 20% to 40% for fixed income securities and 60% to 80% for equities.

A primary risk control is the limiting of any one equity position to no more than 8% of the value of the equity portion of the portfolio. No derivatives are used in portfolio construction. No Plan or SERP assets were invested in D&PL common stock at June 30, 2004 or 2003.

At August 31, 2004, total future Plan and SERP benefits are estimated as follows:

                                     Plan                 SERP
                              -----------------    -----------------

     2005                     $        676,000     $         63,000
     2006                              736,000               63,000
     2007                              750,000               63,000
     2008                              790,000               63,000
     2009                              850,000               63,000
     Years 2010-2014                 4,962,000              314,000

Defined Contribution Plan

D&PL sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees of D&PL. D&PL, at its option, may elect to make matching contributions to the Plan. No matching contributions were made in 2004, 2003 or 2002.

11.  MAJOR CUSTOMERS

In fiscal 2004, 2003 and 2002 seed sales to each of three customers and the related licensing fees ultimately billed to farmers for sales made by these customers for transgenic products comprised more than 10% of total sales and licensing fees. The table below presents the approximate amount of annual sales and licensing fees to each of the customers. These amounts were reported in D&PL's domestic segment.

     Customer            2004                  2003                  2002
 ---------------  ------------------   -------------------   -------------------
      A                $38,820,000           $32,275,000           $29,368,000
      B                 66,156,000            57,580,000            47,176,000
      C                 55,388,000            55,438,000            57,057,000

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

Information about D&PL's segments for the years ended August 31, is as follows (in thousands):

                                             2004                  2003                  2002
                                        ---------------       ---------------       ---------------
Net sales and licensing fees
     Domestic                           $      276,410        $      255,133        $      227,636
     International                              38,461                29,354                32,405
                                        ---------------       ---------------       ---------------
                                        $      314,871        $      284,487        $      260,041
                                        ===============       ===============       ===============

Net sales and licensing fees
     Cottonseed                         $      284,339        $      257,846        $      239,801
     Soybean seed                               26,951                21,670                17,136
     Other                                       3,581                 4,971                 3,104
                                        ---------------       ---------------       ---------------
                                        $      314,871        $      284,487        $      260,041
                                        ===============       ===============       ===============

Operating income
     Domestic                           $       17,199        $       55,170        $       44,906
     International                               4,361                 1,537                 5,644
                                        ---------------       ---------------       ---------------
                                        $       21,560        $       56,707        $       50,550
                                        ===============       ===============       ===============

Capital expenditures
     Domestic                           $        4,240        $        5,613        $        5,922
     International                               1,809                 2,685                 2,462
                                        ---------------       ---------------       ---------------
                                        $        6,049        $        8,298        $        8,384
                                        ===============       ===============       ===============

Depreciation and amortization
     Domestic                           $        6,762        $        6,559        $        6,095
     International                               1,602                 1,200                   720
                                        ---------------       ---------------       ---------------
                                        $        8,364        $        7,759        $        6,815
                                        ===============       ===============       ===============

Information about the financial position of D&PL's segments as of August 31, is as follows (in thousands):

                                             2004                  2003
                                        ---------------       ---------------
Long-term assets
    Domestic                            $      65,210         $     59,640
    International                              16,338               16,651
                                        ---------------       ---------------
                                        $      81,548         $     76,291
                                        ===============       ===============

Total assets
    Domestic                            $     428,444         $    403,976
    International                              28,579               27,576
                                        ---------------       ---------------
                                        $     457,023         $    431,552
                                        ===============       ===============

13.  RELATED PARTY TRANSACTIONS

The chairman of the Board of Directors of D&PL is also a director for Stephens Group, Inc. In October 2003, he retired as an officer of Stephens Group, Inc. and as a director and officer for Stephens, Inc., a full service investment bank; however, he remains a consultant and an employee of these companies. Stephens Group, Inc. and Stephens, Inc. are stockholders of D&PL. During 2004, D&PL paid consulting fees to Stephens, Inc. of approximately $313,000 for the evaluation of certain technology transactions. During 2002, D&PL paid consulting fees to Stephens, Inc. of approximately $306,000 relating to the DeltaMax formation.

During 2004, 2003 and 2002, a partner of two law firms (he changed firms in October 2001) that represented D&PL was also a stockholder and D&PL's corporate secretary. D&PL paid legal fees to these firms of approximately $929,000, $633,000, and $628,000 in 2004, 2003 and 2002, respectively.

During 2002, the Institute of Molecular Agrobiology ("IMA"), which is owned by the National University of Singapore and the National Science and Technology Board of Singapore, conducted contract research upon D&PL's instruction related to the development of certain technologies for varietal crops such as cotton and soybeans. D&PL paid approximately $249,000 in 2002 for such research projects. Dr. Chua, a member of the Board of Directors of D&PL, was the Chairman of the Management Board of Directors of IMA until September 2000 and Deputy Chairman from that time until September 2001 and was also Chairman of the Board of an affiliate of IMA, IMAGEN, until August 2001. IMAGEN, together with Singapore Bio-Innovations Pte. Ltd., STIC Investments Pte. Ltd., and OCBC Wearnes and Walden Investments Pte. Ltd., own 20% of the stock of D&PL China Pte. Ltd.

During 2004 and 2003, DeltaMax paid Temasek Life Science Laboratory ("TLL") approximately $1,118,000 and $811,000, respectively, for research activities Temasek conducted for DeltaMax. TLL is a related party of Temasek Capital and Temasek Holdings. Dr. Chua, a member of the Board of Directors of D&PL, was the Chief Scientific Advisor of Temasek Capital from April 2001 to March 2003 and was appointed to be Corporate Advisor to Temasek Holdings in April 2003 through March 2005, and has advised TLL since April 2004. Dr. Chua has been a paid consultant to Pioneer Hi-Bred International, Inc., a DuPont subsidiary, for several years and continues in this capacity. In July 2004, DuPont acquired Verdia, Inc., which owns 50% of DeltaMax (see Note 5).

14. DERIVATIVE FINANCIAL INSTRUMENTS

Other comprehensive loss includes the following related to the Company's soybean hedging program for the years ended August 31, 2004 and 2003 (in thousands):

                                                                                      2004                   2003
                                                                               -------------------    -------------------

       Deferred net gain, beginning of year                                       $         262          $         304

             Net gains on hedging instruments arising during the year                        60                    463
             Reclassification adjustment of gains on hedging instruments to
                earnings                                                                   (456)                  (505)
                                                                               -------------------    -------------------
       Net change in accumulated other comprehensive loss                                  (396)                   (42)
                                                                               -------------------    -------------------
       Deferred net (loss) gain on derivative instruments included in other
             comprehensive loss at end of year                                     $       (134)         $         262
                                                                               ===================    ===================

The net loss of $134,000 included in accumulated other comprehensive loss at August 31, 2004, consists of net unrealized losses of $175,000 and net unrealized gains of $41,000, which will be recognized in earnings within the next twelve months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions.

For the years ended August 31, 2004 and August 31, 2003, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges.

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

16.     IN-PROCESS RESEARCH AND DEVELOPMENT

In August 2004, D&PL entered into an acquisition agreement with Syngenta to purchase global licenses to develop and commercialize Syngenta's insect resistance technology in cottonseed. In addition, D&PL purchased licenses to a wide range of other Syngenta enabling technologies that may be useful in developing new products for use in cottonseed and soybean seed. In return for the licenses, D&PL is to pay Syngenta approximately $46.8 million in installments due primarily over the next three years. Under the acquisition agreement, D&PL paid Syngenta $14.1 million at closing during fiscal year 2004 and is required to pay Syngenta $5.8 million in fiscal year 2005, $10.15 million in fiscal year 2006, $5.95 million in fiscal year 2007, and $1.6 million in fiscal year 2008. Contingent payments of $1.6 million in fiscal year 2008, $3.1 million in fiscal year 2009, $3.0 million in fiscal year 2010, and $1.5 million in fiscal year 2011 may also have to be made under the agreements.

At the purchase date, an amount equal to the present value of the payments required to be made was capitalized as an intangible asset, and then immediately expensed in the Consolidated Statement of Income, as the technologies to which we purchased licenses were in-process research and development (IPR&D) projects that had not yet reached technological feasibility and had no alternative future use. The amount capitalized and then written off as IPR&D was $36,225,000. This amount is reported in the Consolidated Statement of Income under "In-process research and development and related transaction costs." Payments to be made after three and one-half years are contingent on certain events occurring, and thus were not included in the amount capitalized and then written off as IPR&D. Related transaction costs of approximately $2,307,000 primarily related to professional fees are also included in the caption "In-process research and development and related transaction costs" in the Consolidated Statement of Income.

-----------------------------
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company. Pursuant to the closing of a merger on April 16, 2003, Pharmacia Corporation merged with and into a wholly-owned subsidiary of Pfizer Inc. Pharmacia survived the merger as a wholly-owned subsidiary of Pfizer Inc.

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

The present value of the amounts to be paid over the first three and one-half years was computed based on discount rates that approximated borrowing rates that we would incur on borrowings with similar maturities as the payments required to be made. Accordingly, the discount rate used for the payments to be made one, two and three and one-half years after the purchase date was 3.28%, 3.84% and 4.25%, respectively. The amount due to Syngenta within the next twelve months is reported in the Consolidated Balance Sheet as "Notes Payable" under Current Liabilities. The balance of the remaining payments due over the next three and one-half years is reported as "Long-Term Debt."

17.   COMMITMENTS AND CONTINGENCIES

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

Other Legal Matters

On December 9, 2003, Bayer BioScience N.V. and Bayer CropScience GmbH (collectively "Bayer") filed a suit in the Federal Court of Australia alleging that the importing, exporting, selling and other alleged uses by Deltapine Australia Pty Ltd., D&PL's wholly-owned Australian subsidiary ("Deltapine Australia"), of Bollgard II(R) cottonseed infringes Bayer's Australian patent that claims an alleged invention entitled "Prevention of Bt Resistance Development." The suit seeks an injunction, damages and other relief against Deltapine Australia. Deltapine Australia disputes the validity, infringement and enforceability of Bayer's patent. On April 16, 2004, Deltapine Australia responded to the suit, denying infringement and asserting affirmative defenses and cross claims. The suit is in pretrial proceedings. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.

In July 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), pertaining to matters under the Bollgard and Roundup Ready Licenses for the United States and matters under license agreements for Argentina and the Republic of South Africa. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices were submitted to a panel of senior executives (the "Executive Panel"). Monsanto subsequently withdrew from the Executive Panel the issue involving the license agreements for the Republic of South Africa and submitted to the Executive Panel one additional issue of interpretation of the Bollgard and Roundup Ready Licenses for the United States. Issues arising from operations in Argentina and issues involving technology fees and interest have been settled and are no longer in dispute. On May 20, 2004, Monsanto submitted to arbitration before the American Arbitration Association two unresolved issues: whether D&M Partners has paid Monsanto all royalties due and whether D&PL has made unauthorized transfers of materials containing Monsanto technology. In this arbitration proceeding, Monsanto seeks an adjudication of its alleged right to terminate the Bollgard and Roundup Ready Licenses, to dissolve D&M Partners, to obtain an accounting and to receive monetary damages and a return or destruction of materials containing Monsanto technologies. D&PL denies the claims asserted by Monsanto in the arbitration filing and has filed appropriate responses and counterclaims to Monsanto's claims based on the issues submitted by D&PL to the Executive Panel. On November 8, 2004, Monsanto submitted one new claim allegedly involving a dispute under the license agreements to the Executive Panel. D&PL is committed to participating in good faith resolution of the issues in dispute through arbitration, or through the Executive Panel, as applicable. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.

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

In December 1999, Mycogen Plant Science, Inc. ("Mycogen") filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit seeks injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. The litigation is currently in discovery and pretrial proceedings. Consistent with its commitments, Monsanto has agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any are awarded. Monsanto is providing separate defense counsel for D&PL. D&PL is assisting Monsanto to the extent reasonably necessary. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $697,000 at October 31, 2004 exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make available seed for sale in Central America and Mexico.

D&PL vs. Monsanto Company and Pharmacia Corp.

On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger of Monsanto with D&PL under the May 8, 1998, Merger Agreement. On December 30, 1999, D&PL filed suit in the First Judicial District of Bolivar County, Mississippi, seeking, among other things, the payment of the $81 million termination fee due pursuant to the merger agreement, compensatory damages and punitive damages. On January 2, 2000, D&PL and Monsanto reached an agreement whereby D&PL would withdraw the suit, without prejudice, for the purpose of negotiating a settlement of D&PL's claims, and Monsanto would immediately pay the $81 million. On January 3, 2000, Monsanto paid to D&PL a termination fee of $81 million as required by the merger agreement. On January 18, 2000, after unsuccessful negotiations, D&PL re-filed its suit. D&PL seeks in excess of $1 billion in compensatory and $1 billion in punitive damages for breach of the merger agreement between the parties.

On September 12, 2003, Monsanto amended its answer to include four counterclaims against D&PL. Monsanto is seeking unspecified damages for its counterclaims, including the $81 million paid by Monsanto to D&PL as a termination fee and related expenses. D&PL answered the counterclaims, denying all liability, and D&PL intends to vigorously defend against these counterclaims. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.

18.   STOCKHOLDERS' EQUITY

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

Additional information regarding options granted and outstanding is summarized below:

Stock Options                           Number of
                                          Shares             Price Range
                                      --------------  --------------------------
Outstanding at August 31, 2001           4,055,960       $   4.67     $   49.31
Granted                                    682,496          17.85         20.47
Exercised                                 (200,338)          4.67         19.62
Lapsed or canceled                        (500,299)         16.91         49.31
                                      --------------
Outstanding at August 31, 2002           4,037,819           4.67         47.31
Granted                                    258,554          18.28         23.99
Exercised                                 (213,545)          4.67         24.25
Lapsed or canceled                         (98,846)         17.85         41.69
                                      --------------
Outstanding at August 31, 2003           3,983,982           4.67         47.31
Granted                                     35,332          22.61         25.50
Exercised                                 (637,704)          4.67         22.36
Lapsed or canceled                         (51,977)          4.67         22.67
                                      --------------
Outstanding at August 31, 2004           3,329,633       $  10.69     $   47.31
                                      ==============

The weighted average fair values of options granted in fiscal 2004, 2003 and 2002 were $6.14, $6.41, and $6.49 per share, respectively. The fair value for these options was estimated at the date of grant, using a Black-Scholes Option Pricing Model with the following assumptions:

                                 2004                2003               2002
                           --------------     ---------------    ---------------

Expected dividend yield              1%                  1%                 3%
Expected option lives           8 years             8 years            5 years
Expected volatility              16.01%              24.99%             33.52%
Risk-free interest rates          3.82%               3.07%              5.54%

The following table summarizes certain information about outstanding and exercisable stock options at August 31, 2004:

                                        Options Outstanding                           Options Exercisable
                          -----------------------------------------------------    -------------------------------
                                               Weighted
                                               Average              Weighted                           Weighted
                                               Remaining            Average                            Average
  Exercise Price                            Contractual Life        Exercise                           Exercise
      Range                   Number             in Years             Price            Number            Price
---------------------     -------------    -------------------    -------------    --------------    -------------
  $ 10.69 to 15.71             241,388            1.3               $ 12.55            241,388          $ 12.55
  $ 16.91 to 28.04           3,004,585            5.3                 20.85          2,128,000            21.44
  $ 32.80 to 37.80              81,660            4.2                 35.90             81,660            35.90
  $ 41.69 to 47.31               2,000            3.7                 47.31              2,000            47.31
                          -------------                                            --------------
                             3,329,633                                               2,453,048
                          =============                                            ==============

Treasury Stock

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of D&PL's common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of D&PL's Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2004, D&PL had repurchased 1,553,200 shares at an aggregate purchase price of approximately $29,600,000 under this program. D&PL purchased 250,200 shares at an aggregate purchase price of $5,748,000 under this plan in the year ended August 31, 2004.

Earnings Per Share

Dilutive common share equivalents consist of both D&PL's Series M Convertible Non-Voting Preferred Shares and outstanding stock options under D&PL's 1993 Stock Option Plan and the 1995 Long-Term Incentive Plan. Approximately 551,000, 1,117,000, and 2,259,000 outstanding stock options were not included in the computation of diluted earnings per share for the years ended August 31, 2004, 2003 and 2002, respectively, because the effect of their exercise was not dilutive based on the average market price of D&PL's common stock for each respective reporting period. The table below reconciles the basic and diluted per share computations:

                                                           For the Twelve Months Ended August 31,
                                                          ---------------------------------------
                                                         2004                2003                2002
                                                   -----------------    ----------------    ---------------
Income(in thousands):
Net income                                         $         5,316      $      27,805       $      30,339
Less:  Preferred stock dividends                              (491)              (288)               (213)
                                                   -----------------    ---------------     ---------------
Net income for basic EPS                                     4,825             27,517              30,126
Effect of Dilutive Securities:
Convertible Preferred Stock Dividends                          491                288                 213
                                                   -----------------    ---------------     ---------------
Net income available to common stockholders
plus assumed conversions - for diluted EPS         $         5,316      $      27,805       $      30,339
                                                   =================    ===============     ===============
Shares(in thousands):
Basic EPS shares                                            38,250             38,113              38,362
Effect of Dilutive Securities:
Options to purchase common stock                               353                414                 352
Convertible preferred stock                                  1,067              1,067               1,067
                                                   -----------------    ---------------     ---------------
Diluted EPS shares                                          39,670             39,594              39,781
                                                   =================    ===============     ===============
Per Share Amounts:
Basic                                              $          0.13      $        0.72       $        0.79
                                                   =================    ===============     ===============
Diluted                                            $          0.13      $        0.70       $        0.76
                                                   =================    ===============     ===============

Shares Outstanding

Additional information regarding shares outstanding is summarized below:

Common Shares                           Number of
                                         Shares
                                      --------------
Outstanding at August 31, 2001          38,543,267
Exercises of stock options                 200,338
Purchases of common stock                 (539,200)
                                      --------------
Outstanding at August 31, 2002          38,204,405
Exercises of stock options                 213,545
Purchases of common stock                 (310,100)
                                      --------------
Outstanding at August 31, 2003          38,107,850
Exercises of stock options                 637,704
Purchases of common stock                 (250,200)
                                      --------------
Outstanding at August 31, 2004          38,495,354
                                      ==============

19.   UNAUDITED QUARTERLY FINANCIAL DATA

All of D&PL's domestic seed products (including those containing Bollgard and Roundup Ready technologies) are subject to return and credit risks, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales and net income, are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season (during D&PL's third and fourth fiscal quarters). D&PL provides for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to D&PL's operating results are recorded when such differences become known, typically in D&PL's fourth quarter. All significant returns occur or are accounted for by fiscal year end. We also offer various sales incentive programs for seed and participate in such programs related to the Bollgard and Roundup Ready technology fees offered by Monsanto. Generally, under these programs, if a farmer plants his seed and the crop is lost (usually due to inclement weather) by a certain date, a portion of the price of the seed and technology fees are forgiven or rebated to the farmer. The amount of the refund and the impact to D&PL depends on a number of factors including whether the farmer can replant the crop that was destroyed. We record monthly estimates to account for these programs. The majority of program rebates occur during the second, third and fourth quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end. Generally, international sales are not subject to return. A substantial portion of Company sales is concentrated in the second and third fiscal quarters. As a result, D&PL generally expects to incur losses in the first and fourth quarters. Management believes that such seasonality is common throughout the seed industry.

Summarized unaudited quarterly financial data is as follows:

(In thousands, except per share data)

--------------------------------------------------------------------------------------------------------------------
         Fiscal 2004: Three months ended
                                                         November 30    February 29       May 31         August 31
--------------------------------------------------------------------------------------------------------------------

         Net sales and licensing fees                      $ 13,845      $  88,276      $ 185,119         $  27,631
         Gross profit                                         5,809         32,164         64,555             6,480
         Net (loss) income applicable to common shares (1)   (7,085)         9,315         31,301           (28,706)
         Net (loss) income per share-basic (1) (2)            (0.19)          0.24           0.82             (0.75)
         Weighted average number of shares used
            in quarterly per share calculations -basic       38,099         38,138         38,311            38,451
         Net (loss) income per share- diluted (1) (2)         (0.19)          0.24           0.79             (0.75)
         Weighted average number of shares used
            in quarterly per share calculations- diluted     38,099         39,768         39,799            38,451
--------------------------------------------------------------------------------------------------------------------

         Fiscal 2003: Three months ended
                                                         November 30    February 28       May 31         August 31
---------------------------------------------------------------------------------------------------------------------

         Net sales and licensing fees                       $ 5,599      $ 107,537      $ 168,936         $  2,415
         Gross profit                                         1,311         41,842         57,841             (327)
         Net (loss) income applicable to common shares (3)   (7,484)        16,068         28,401           (9,468)
         Net (loss) income per share-basic (2) (3)            (0.20)          0.42           0.75            (0.25)
         Weighted average number of shares used
            in quarterly per share calculations -basic       38,176         38,124         38,049           38,103
         Net (loss) income per share- diluted (2) (3)         (0.20)          0.41           0.72            (0.25)
         Weighted average number of shares used
            in quarterly per share calculations- diluted     38,176         39,556         39,598           38,103
--------------------------------------------------------------------------------------------------------------------

         Fiscal 2002: Three months ended
                                                         November 30    February 28       May 31         August 31
--------------------------------------------------------------------------------------------------------------------

         Net sales and licensing fees                       $ 8,253      $ 111,867      $ 135,386         $  4,535
         Gross profit                                         2,438         39,736         48,470              188
         Net (loss) income applicable to common shares       (4,538)        17,721         25,012           (8,069)
         Net (loss) income per share-basic (2)                (0.12)          0.46           0.65            (0.21)
         Weighted average number of shares used
            in quarterly per share calculations -basic       38,385         38,454         38,343           38,267
         Net (loss) income per share- diluted (2)             (0.12)          0.44           0.63            (0.21)
         Weighted average number of shares used
              in quarterly per share calculations- diluted   38,385         39,991         39,769           38,267


(1) The fourth  quarter  includes the effect of recording a $38.5 million charge for a write off of in-process  research and development and related  transaction expenses  related to our August  24,  2004  acquisition  of global  licenses  to develop and commercialize Syngenta's insect resistance technology in cottonseed.
(2) The sum of the  quarterly  net (loss) income per share amounts may not equal the annual amount  reported  since per share amounts are computed  independently for each  quarter,  whereas  annual  earnings  per share are based on the annual weighted average shares deemed outstanding during the year.
(3) The first and third  quarters  each  include the effect of  recording a $0.5 million  charge  in each  quarter  for the  closing  of two U.S.  locations  and
reductions  in  the  number  of  employees  at  an  international   wholly-owned
subsidiary and at an international joint venture.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.       CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

D&PL's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of D&PL's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2004. Based on that evaluation, the chief executive officer and chief financial officer have concluded that D&PL's disclosure controls and procedures are effective to ensure that material information relating to D&PL and D&PL's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There have not been any changes in D&PL's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, D&PL's internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

The Board of Directors of D&PL has established January 11, 2005 as the next Annual Meeting of Shareholders. Shareholders of record as of November 16, 2004 will be entitled to vote at that meeting.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is set forth in D&PL's Proxy Statement for the Annual Meeting of Stockholders to be held on January 11, 2005 to be filed with the Commission pursuant to Regulation 14(a) no later than December 29, 2004 and is incorporated herein by reference.

D&PL has adopted a written code of ethics, the "Delta and Pine Land Company Code of Business Conduct and Ethics" which is applicable to all directors, officers and employees of D&PL, including D&PL's principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the "Selected Officers"). In accordance with the rules and regulations of the Securities and Exchange Commission a copy of the code has been posted on the Company's website. The Company intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at http://www.deltaandpine.com or by filing a Form 8-K.

Stockholders may obtain a copy of D&PL's Nominating/Corporate Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter, Corporate Governance Guidelines, and Code of Business Conduct and Ethics without charge, by contacting: R. D. Greene, Vice President - Finance and Treasurer, Delta and Pine Land Company, One Cotton Row, Scott, Mississippi 38772, via email at ricky.d.greene@deltaandpine.com, or by accessing our website at www.deltaandpine.com under Investor Relations.

ITEM 11.         EXECUTIVE COMPENSATION
ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to these item are set forth in D&PL's Proxy Statement for the Annual Meeting of Stockholders to be held on January 11, 2005 to be filed with the Commission pursuant to Regulation 14(a) no later than December 29, 2004 and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        1. Financial Statements - the following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

                Report of Independent Registered Public Accounting Firm

                Consolidated Statements of Income - for each of the three
                   years in the period ended August 31, 2004

                Consolidated Balance Sheets - August 31, 2004 and 2003

                Consolidated Statements of Cash Flows - for each of the three years in the period ended August 31, 2004

                Consolidated Statements of Changes in Stockholders' Equity and
                   Comprehensive Income - for each of the three years in the period ended August 31, 2004

                Notes to Consolidated Financial Statements

          2. Financial Statement Schedule - the following financial statement schedule of Delta and Pine Land Company and subsidiaries is submitted in response to Part IV, Item 15:

                Report of Independent Registered Public Accounting Firm ......57


                Schedule II - Consolidated Valuation and Qualifying Accounts..58

                All other schedules have been omitted as not required, not applicable or because all the data is included in the financial statements.

         3.     Exhibits

                The exhibits to the Annual Report of Delta and Pine Land Company filed herewith are listed on Page 59.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2004.

DELTA AND PINE LAND COMPANY
(Registrant)

/s/ Jon E. M. Jacoby                          November   15, 2004
---------------------------
By:  Jon E. M. Jacoby, Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature              Title                            Date


/s/ W. Thomas Jagodinski President, Chief Executive Officer, November 15, 2004 ------------------------- and Director
W. Thomas Jagodinski      (Principal Executive Officer)


/s/ R. D. Greene          Vice President - Finance,            November 15, 2004
------------------------- Treasurer and Assistant Secretary
R. D. Greene              (Principal Financial and
                          Accounting Officer)


/s/ F. Murray Robinson    Vice Chairman and Director           November 15, 2004
-------------------------
F. Murray Robinson


/s/ Stanley P. Roth       Vice Chairman and Director           November 15, 2004
-------------------------
Stanley P. Roth


/s/ Nam-Hai Chua          Director                             November 15, 2004
-------------------------
Nam-Hai Chua


/s/ Joseph M. Murphy      Director                             November 15, 2004
-------------------------
Joseph M. Murphy


/s/ Rudi E. Scheidt       Director                             November 15, 2004
-------------------------
Rudi E. Scheidt

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
Delta and Pine Land Company:


Under date of October 25, 2004, we reported on the consolidated balance sheets of Delta and Pine Land Company and subsidiaries (the Company) as of August 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2004, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules listed in Part IV, Item 15(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Memphis, Tennessee
October 25, 2004

SCHEDULE II
DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                                         (In thousands)
                                      ----------------------------------------------------------------------------------
Column A                              Column B                 Column C                  Column D             Column E
--------                              --------         ----------------------------      --------             --------
Description                           Balance at       Charged                                                 Balance
-----------                           Beginning        to Costs           Charged to                           at End
                                          of             and                Other                                of
                                        Period         Expenses            Accounts      Deductions            Period
------------------------------------------------------------------------------------------------------------------------

Fiscal year ended August 31, 2002

Allowance for doubtful accounts      $      1,187     $       228       $    (303)(a)   $     (12)(b)        $  1,100

Fiscal year ended August 31, 2003

Allowance for doubtful accounts      $      1,100     $       476       $     472 (a)   $     (39)(b)        $  2,009

Fiscal year ended August 31, 2004

Allowance for doubtful accounts      $      2,009     $       263       $       - (a)   $    (748)(c)        $  1,524

(a) Amount charged to cumulative translation adjustment for fluctuations in non-U.S. dollar denominated reserves.

(b) Write off of uncollectible accounts, net of recoveries.

(c) Amount includes $724 related to a write-off against the allowance for doubtful accounts of amounts previously deemed uncollectible and provided for in prior years. In addition, certain payables of a similar amount related to this item were also reduced in the prior years.

                                      INDEX
                     EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED AUGUST 31, 2004
                           DELTA AND PINE LAND COMPANY


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

4.03 Reserved.

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

4.06 Amendment No. 2 to the Rights Agreement dated May 8, 1998 by and between Delta and Pine Land Company and the Harris Trust and Savings Bank. (14)

4.07 Certificate of Designations of the rights and privileges of the shares of junior participating preferred stock created on August 13, 1996, to be filed pursuant to Section 151 of the Delaware General Corporation Law. (4)

10.01 Incentive Bonus Program. (1)(6)

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

10.09 Registration Rights Agreement between D&PL and Monsanto dated February 2, 1996. (3)

10.10 Reserved.

10.11 Reserved.

10.12 Reserved.

10.13 Reserved.

10.14  Partnership  Agreement  dated February 2, 1996 between D&PL and Monsanto.
(3)

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

10.24 Roundup Ready Soybean License and Seed Services Agreement and the Amended and Restated Licensee Incentive Agreement. (11)

10.25 Bollgard Gene License Agreement by and between Monsanto Company, Delta and Pine Land Company, D&PL International Technology Corp., and D&M International, L.L.C. and Amendment. (10)

10.26 Redemption Agreement dated as of May 28, 2002 among D&M International, L.L.C., D&PL International Technology Corp., Pharmacia Corporation, solely for the purposes of Section 1.2c and Articles II and III hereof, and Monsanto Company, and, solely for the purposes of Section 3.2 hereof, Delta and Pine Land Company. (10)

10.27 Amendment to Bollgard Gene License and Seed Services Agreement of February 2, 1996 dated March 26, 2003 (15)

10.28 Amendment to Roundup Ready Gene License and Seed Services Agreement of February 2, 1996 dated March 26, 2003 (15)

10.29 Restated License Acquisition Agreement dated August 24, 2004 among Syngenta Crop Protection AG and Delta and Pine Land Company.(16)(*)

10.30 Restated VIP3A Gene License Agreement dated August 24, 2004 among Syngenta Crop Protection AG and Delta and Pine Land Company. (16)(*)

10.31 Restated Cry1Ab Gene License Agreement dated August 24, 2004 among Syngenta Crop Protection AG and Delta and Pine Land Company. (16)(*)

14.00 Delta and Pine Land Company Code of Business Conduct and Ethics as amended October 28, 2004 (17)

16.00 Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 14, 2002 regarding change in certifying accountant (5)

21.01 Subsidiaries of the Registrant. (16)

23.01 Consent of Independent Registered Public Accounting Firm. (16)

31.01 Section 302 Certification of Principal Executive Officer. (16)

31.02 Section 302 Certification of Principal Financial Officer. (16)

32.01 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350 by Principal Executive Officer. (16)

32.02 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350 by Principal Financial and Accounting Officer. (16)



-------------------------
(1) All incorporated by reference from Registration Statement on Form S-1, File No. 33-61568, filed June 29, 1993 except as otherwise noted herein.
(2)  Incorporated by reference from Form 8-K filed May 14, 1998
(3) Incorporated by reference from Form 8-K, File No. 000-14136, filed February 19, 1996
(4)  Incorporated by reference from Form 8-A, File No. 000-21293, filed September 3, 1996
(5)  Incorporated by reference from Form 8-K filed
     May 17, 2002
(6)  Represents management contract or compensatory plan
(7) Incorporated by reference from Form 10-Q, File No. 000-21788, filed July 14, 1995
(8)  Incorporated by reference from Form 8-K filed May 16, 1994
(9) Incorporated by reference from Form 8-K, File No. 000-21788, filed June 4, 1996
(10) Incorporated by reference from Form 10-K filed November 25, 2002
(11) Incorporated by reference from Form 10-K filed November 29, 2001
(12) Incorporated by reference from Form 8-K filed May 18, 2000
(13) Incorporated by reference from Form 8-K filed September 14, 2000
(14) Incorporated by reference from Form 10-K filed November 24, 1998
(15) Incorporated by reference from Form 10-K filed November 26, 2003
(16) Filed herewith
(17) Incorporated by reference from Form 8-K filed November 1, 2004
(*) The Company has applied for confidential treatment for portions of this agreement. Accordingly, portions thereof have been omitted and filed separately.