Form 10-Q
period 2004-11-30
DELTA & PINE LAND CO
filed 2005-01-10
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended November 30, 2004 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from_____________to_______________

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

Common Stock, $0.10 Par Value, 38,618,730 shares outstanding as of December 31, 2004.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - November 30, 2004,
             August 31, 2004, and November 30, 2003                                                                3

    Consolidated Statements of Operations - Three Months
             Ended November 30, 2004 and November 30, 2003                                                         4

    Consolidated Statements of Cash Flows - Three Months
             Ended November 30, 2004 and November 30, 2003                                                         5

    Notes to Consolidated Financial Statements                                                                     6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                                  13

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                           18

   Item 4.   Controls and Procedures                                                                              18

PART II.  OTHER INFORMATION
   Item 1.   Legal Proceedings                                                                                    18
   Item 2.   Changes in Securities, Use of Proceeds
             and Issuer Purchases of Equity Securities                                                            22
   Item 3.   Defaults Upon Senior Securities                                                                      22
   Item 4.   Submission of Matters to a Vote of Security Holders                                                  22
   Item 5.   Other Information                                                                                    22
   Item 6.   Exhibits                                                                                             31
             Signatures                                                                                           32



PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                           November 30,          August 31,          November 30,
                                                                               2004                 2004                 2003
                                                                         ------------------   -----------------    -----------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $        121,222     $        149,587     $        119,515
Receivables, net                                                                   15,332              184,759               11,222
Inventories                                                                        62,039               30,151               61,463
Prepaid expenses                                                                    1,547                1,923                1,618
Deferred income taxes                                                               6,598                9,055               10,677
                                                                         ------------------   -----------------    -----------------
    Total current assets                                                          206,738              375,475              204,495
PROPERTY, PLANT AND EQUIPMENT, NET                                                 62,299               61,988               63,220
EXCESS OF COST OVER NET ASSETS OF
      BUSINESSES ACQUIRED                                                           4,183                4,183                4,183
INTANGIBLES, NET                                                                    5,489                5,471                5,451
INVESTMENT IN AFFILIATE                                                                 -                    -                  413
OTHER ASSETS                                                                        1,608                1,594                1,778
DEFERRED INCOME TAXES                                                               7,600                8,312                    -
                                                                         ------------------   -----------------    -----------------
TOTAL ASSETS                                                             $        287,917     $        457,023     $        279,540
                                                                         ==================   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
Notes payable                                                            $         11,318     $          5,639     $            248
Accounts payable                                                                   22,955               23,784               20,338
Accrued expenses                                                                   29,735              187,890               34,516
Income taxes payable                                                                2,377                8,912                6,069
                                                                         ------------------   -----------------    -----------------
     Total current liabilities                                                     66,385              226,225               61,171
                                                                         ------------------   -----------------    -----------------
LONG-TERM DEBT                                                                     11,001               16,486                1,598
                                                                         ------------------   -----------------    -----------------
DEFERRED INCOME TAXES                                                                   -                    -                5,240
                                                                         ------------------   -----------------    -----------------
MINORITY INTEREST IN SUBSIDIARIES                                                   6,563                4,586                5,183
                                                                         ------------------   -----------------    -----------------
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share; 2,000,000 shares authorized;
   Series A Junior Participating Preferred, par value $0.10 per share;
          456,989 shares authorized; no shares issued or outstanding;                   -                    -                    -
   Series M Convertible Non-Voting Preferred, par value $0.l0 per share;
          1,066,667 shares authorized, issued and outstanding                         107                  107                  107
Common stock, par value $0.10 per share; 100,000,000 shares authorized;
          40,247,696, 40,162,820 and 39,569,060 shares issued;
          38,580,230, 38,495,354 and 38,087,794 shares outstanding                  4,025                4,016                3,957
Capital in excess of par value                                                     66,127               64,250               55,596
Retained earnings                                                                 167,734              176,808              178,717
Accumulated other comprehensive loss                                               (2,306)              (3,736)              (4,565)
Treasury stock, at cost; 1,667,466, 1,667,466 and 1,481,266 shares                (31,719)             (31,719)             (27,464)
                                                                         ------------------   -----------------    -----------------
TOTAL STOCKHOLDERS' EQUITY                                                        203,968              209,726              206,348
                                                                         ------------------   -----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $        287,917     $        457,023     $        279,540
                                                                         ==================   =================    =================




   The accompanying notes are an integral part of these financial statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                    November 30,        November 30,
                                                                                        2004                 2003
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $         17,454    $         13,845
COST OF SALES                                                                                8,421               8,036
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                                 9,033               5,809
                                                                                  -----------------   ------------------
OPERATING EXPENSES:
   Research and development                                                                  4,430               4,136
   Selling                                                                                   3,066               2,742
   General and administrative                                                                4,539               4,741
                                                                                  -----------------   ------------------
              Total operating expenses                                                      12,035              11,619
                                                                                  -----------------   ------------------

OPERATING LOSS                                                                              (3,002)             (5,810)

INTEREST INCOME, NET                                                                           458                 373
OTHER EXPENSE, NET                                                                          (1,507)             (2,812)
EQUITY IN NET LOSS OF AFFILIATE                                                               (738)               (415)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                                   (2,336)             (1,989)
                                                                                  -----------------   ------------------

LOSS BEFORE INCOME TAXES                                                                    (7,125)            (10,653)
INCOME TAX BENEFIT                                                                           2,808               3,675
                                                                                  -----------------   ------------------

NET LOSS                                                                                    (4,317)             (6,978)

DIVIDENDS ON PREFERRED STOCK                                                                  (128)               (107)
                                                                                  -----------------   ------------------
NET LOSS APPLICABLE TO COMMON SHARES                                              $         (4,445)   $         (7,085)
                                                                                  =================   ==================

BASIC AND DILUTED NET LOSS PER SHARE                                              $          (0.12)   $          (0.19)
                                                                                  =================   ==================

NUMBER OF SHARES USED IN BASIC AND DILUTED NET LOSS
    PER SHARE CALCULATIONS                                                                  38,544              38,099
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.12    $           0.10
                                                                                  =================   ==================



   The accompanying notes are an integral part of these financial statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                           November 30,         November 30,
                                                                               2004                 2003
                                                                         ------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $         (4,317)    $         (6,978)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                                                2,226                2,018
       (Gain) loss on sale of assets                                                  (10)                  11
       Equity in net loss of affiliate                                                738                  415
       Foreign exchange gain                                                         (106)                 (78)
       Accretion of debt discount                                                     194                    -
       Minority interest in earnings of subsidiaries                                2,336                1,989
       Change in deferred taxes                                                     3,209                    -
       Changes in assets and liabilities:
              Receivables                                                         169,892              155,755
              Inventories                                                         (31,778)             (28,740)
              Prepaid expenses                                                        371                  611
              Intangibles and other assets                                           (254)                  41
              Accounts payable                                                     (1,194)               2,253
              Accrued expenses                                                   (158,203)            (141,479)
              Income taxes                                                         (6,397)              (3,683)
                                                                         ------------------   -----------------
       Net cash used in operating activities                                      (23,293)             (17,865)
                                                                         ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (1,781)                (699)
  Sale of investments and property                                                     12                   39
  Investment in affiliate                                                            (800)                (500)
                                                                         ------------------   -----------------
       Net cash used in investing activities                                       (2,569)              (1,160)
                                                                         ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                                                           -                  (36)
  Dividends paid                                                                   (4,757)              (3,915)
  Proceeds from short-term debt                                                         -                  245
  Minority interest in dividends paid by subsidiary                                  (359)                (424)
  Payments to acquire treasury stock                                                    -               (1,493)
  Proceeds from exercise of stock options                                           1,675                  571
                                                                         ------------------   -----------------
       Net cash used in financing activities                                       (3,441)              (5,052)
                                                                         ------------------   -----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                            938                  307

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (28,365)             (23,770)
CASH AND CASH EQUIVALENTS, August 31                                              149,587              143,285
                                                                         ------------------   -----------------
CASH AND CASH EQUIVALENTS, November 30                                   $        121,222     $        119,515
                                                                         ==================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the three months for:
      Interest                                                           $              -     $              5
      Income taxes paid/(refunded)                                       $           (128)    $              9

   Noncash financing activities:
      Tax benefit of stock option exercises                              $            211     $            179


The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. The business of Delta and Pine Land Company and its subsidiaries ("D&PL") is seasonal in nature; thus, the results of operations for the three month periods ended November 30, 2004 and 2003, or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. D&PL's investment in 50%-owned affiliate DeltaMax Cotton, LLC ("DeltaMax") is accounted for using the equity method. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2004.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended November 30, 2004 and 2003, was (in thousands):

                                                   Three Months Ended
                                           ------------------------------------
                                               November 30,      November 30,
                                                  2004               2003
                                           -----------------  -----------------
 Net loss                                  $        (4,317)   $       (6,978)
 Other comprehensive income:
    Foreign currency translation gains               1,545               629
    Net realized and unrealized (losses)
       gains on hedging instruments                   (115)              248
    Income tax expense related to other
       comprehensive income                           (508)             (303)
                                           -----------------  -----------------
    Other comprehensive income, net of tax             922               574
                                           -----------------  -----------------
    Total comprehensive loss               $        (3,395)   $       (6,404)
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

D&PL's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Profit and loss information is reported by segment to the chief operating decision maker and D&PL's Board of Directors. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in D&PL's Form 10-K filed for the year ended August 31, 2004.

Information about D&PL's segments for the three month periods ended November 30, 2004 and 2003, is as follows (in thousands):

                                                   Three Months Ended
                                           ------------------------------------
                                             November 30,      November 30,
                                                 2004               2003
                                           -----------------  -----------------

Net sales and licensing fees (by segment)
     Domestic                              $            552   $            839
     International                                   16,902             13,006
                                           -----------------  -----------------
                                           $         17,454   $         13,845
                                           =================  =================

Net sales and licensing fees
     Cottonseed                            $         16,650   $         12,933
     Soybean seed                                        13                  4
     Other                                              791                908
                                           -----------------  -----------------
                                           $         17,454   $         13,845
                                           =================  =================

Operating income (loss)
     Domestic                              $         (9,075)  $         (9,058)
     International                                    6,073              3,248
                                           -----------------  -----------------
                                           $         (3,002)  $         (5,810)
                                           =================  =================


4. SIGNIFICANT CHANGES IN ASSETS AND LIABILITIES FROM AUGUST 31, 2004

Accounts receivable decreased approximately $169,427,000 to $15,332,000 at November 30, 2004 from $184,759,000 at August 31, 2004. This decrease is primarily related to the collection of the 2004 technology sublicense fees in September 2004. The corresponding decrease in accrued expenses is primarily related to the royalty payments made by the Company in September 2004 for the Bollgard(R) and Roundup Ready(R) licensing fees on fiscal year 2004 sales.

5. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005, and may impact certain inventory costs D&PL incurs after September 1, 2005. The Company has not determined the impact, if any, that this statement will have on D&PL's consolidated financial position or results of operations.

SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," requires additional annual disclosures about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132 (Revised 2003) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The required quarterly disclosures are included in Note 14.

SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not determined the impact, if any, that this statement will have on D&PL's consolidated financial position or results of operations.

6. STOCK-BASED COMPENSATION PLANS

As permitted by both SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123," D&PL applies Accounting Principles Board Opinion 25 in accounting for its employee stock option plans. Therefore, no compensation expense for stock options is deducted in determining net income, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the grant date. For further information about D&PL's employee stock option plans, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2004.

The following table illustrates the effect on net loss and net loss per share if D&PL had recorded compensation expense in accordance with the fair value provisions of SFAS No. 123.

                                                                Three Months Ended
                                                      ---------------------------------------
                                                        November 30,         November 30,
                                                            2004                 2003
                                                      ------------------   ------------------
Net loss: (in thousands)
 As reported                                          $         (4,317)    $         (6,978)
 Less: Total stock-based compensation expense
       determined under the fair value based
       method for all awards, net of related tax
       effects                                                    (731)                (812)
                                                      ------------------   ------------------
 Pro forma                                            $         (5,048)    $         (7,790)
                                                      ==================   ==================

Basic and diluted net loss per share:
 As reported                                          $          (0.12)    $          (0.19)
                                                      ==================   ==================
 Pro forma                                            $          (0.13)    $          (0.21)
                                                      ==================   ==================

7.  INVENTORIES

Inventories consisted of the following as of (in thousands):

                     November 30,          August 31,          November 30,
                         2004                 2004                 2003
                    ------------------   -----------------    -----------------

Finished goods      $         30,400     $         24,867     $         30,032
Raw materials                 35,972               14,333               36,470
Growing crops                    234                1,432                  929
Supplies                       1,466                1,040                1,234
                    ------------------   -----------------    -----------------
                              68,072               41,672               68,665
Less reserves                 (6,033)             (11,521)              (7,202)
                    ------------------   -----------------    -----------------
                    $         62,039     $         30,151     $         61,463
                    ==================   =================    =================

Finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. Elements of cost in inventories include raw materials, direct production costs, manufacturing overhead and immaterial general and administrative expenses. Inventory reserves relate to estimated excess and obsolete inventory. The provision recorded for excess and obsolete inventory for the three-month periods ended November 30, 2004 and 2003 were $157,000 and $372,000, respectively. See Note 11 for a description of hedging activities.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of (in thousands):

                                                          November 30,          August 31,          November 30,
                                                              2004                2004                  2003
                                                        ------------------   -----------------    -----------------

Land and improvements                                   $          6,228     $          5,981     $          5,175
Buildings and improvements                                        43,645               42,228               41,907
Machinery and equipment                                           59,599               59,125               58,555
Germplasm                                                          7,500                7,500                7,500
Breeder and foundation seed                                        2,000                2,000                2,014
Construction in progress                                           3,110                2,538                3,562
                                                        ------------------   -----------------    -----------------
                                                                 122,082              119,372              118,713
Less accumulated depreciation                                    (59,783)             (57,384)             (55,493)
                                                        ------------------   -----------------    -----------------
                                                        $         62,299     $         61,988     $         63,220
                                                        ==================   =================    =================

Depreciation expense during the three month periods ended November 30, 2004 and 2003 was approximately $2,106,000 and $1,938,000, respectively.

9. INTANGIBLES AND EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED

The components of identifiable intangible assets follow as of (in thousands):

                               November 30, 2004                    August 31, 2004                    November 30, 2003
                        -------------------------------   -----------------------------------    ---------------------------------
                          Gross                                Gross                                Gross
                         Carrying        Accumulated          Carrying           Accumulated       Carrying          Accumulated
                          Amount        Amortization           Amount           Amortization        Amount          Amortization
                        -----------    ---------------    --------------     ----------------    -------------    ----------------
Trademarks               $   3,182     $         (899)    $       3,182      $          (879)    $      3,182     $          (820)
Commercialization
  agreements                   400               (100)              400                  (93)             400                 (72)
Licenses                     1,100               (110)            1,100                  (83)           1,100                   -
Patents                        865               (101)              772                  (97)             476                 (87)
Other                        2,036               (884)            1,986                 (817)           1,967                (695)
                         ----------    ---------------    --------------     ----------------    -------------    ----------------
                         $   7,583     $       (2,094)    $       7,440      $        (1,969)    $      7,125     $        (1,674)
                         ==========    ===============    ==============     ================    =============    ================

Amortization expense for identifiable intangible assets during the three-month periods ended November 30, 2004 and 2003 was approximately $120,000 and $80,000, respectively. Identifiable intangible asset amortization expense is estimated to be $340,000 for the remainder of 2005 and $400,000 in each of the fiscal years from 2006 through 2009 and $300,000 in 2010.

During the fourth quarter of fiscal 2004, "EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED" ("goodwill") attributable to the domestic segment was tested for impairment by comparing its implied fair value to its carrying value. Based on management's impairment test, management determined that none of the goodwill recorded was impaired.

10. INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax, a limited liability company jointly owned with Verdia, Inc. Verdia was acquired by DuPont on July 2, 2004. Established in May 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cottonseed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the quarters ended November 30, 2004 and 2003, D&PL's equity in the net loss of DeltaMax was $738,000 and $415,000, respectively.

11. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated other comprehensive loss includes the following related to the Company's soybean hedging program for the three-month periods ended November 30, 2004 and 2003 (in thousands):

                                                                                      2004                   2003
                                                                               -------------------    -------------------

       Deferred net (loss) gain, as of August 31                               $           (134)      $            262
             Net (losses) gains on hedging instruments arising during the
                three months                                                               (115)                   248
             Reclassification adjustment of gains on hedging instruments to
                earnings                                                                      -                      -
                                                                               -------------------    -------------------
       Net change in accumulated other comprehensive (loss) gain                           (115)                   248
                                                                               -------------------    -------------------
       Deferred net (loss) gain on derivative instruments included in
             accumulated other comprehensive loss at November 30               $           (249)      $            510
                                                                               ===================    ===================

The net loss of $249,000 included in accumulated other comprehensive loss at November 30, 2004 consists of net unrealized gains of $2,000 and net realized losses of $251,000. The net unrealized gains of $2,000 will be recognized in earnings within the next twelve to eighteen months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions. The net realized losses of $251,000 will be reclassified into earnings in the period in which the forecasted transaction affects earnings, which generally occurs during D&PL's second and third quarters.

For the three-month periods ended November 30, 2004 and 2003, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges related to soybeans.

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

In December 1999, Mycogen Plant Science, Inc. ("Mycogen") filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit seeks injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. The litigation is currently in the final stage of discovery and pretrial proceedings. The case has been set for trial beginning in March 2005. Consistent with its commitments, Monsanto has agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any are awarded. Monsanto is providing separate defense counsel for D&PL. D&PL is assisting Monsanto to the extent reasonably necessary. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.

A corporation owned by the son of D&PL's former Guatemalan distributor sued D&PL in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $666,000 at December 31, 2004 exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make available seed for sale in Central America and Mexico.

D&PL vs. Monsanto Company and Pharmacia Corp.

On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger of Monsanto with D&PL under the May 8, 1998, Merger Agreement. On December 30, 1999, D&PL filed suit in the First Judicial District of Bolivar County, Mississippi, seeking, among other things, the payment of the $81 million termination fee due pursuant to the merger agreement, compensatory damages and punitive damages. On January 2, 2000, D&PL and Monsanto reached an agreement whereby D&PL would withdraw the suit, without prejudice, for the purpose of negotiating a settlement of D&PL's claims, and Monsanto would immediately pay the $81 million. On January 3, 2000, Monsanto paid to D&PL the termination fee of $81 million as required by the merger agreement. On January 18, 2000, after unsuccessful negotiations, D&PL re-filed its suit. D&PL seeks in excess of $1 billion in compensatory and $1 billion in punitive damages for breach of the merger agreement between the parties.

On September 12, 2003, Monsanto amended its answer to include four counterclaims against D&PL. Monsanto is seeking unspecified damages for its counterclaims, including the $81 million paid by Monsanto to D&PL as a termination fee and related expenses. D&PL answered the counterclaims, denying all liability, and D&PL intends to vigorously defend against these counterclaims. On December 21, 2004, Monsanto filed a motion to amend its answer to withdraw two of its four counterclaims. On January 3, 2005, Monsanto filed two motions for partial summary judgment. Both motions seek summary judgment on certain aspects of D&PL's damages. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.

13. EARNINGS PER SHARE

For the quarters ended November 30, 2004, and 2003, common stock equivalents were not included in D&PL's calculation of diluted earnings per share because their inclusion would have been antidilutive to earnings since D&PL reported a net loss for each of the aforementioned quarters. The number of common stock equivalents not included was 1,526,000 for the quarter ended November 30, 2004, and 1,653,000 for the quarter ended November 30, 2003. As a result, basic and diluted earnings per share are the same in each respective quarter ended November 30, 2004, and 2003.

14. EMPLOYEE BENEFIT PLANS

Substantially all full-time employees are covered by a noncontributory defined benefit plan (the "Plan"). Benefits are paid to employees, or their beneficiaries, upon retirement, death or disability based on their final average compensation over the highest consecutive five years. D&PL's funding policy is to make contributions to the Plan that are at least equal to the minimum amounts required to be funded in accordance with the provisions of ERISA. Effective January 1992, D&PL adopted a Supplemental Executive Retirement Plan (the "SERP"), which will pay supplemental pension benefits to certain employees whose benefits from the Plan were decreased as a result of certain changes made to the Plan. The benefits from the SERP will be paid in addition to any benefits the participants may receive under the Plan and will be paid from Company assets, not Plan assets. For further information about D&PL's employee benefit plans, reference should be made to Note 10 to the consolidated financial statements contained in D&PL's Annual Report on Form 10-K for the year ended August 31, 2004.

The components of net periodic pension cost for D&PL's Plan and SERP follow as of:

                                                                 Pension                                     SERP
                                                  ---------------------------------------   ---------------------------------------
                                                            Three Months Ended                        Three Months Ended
                                                  ---------------------------------------   ---------------------------------------
                                                  November 30, 2004    November 30, 2003    November 30, 2004    November 30, 2003
                                                  ------------------   ------------------   ------------------   ------------------

Service cost                                      $         213,000    $         208,000    $              -     $          2,000
Interest cost                                               274,000              247,000               9,000                9,000
Expected return on assets                                  (272,000)            (230,000)             (7,000)              (7,000)
Amortization of prior service cost                            1,000                1,000                   -                    -
Recognized net actuarial loss (gain)                        101,000              118,000              (1,000)              12,000
                                                  ------------------   ------------------   ------------------   ------------------
Net periodic pension cost                         $         317,000    $         344,000    $          1,000     $         16,000
                                                  ==================   ==================   ==================   ==================

As of November 30, 2004, D&PL had not made any contributions to the Pension Plan. D&PL anticipates making a $1 million contribution in fiscal 2005.

As of November 30, 2004, no contributions have been made to the SERP. D&PL presently does not anticipate contributing any amounts to the SERP in fiscal 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW/OUTLOOK

2005 Earnings Guidance

In fiscal year 2005, we expect net sales and licensing fees to range from $335 million to $350 million. We estimate earnings per diluted share to range from $0.94 to $1.06, after reduction for anticipated litigation expenses relating to
                            1
our lawsuit against Monsanto (NYSE: MON) and Pharmacia of $0.13 to $0.18 per diluted share. We base our assumptions on U.S. cotton plantings of 13.7 million acres in 2005, which is essentially equal to 2004 cotton plantings. In addition, our earnings estimates assume constant or improved market share, higher selling prices of our seed, adequate seed supplies and meeting our product sales mix targets. Finally, our estimates reflect increased demand and expected sales of our newer cottonseed products over 2004. During fiscal 2004, we had net sales and licensing fees of $314.9 million. After a charge related to the write-off of acquired in-process research and development of $0.61 and Monsanto/Pharmacia litigation expenses of $0.18 per diluted share, we earned $0.13 per diluted share in 2004.

In 2004, final U.S. cotton plantings were approximately 13.7 million acres, although many industry analysts expected plantings to be much higher during the last months of calendar year 2003 due to strong cotton fiber commodity prices. However, commodity prices of cotton fiber decreased substantially and the prices of alternative crops, particularly soybeans, increased significantly (especially relative to cotton) prior to the 2004 cotton planting season. This resulted in much lower cotton planting levels in 2004 than had been earlier forecasted. Due to the situation that occurred last year and taking into account current market conditions, we believe it is too early to predict with certainty cotton plantings for the 2005 season. For this reason, our estimates are based on U.S. cotton plantings consistent with last year.

We increased our prices on many of our cotton and soybean product offerings in 2005. We expect the increased cottonseed selling prices to exceed anticipated higher seed costs, while the increase in soybean seed prices will primarily be used to offset higher royalties due to Monsanto for Roundup Ready(R) technology. We expect our international business to grow significantly in 2005. We have already experienced increased revenues and profits in Brazil and Australia over last year. In addition, we expect profitability to increase in 2005 over 2004 levels in most of our other international markets. However, we expect lower revenues and profitability in our China business due in part to our belief that cotton plantings will decline in China this year due to lower world cotton fiber prices and government policy. We also expect consolidated operating expenses to increase approximately 10-15% over last year, partially due to additional research and development expenses related to new technologies (primarily Syngenta's VipCot(TM) technology) and product development initiatives.

We are continuing to explore alternatives for uses of our cash balance, including possible opportunities to expand into new markets, acquisitions of technology, share repurchases and dividends, as well as other options. In addition, we are considering both short-term and long-term financing options for our business. This process is continuing and evolving and no decisions have been reached.

Other Matters

We are continuing to rapidly develop new product offerings containing Monsanto's second generation traits, Bollgard II(R) and Roundup Ready Flex(R). On January 7, 2005, we executed a license with Monsanto to commercilize Roundup Ready Flex on essentially the same terms as our existing Roundup Ready agreements. In addition, we are making advancements in our efforts to develop products containing Syngenta's VipCot technology. We expect to significantly expand field testing and development efforts on VipCot in 2005. Syngenta is responsible for obtaining U.S. regulatory approval for VipCot and we could have seed production in the U.S. as early as 2006 with commercial launch to occur in 2007 or 2008, depending on when full regulatory approval is obtained. In addition, our joint venture with Verdia, Inc., DeltaMax Cotton LLC, continues development of novel cotton traits in the areas of glyphosate tolerance and insect resistance.
--------
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company. Pursuant to the closing of a merger on April 16, 2003, Pharmacia Corporation merged with and into a wholly-owned subsidiary of Pfizer Inc. Pharmacia survived the merger as a wholly-owned subsidiary of Pfizer Inc.

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

We are continuing to pursue our litigation against Monsanto Company and Pharmacia. On October 13, 2004, we announced that the Circuit Court of the First Judicial District of Bolivar County, Mississippi (the "Court") had issued two new orders. In the first order, which related to our damage claims, the Court granted Monsanto's motion for partial summary judgment relating to our claim for expectation or "benefit of the bargain" damages. This ruling reversed a ruling by the previous trial judge in the case, who had ruled that the use of a benefit of the bargain damages measurement was a matter for the jury to decide. We are seeking to appeal this ruling. The second order related to Monsanto's counterclaims in the case. The Court granted our motion to compel the production of documents and testimony of witnesses relating to Monsanto's counterclaims. Monsanto had invoked privilege as a basis for not producing documents and for not permitting its witnesses to answer questions during depositions.

D&PL is also seeking to appeal a September 10, 2004, discovery ruling relating to documents that Monsanto claimed to be privileged that the original trial judge ordered Monsanto to produce and that the new trial judge ordered D&PL to return. On December 21, 2004, Monsanto filed a motion to withdraw two of the four counterclaims that it had made against us. On January 3, 2005, Monsanto filed two motions for partial summary judgment. Both motions seek summary judgment on certain aspects of D&PL's damages. At this point, we do not expect the trial to occur in 2005. See Part II, Item 1 for further discussion.

On May 20, 2004, Monsanto submitted to arbitration before the American Arbitration Association two matters which had been in a formal dispute resolution process before a panel of senior executives since July, 2003. In the arbitration filing, Monsanto is seeking an adjudication of its alleged right to terminate the Bollgard and Roundup Ready Licenses between our companies, monetary damages, as well as other items. We have responded to this arbitration filing and denied Monsanto's claims. In addition, we have asserted counterclaims based on issues that we had submitted to the panel of senior executives. We are continuing to proceed with the arbitration process and arbitrators are currently being selected. See Part II, Item 1 for more information.

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

The following sets forth selected operating data of D&PL (in thousands):

                                               For the Three Months Ended
                                         --------------------------------------
                                             November 30,       November 30,
                                                2004                2003
                                         ------------------   -----------------
Operating results-
Net sales and licensing fees             $          17,454    $          13,845
Gross profit                                         9,033                5,809
Operating expenses                                  12,035               11,619
Operating loss                                      (3,002)              (5,810)
Loss before income taxes                            (7,125)             (10,653)
Net loss applicable to common shares                (4,445)              (7,085)

The following sets forth selected balance sheet data of D&PL at the following dates (in thousands):

                                     November 30,     August 31,   November 30,
                                        2004             2004          2003
                                    --------------  -------------  -------------
Balance sheet summary-
Current assets                      $     206,738   $    375,475   $    204,495
Current liabilities                        66,385        226,225         61,171
Working capital                           140,353        149,250        143,324
Property, plant and equipment, net         62,299         61,988         63,220
Total assets                              287,917        457,023        279,540
Outstanding borrowings                     22,319         22,125          1,846
Stockholders' equity                      203,968        209,726        206,348

Three months ended November 30, 2004, compared to three months ended November 30, 2003:

For the quarter ended November 30, 2004, we reported a net loss of $4.3 million, compared to a net loss of $7.0 million reported in the comparable prior year quarter. The decreased loss was due primarily to an increase in net sales and licensing fees and a reduction in legal fees related to the Monsanto/Pharmacia litigation.

Net sales and licensing fees increased approximately $3.7 million to $17.5 million from $13.8 million in the comparable period in the prior year. Gross profit increased approximately $3.2 million to $9.0 million from $5.8 million. The increase in net sales and licensing fees is primarily attributable to international operations, particularly in South America, Australia and South Africa. Sales in South America benefited from higher volumes in Argentina and Brazil, as well as improvements in pricing. The increase in sales in Australia related to higher volumes. The increase in South Africa was due to recording of licensing fees in the first quarter of 2005 versus in the later quarters in the prior year.

Operating expenses increased approximately $0.4 million to $12.0 million from $11.6 million in the first quarter of 2004. This increase related to higher research and development and selling expenses offset by a reduction in general and administrative costs.

We reported net other expense of approximately $1.5 million for the quarter ended November 30, 2004 compared to net other expense of approximately $2.8 million for the same period in the prior year. The decrease is attributable to lower legal fees related to the Monsanto/Pharmacia litigation. In the three months ended November 30, 2004, we incurred $1.6 million, or $0.03 per diluted share, related to the Monsanto/Pharmacia litigation expenses, compared to $2.9 million, or $0.05 per diluted share, in the three months ended November 30, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently utilize off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of November 30, 2004, we owed approximately $4.0 million for a portion of our raw materials that had been received from the 2004 production season. This amount represents the amount due on seed production delivered that had not yet been settled. It does not include other amounts that may become due from contingencies contained in seed production contracts. The amount owed of $4.0 million is included in Current Liabilities in our Consolidated Balance Sheet at November 30, 2004.

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

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, we determine that we will not realize deferred tax assets, then valuation allowances are recorded. As of November 30, 2004, we had recorded net deferred tax assets of approximately $14.2 million primarily related to capitalizing the licenses from Syngenta for income tax reporting purposes. We estimate that our deferred tax assets will be realized; therefore, we have not recorded any valuation allowances as of November 30, 2004.

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

In April 1998, we entered into a syndicated credit facility with three lenders, which provided for aggregate, unsecured borrowings of $110 million. This agreement expired on April 1, 2001. We have had discussions with several potential lenders about a replacement facility.

Capital expenditures were $1.8 million and $0.7 million in the first quarters of fiscal 2005 and 2004, respectively. We anticipate that capital expenditures will approximate $8.0 to $10.0 million in 2005.

In the first quarter of fiscal 2005, the Board of Directors authorized a quarterly dividend of $0.12 per share paid on December 14, 2004, to shareholders of record on November 30, 2004. The Board anticipates that quarterly dividends of $0.12 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Based on a quarterly dividend of $0.12 per share in 2005, aggregate preferred and common stock dividends should approximate $19.0 million in 2005.

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of our common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of our Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2004, we had repurchased 1,553,200 shares at an aggregate purchase price of approximately $29.6 million under this program. During the year ended August 31, 2004, we purchased 250,200 shares at an aggregate purchase price of $5.8 million under this plan. We did not purchase any shares in the period from September 1, 2004 to December 31, 2004.

Cash provided from operations, cash on hand, early payments from customers and borrowings under a loan agreement, if necessary, should be sufficient to meet the Company's 2005 working capital needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure relative to fluctuations in the price of soybean raw material inventory, foreign currency fluctuations and interest rate changes. For more information about market risk and how we manage specific risk exposures, see Notes 1 and 14 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2004. Also see Note 11 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further details about our exposure to market risk.

The fair value of derivative commodity instruments outstanding as of November 30, 2004, was $2,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would result in a $225,000 loss in future earnings (not counting the gain on the underlying commodities).

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, South Africa and Turkey. At November 30, 2004, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

For the quarter ended November 30, 2004, a 10% adverse change in the interest rate that we earned on our excess cash that we invested would not have resulted in a material change to our net interest income or cash flow.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

D&PL's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of D&PL's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2004. Based on that evaluation, the chief executive officer and chief financial officer have concluded that D&PL's disclosure controls and procedures are effective to ensure that material information relating to D&PL and D&PL's consolidated subsidiaries is made known to such officers by others within these entities in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There have not been any changes in D&PL's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, D&PL's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

The following sets forth all known pending litigation in which D&PL is named as a defendant and a description of other legal matters.

Product Claims

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

D&PL was named in two lawsuits filed in the Circuit Court of Holmes County, Mississippi. One was filed March 14, 2002, and the second was filed on August 19, 2002. Both cases include numerous plaintiffs who allege that certain cottonseed sold by D&PL was improperly mixed and blended and failed to perform as advertised. On December 14, 2004, an Order was entered in the March 14, 2002 case severing the individual claims of the 57 original plaintiffs into fifty-seven separate actions. Fourteen of the fifty-seven cases will remain in Holmes County, Mississippi. The venue to which the other cases will be transferred has not yet been determined. In the second Holmes County lawsuit, D&PL has filed a third party Complaint and seeks a declaration that its insurers are responsible for the cost of defending the action and for full indemnification of D&PL in the event a judgment is entered against it. The third-party defendant removed the case to the United States District Court for the Southern District of Mississippi, Jackson Division, where a motion to remand was granted on September 28, 2004. Accordingly, that case has now been returned to the docket of Holmes County, Mississippi. Both cases are in the preliminary discovery stage. However, dispositive motions are pending in the March 14, 2002 filed case, and will be filed shortly in the August 19, 2002 case which has just been returned to state court. Neither of these lawsuits alleges that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the terms of any of the gene licenses with Monsanto.

The litigation filed against D&PL in the 110th Judicial District of Floyd County, Texas on November 21, 2002 has now been resolved without material financial impact on the Company.

All lawsuits related to product claims seek monetary damages. See Note 12 of the Notes to Consolidated Financial Statements in Item 1 for further details about product claims.

Other Legal Matters

On December 9, 2003, Bayer BioScience N.V. and Bayer CropScience GmbH (collectively "Bayer") filed a suit in the Federal Court of Australia alleging that the importing, exporting, selling and other alleged uses by Deltapine Australia Pty Ltd., D&PL's wholly-owned Australian subsidiary ("Deltapine Australia"), of Bollgard II cottonseed infringes Bayer's Australian patent that claims an alleged invention entitled "Prevention of Bt Resistance Development." The suit seeks an injunction, damages and other relief against Deltapine Australia. Deltapine Australia disputes the validity, infringement and enforceability of Bayer's patent. On April 16, 2004, Deltapine Australia responded to the suit, denying infringement and asserting affirmative defenses and cross claims. The suit is in pretrial proceedings.

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

In October 2002, Transportes Darkepe Ltda, a Brazilian trucking company, filed suit in a local court in the State of Parana, Brazil, against an employee of D&PL Brasil Ltda. ("D&PL Brasil"), a Brazilian subsidiary of D&PL, and Localiza Rent a Car ("LRC"), alleging that the employee had caused a motor vehicle accident resulting in property damage to a truck owned by the plaintiff. In December 2002, D&PL Brasil was joined as a defendant on the basis that the rental car driven by the employee had been rented in its name. The case remains pending in pretrial proceedings. The damages sought, including interest, is approximately $49,000. The employee and D&PL Brasil are being defended and are indemnified in this litigation by the respective insurance carriers for LRC and D&PL.

In January 2001, Sure Grow Seed Inc. ("Sure Grow"), an indirect subsidiary of D&PL, gave notice to Ozbugday Tarim Isletmeleri ve Tohumculuk A.S. ("OTIT"), a Turkish seed company, of termination (effective at the end of the 2001 crop year) of OTIT's exclusive distributorship for cottonseed of Sure Grow varieties in the Republic of Turkey. OTIT refused to acknowledge the validity of this termination. In October 2002, Sure Grow and the Turkish Branch of Turk Deltapine, Inc. ("Turk Deltapine'"), D&PL's local affiliate in Turkey, commenced a civil action in a Turkish commercial court seeking an injunction against continued sales of Sure Grow varieties by OTIT. OTIT filed a counterclaim seeking an injunction against Turk Deltapine's marketing of seed of Sure Grow varieties in alleged violation of OTIT's exclusive distribution rights and monetary damages for lost profits in an amount to be determined. In June 2004, a panel of legal experts appointed by the court in which the case is pending rendered an advisory opinion that Turkish law should govern the termination of OTIT's distributorship agreement and, that under Turkish law, the January 2001 notice of termination was not effective. In November 2004, the court rejected the initial panel's advisory opinion and ordered the appointment of a new panel of legal experts to decide what law governs the termination of the distribution agreement. Both OTIT and Turk Deltapine have continued to distribute cotton planting seed of Sure Grow varieties in Turkey.

In December 1999, Mycogen Plant Science, Inc. ("Mycogen") filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit seeks an injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. The litigation is currently in the final stage of discovery and pretrial proceedings. The case has been set for trial beginning in March 2005. Consistent with its commitments, Monsanto has agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any are awarded. Monsanto is providing separate defense counsel for D&PL. D&PL is assisting Monsanto to the extent reasonably necessary.

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $666,000 at December 31, 2004, exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make seed available for sale in Central America and Mexico.

On December 14, 2004, the Liquidator in the Reliance Insurance Company bankruptcy denied the claim which was the basis of a suit filed by D&PL in November 2002, in the Circuit Court of Washington County, Mississippi, against Reliance Insurance Company.

D&PL vs. Monsanto Company and Pharmacia Corp.

On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger of Monsanto with D&PL under the May 8, 1998, Merger Agreement. On December 30, 1999, D&PL filed suit (the "December 30 Suit") in the First Judicial District of Bolivar County, Mississippi, seeking, among other things, the payment of the $81 million termination fee due pursuant to the merger agreement, compensatory damages and punitive damages. On January 2, 2000, D&PL and Monsanto reached an agreement whereby D&PL would withdraw the December 30 Suit without prejudice for the purpose of negotiating a settlement of D&PL's claims, and Monsanto would immediately pay the $81 million. On January 3, 2000, Monsanto paid to D&PL the termination fee of $81 million as required by the merger agreement. On January 18, 2000, after unsuccessful negotiations, D&PL filed a suit (the "January 18 Suit") reinstating essentially all of the allegations contained in the December 30 Suit. The January 18 Suit by D&PL against Monsanto seeks, among other things, in excess of $1 billion in compensatory and $1 billion in punitive damages for breach of contract under the merger agreement between the parties. D&PL alleges that Monsanto failed to use its best efforts, commercially reasonable efforts, and/or reasonable best efforts to obtain antitrust approval from the U.S. Department of Justice, as required under the terms of the merger agreement. D&PL also seeks damages for breach of the January 2, 2000, agreement pursuant to which the parties were to negotiate for two weeks to resolve the dispute over failure of the merger to close.

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

On December 5, 2003, Monsanto filed a motion for partial summary judgment relating to one method that D&PL had used to calculate its damages, and on October 8, 2004, the Court granted Monsanto's motion. D&PL is seeking an interlocutory appeal of this issue to the Mississippi Supreme Court. D&PL has also sought interlocutory review by the Mississippi Supreme Court of a discovery ruling relating to documents that Monsanto claimed to be privileged that the original trial judge ordered Monsanto to produce and that the new trial judge ordered D&PL to return. On December 21, 2004, Monsanto filed a motion to amend its answer to withdraw two of its four counterclaims, specifically the fraudulent inducement and negligent misrepresentations counterclaims. On January 3, 2005, Monsanto filed two motions for partial summary judgment. Both motions seek summary judgment on certain aspects of D&PL's damages. The Court has temporarily suspended the dates for the completion of discovery, originally established in a September 2003 Order, and no trial date has been set.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of D&PL's common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of D&PL's Series M Convertible Non-Voting Preferred shares and for other general corporate purposes.

There were no shares purchased in the quarter ended November 30, 2004 pursuant to the February 2000 stock repurchase plan or for any other reason. The approximate dollar value of shares that may yet be purchased under the February 2000 stock repurchase plan is $20.4 million.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

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

In 1980, we added soybean seed to our product line. In 1996, we commenced commercial sales in the United States of cotton planting seed containing Bollgard(R) ("Bollgard") gene technology licensed from Monsanto which expresses a protein toxic to certain lepidopteran pests. Since 1997, we have marketed in the U.S. cotton planting seed that contains a gene that provides tolerance to glyphosate-based herbicides, commonly referred to as Roundup Ready(R) ("Roundup Ready") Cotton. In 1997, we commenced commercial sales in the U.S. of soybean planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready Soybeans"). In 1998, we commenced sales of cotton planting seed of varieties containing both the Bollgard and Roundup Ready genes.

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

Employees

As of December 31, 2004, we employed a total of 537 full-time employees worldwide, excluding approximately 101 employees of joint ventures. Due to the nature of our business, we utilize seasonal employees in our delinting plants and our research and foundation seed programs. The maximum number of seasonal employees approximates 175 and typically occurs in October and November of each year. We consider our employee relations to be good.

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

In August 2004, we executed a License Acquisition Agreement with Syngenta Crop Protection AG ("Syngenta") under which D&PL acquired worldwide licenses for the commercialization of cotton of Syngenta's VIP3A and Cry1Ab insect resistance genes (the "VipCot(TM) Gene Licenses"). D&PL agreed to pay $46.8 million for these licenses, payable in installments, of which $9.2 million represents contingent payments. These licenses provide for commercialization of insect resistant cotton varieties containing Syngenta insect resistance genes in the United States and in other countries, subject to government approval of the technologies. Syngenta is responsible for obtaining such government approval in the United States and, if instructed by D&PL, in other countries. Syngenta is required to consult with D&PL and to assist and support commercialization of D&PL's products containing Syngenta's insect resistance genes.

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

In January 2003, we announced a collaboration agreement with Dow AgroSciences LLC ("DAS") under which we would develop, test and evaluate elite cotton varieties containing DAS insect resistance traits. We continue to work with DAS insect resistant traits. On October 4, 2004, DAS announced it had received full EPA registration for its WideStrikeTM Insect Protection technology and would introduce products from its subsidiary in 2005. We may commercialize varieties containing DAS insect resistance technology if we reach a commercialization agreement. To date, no such agreement has been reached.

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

On January 7, 2005, D&PL executed the Roundup Ready Flex Gene License and Seed Services Agreement (the "Roundup Ready Flex Agreement") for Monsanto's advanced herbicide tolerance product. The Roundup Ready Flex Agreement contains essentially the same terms, including compensatory terms, as the existing Roundup Ready Agreement between D&PL and Monsanto. The expiration date of the Roundup Ready Flex Agreement is determined by the last to expire of the patent rights licensed under this Agreement which cover the licensed gene. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), assuming that all of the patents identified by Monsanto in the addendum to the Roundup Ready Flex Agreement cover the licensed gene, the expiration date of the Roundup Ready Flex Agreement will be December 15, 2020, the date the last of the presently issued patents will expire. This date may be extended in the event additional relevant patents issue that have expiration dates later than December 15, 2020.

In November 2004, Monsanto notified D&PL that Monsanto would license contract seed production by D&PL in 2005 and that Monsanto anticipates receiving governmental approval for a commercial launch of this product in the United States in the 2006 season. We are preparing to commercialize limited quantities of Roundup Ready Flex cotton varieties in the U.S. beginning in fiscal 2006.

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

Commercial Seed

The following table presents the number of commercial cottonseed and soybean seed varieties we sold in the years ended August 31, 2004 and 2003:

                                             2004                   2003
                                        ---------------       ---------------
Cotton
     Conventional                                  11                   20
     Bollgard                                       3                    5
     Roundup Ready                                 16                   14
     Bollgard/Roundup Ready                        14                   14
     Bollgard II/Roundup Ready                      1                    2
                                       ---------------       --------------
                                                   45                   55
                                       ===============       ===============
Soybeans
     Conventional                                   1                    1
     Roundup Ready                                 19                   15
     STS                                            2                    2
                                       ---------------       --------------
                                                   22                   18
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

     We currently are engaged in a dispute resolution and arbitration process with Monsanto, the principal licensor of our cotton technology. In the arbitration, Monsanto is seeking a determination by the arbitrators of its right to terminate certain agreements between our companies, including the Bollgard and Roundup Ready licenses. In addition, we are currently engaged in litigation with Monsanto (the January 18 Suit) concerning the failed merger of the companies. The result of this litigation (and the process of litigating) may materially affect the results of our business.(See Part II,
     Item 1.)

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

     Our customers in many markets, including the U.S., benefit from government subsidy programs. The Farm Security and Rural Investment Act of 2002 expires on January 1, 2007, and future U.S. farm subsidy programs are uncertain. Various other countries have challenged, and may continue to challenge, the appropriateness of U.S. farm susidies through the World Trade Organization ("WTO") or other forums. The outcome of these challenges has not yet been determined, but may negatively impact U.S. farmers. U.S. farm programs and WTO rulings impacting such programs may materially affect the results of our business.

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

The risks and uncertainties that may affect the operations, performance, development and results of our business include those noted elsewhere in this Item and in "Risks and Uncertainties" in Item 7 of D&PL's Form 10-K filed for the year ended August 31, 2004.

Item 6.  Exhibits.

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


                                 DELTA AND PINE LAND COMPANY


Date:  January 10, 2005          /s/ W. Thomas Jagodinski
                                 --------------------------------
                                 W. Thomas Jagodinski
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


Date:  January 10, 2005          /s/ R.D. Greene
                                 --------------------------------
                                 R.D. Greene
                                 Vice President - Finance, Treasurer and
                                 Assistant Secretary
                                 (Principal Financial and Accounting Officer)