Form 10-Q
period 2005-02-28
DELTA & PINE LAND CO
filed 2005-04-11
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended February 28, 2005 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934; For the transition period from _____to ______

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

Common Stock,  $0.10 Par Value,  38,452,574  shares  outstanding as of March 31,
2005.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I. FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

    Consolidated  Balance Sheets - February 28, 2005,
           August 31, 2004, and February 29, 2004                            3

    Consolidated Statements of Operations - Three Months
           Ended February 28, 2005 and February 29, 2004                     4

    Consolidated Statements of Operations - Six Months
           Ended February 28, 2005 and February 29, 2004                     5

    Consolidated Statements of Cash Flows - Six Months
           Ended February 28, 2005 and February 29, 2004                     6

    Notes to Consolidated Financial Statements                               7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              15

   Item 3. Quantitative and Qualitative Disclosures About Market Risk       20

   Item 4. Controls and Procedures                                          20

PART II.  OTHER INFORMATION
   Item 1.  Legal Proceedings                                               20
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     23
   Item 3.  Defaults Upon Senior Securities                                 23
   Item 4.  Submission of Matters to a Vote of Security Holders             24
   Item 5.  Other Information                                               24
   Item 6.  Exhibits                                                        32
            Signatures                                                      33

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                            February 28,          August 31,          February 29,
                                                                                2005                 2004                 2004
                                                                         ------------------   -----------------    -----------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $        110,632     $        149,587     $         91,617
Receivables, net                                                                  139,330              184,759               99,773
Inventories                                                                        56,861               30,151               58,081
Prepaid expenses                                                                    2,038                1,923                1,687
Deferred income taxes                                                               6,725                9,055                8,230
                                                                         ------------------   -----------------    -----------------
    Total current assets                                                          315,586              375,475              259,388
PROPERTY, PLANT AND EQUIPMENT, NET                                                 62,005               61,988               62,914
EXCESS OF COST OVER NET ASSETS OF
      BUSINESSES ACQUIRED                                                           4,183                4,183                4,183
INTANGIBLES, NET                                                                    5,757                5,471                5,382
OTHER ASSETS                                                                        1,545                1,594                1,735
DEFERRED INCOME TAXES                                                               9,685                8,312                    -
                                                                         ------------------   -----------------    -----------------
TOTAL ASSETS                                                             $        398,761     $        457,023     $        333,602
                                                                         ==================   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
Notes payable                                                            $         11,405     $          5,639     $            248
Accounts payable                                                                   19,466               23,784               12,878
Accrued expenses                                                                  108,508              187,890               90,674
Income taxes payable                                                               10,712                8,912                6,078
                                                                         ------------------   -----------------    -----------------
     Total current liabilities                                                    150,091              226,225              109,878
                                                                         ------------------   -----------------    -----------------
LONG-TERM DEBT                                                                     11,109               16,486                1,581
                                                                         ------------------   -----------------    -----------------
DEFERRED INCOME TAXES                                                                   -                    -                4,304
                                                                         ------------------   -----------------    -----------------
MINORITY INTEREST IN SUBSIDIARIES                                                   6,572                4,586                5,600
                                                                         ------------------   -----------------    -----------------
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share; 2,000,000 shares authorized;
   Series A Junior Participating Preferred, par value $0.10 per share;
          456,989 shares authorized; no shares issued or outstanding;                   -                    -                    -
   Series M Convertible Non-Voting Preferred, par value $0.l0 per share;
          1,066,667 shares authorized, issued and outstanding                         107                  107                  107
Common stock, par value $0.10 per share; 100,000,000 shares authorized;
          40,788,040, 40,162,820 and 39,811,148 shares issued;
          39,120,574, 38,495,354 and 38,250,882 shares outstanding                  4,079                4,016                3,982
Capital in excess of par value                                                     78,340               64,250               59,114
Retained earnings                                                                 182,071              176,808              183,440
Accumulated other comprehensive loss                                               (1,889)              (3,736)              (4,981)
Treasury stock, at cost; 1,667,466, 1,667,466 and 1,560,266 shares                (31,719)             (31,719)             (29,423)
                                                                         ------------------   -----------------    -----------------
TOTAL STOCKHOLDERS' EQUITY                                                        230,989              209,726              212,239
                                                                         ------------------   -----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $        398,761     $        457,023     $        333,602
                                                                         ==================   =================    =================




   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                    February 28,          February 29,
                                                                                        2005                 2004
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $        119,859    $          89,172
COST OF SALES                                                                               75,175               57,008
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                                44,684               32,164
                                                                                  -----------------   ------------------
OPERATING EXPENSES:
   Research and development                                                                  5,646                4,997
   Selling                                                                                   3,486                3,209
   General and administrative                                                                4,905                4,533
                                                                                  -----------------   ------------------
     Total operating expenses                                                               14,037               12,739
                                                                                  -----------------   ------------------

OPERATING INCOME                                                                            30,647               19,425

INTEREST INCOME, NET                                                                           641                  326
OTHER EXPENSE, NET                                                                            (973)              (3,511)
EQUITY IN NET LOSS OF AFFILIATE                                                               (648)              (1,319)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                                   (9)                (416)
                                                                                  -----------------   ------------------

INCOME BEFORE INCOME TAXES                                                                  29,658               14,505
INCOME TAX EXPENSE                                                                          10,498                5,062
                                                                                  -----------------   ------------------

NET INCOME                                                                                  19,160                9,443

DIVIDENDS ON PREFERRED STOCK                                                                  (128)                (128)
                                                                                  -----------------   ------------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $         19,032    $           9,315
                                                                                  =================   ==================

BASIC EARNINGS PER SHARE                                                          $           0.49    $            0.24
                                                                                  =================   ==================

NUMBER OF SHARES USED IN BASIC EARNINGS
    PER SHARE CALCULATIONS                                                                  38,763               38,138
                                                                                  =================   ==================

DILUTED EARNINGS PER SHARE                                                        $           0.48    $            0.24
                                                                                  =================   ==================

NUMBER OF SHARES USED IN DILUTED EARNINGS
    PER SHARE CALCULATIONS                                                                  40,276               39,768
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.12    $            0.12
                                                                                  =================   ==================


   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                    February 28,          February 29,
                                                                                        2005                 2004
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $        137,313    $         103,017
COST OF SALES                                                                               83,596               65,044
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                                53,717               37,973
                                                                                  -----------------   ------------------
OPERATING EXPENSES:
   Research and development                                                                 10,076                9,133
   Selling                                                                                   6,552                5,951
   General and administrative                                                                9,444                9,274
                                                                                  -----------------   ------------------
     Total operating expenses                                                               26,072               24,358
                                                                                  -----------------   ------------------

OPERATING INCOME                                                                            27,645               13,615

INTEREST INCOME, NET                                                                         1,099                  699
OTHER EXPENSE, NET                                                                          (2,480)              (6,323)
EQUITY IN NET LOSS OF AFFILIATE                                                             (1,386)              (1,734)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                               (2,345)              (2,405)
                                                                                  -----------------   ------------------

INCOME BEFORE INCOME TAXES                                                                  22,533                3,852
INCOME TAX EXPENSE                                                                           7,690                1,387
                                                                                  -----------------   ------------------

NET INCOME                                                                                  14,843                2,465

DIVIDENDS ON PREFERRED STOCK                                                                  (256)                (235)
                                                                                  -----------------   ------------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $         14,587    $           2,230
                                                                                  =================   ==================

BASIC EARNINGS PER SHARE                                                          $           0.38    $            0.06
                                                                                  =================   ==================

NUMBER OF SHARES USED IN BASIC EARNINGS
    PER SHARE CALCULATIONS                                                                  38,653               38,118
                                                                                  =================   ==================

DILUTED EARNINGS PER SHARE                                                        $           0.37    $            0.06
                                                                                  =================   ==================

NUMBER OF SHARES USED IN DILUTED EARNINGS
    PER SHARE CALCULATIONS                                                                  40,124               39,711
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.24    $            0.22
                                                                                  =================   ==================


   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                             February 28,        February 29,
                                                                                2005                 2004
                                                                         ------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $         14,843     $          2,465
  Adjustments to reconcile net income to net cash used
    in operating activities:
       Depreciation and amortization                                                4,265                4,042
       (Gain) loss on sale of assets                                                 (323)                  49
       Equity in net loss of affiliate                                              1,386                1,734
       Foreign exchange gain                                                         (219)                (131)
       Accretion of debt discount                                                     389                    -
       Minority interest in earnings of subsidiaries                                2,345                2,405
       Change in deferred taxes                                                       974                1,510
       Changes in assets and liabilities:
              Receivables                                                          45,851               67,300
              Inventories                                                         (26,260)             (25,971)
              Prepaid expenses                                                       (118)                 417
              Intangibles and other assets                                           (370)                 120
              Accounts payable                                                     (4,591)              (5,240)
              Accrued expenses                                                    (79,431)             (85,457)
              Income taxes                                                          3,987               (2,266)
                                                                         ------------------   -----------------
       Net cash used in operating activities                                      (37,272)             (39,023)
                                                                         ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (3,561)              (2,244)
  Sale of investments and property                                                    388                   47
  Investment in affiliate                                                          (1,550)              (1,140)
                                                                         ------------------   -----------------
       Net cash used in investing activities                                       (4,723)              (3,337)
                                                                         ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                                                           -                  (40)
  Dividends paid                                                                   (9,580)              (8,635)
  Proceeds from short-term debt                                                         -                  245
  Minority interest in dividends paid by subsidiary                                  (359)                (424)
  Payments to acquire treasury stock                                                    -               (3,452)
  Proceeds from exercise of stock options                                          11,855                2,670
                                                                         ------------------   -----------------
       Net cash provided by (used in) financing activities                          1,916               (9,636)
                                                                         ------------------   -----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                          1,124                  328

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (38,955)             (51,668)
CASH AND CASH EQUIVALENTS, August 31                                              149,587              143,285
                                                                         ------------------   -----------------
CASH AND CASH EQUIVALENTS, February 28 and February 29                   $        110,632     $         91,617
                                                                         ==================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the six months for:
      Interest                                                           $              -     $             10
      Income taxes paid                                                  $          1,645     $          1,810

   Noncash financing activities:
      Tax benefit of stock option exercises                              $          2,298     $          1,623


   The accompanying notes are an integral part of these financial statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. The business of Delta and Pine Land Company and its subsidiaries ("D&PL") is seasonal in nature; thus, the results of operations for the three and six month periods ended February 28, 2005 and February 29, 2004, or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. D&PL's investment in 50%-owned affiliate DeltaMax Cotton, LLC ("DeltaMax") is accounted for using the equity method. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2004.

Reclassifications

In the consolidated statements of operations for the three and six months ended February 28, 2005 and February 29, 2004, certain shipping expenses historically classified as a reduction to Net Sales and Licensing Fees have been reclassified as Cost of Sales. These expenses relate primarily to costs incurred to ship finished goods to customers. The amount of expenses reclassified for the three and six months ended February 28, 2005 and February 29, 2004 was $919,000 and $896,000, respectively.

In addition, certain other prior year amounts have been reclassified to conform with the current year presentation.

2. COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended February 28, 2005 and February 29, 2004, was (in thousands):

                                                            Three Months Ended                      Six Months Ended
                                                   -------------------------------------  --------------------------------------
                                                     February 28,       February 29,         February 28,       February 29,
                                                         2005               2004                2005               2004
                                                   -----------------  ------------------  -----------------  -------------------
       Net income                                  $         19,160   $           9,443   $         14,843   $            2,465
       Other comprehensive income (loss):
         Foreign currency translation gains                     312                 190              1,857                  819
         Net realized and unrealized gains
           (losses) on hedging instruments                      105                (606)               (10)                (358)
                                                   -----------------  ------------------  -----------------  -------------------
       Other comprehensive income (loss)                        417                (416)             1,847                  461
                                                   -----------------  ------------------  -----------------  -------------------
       Total comprehensive income                  $         19,577   $           9,027   $         16,690   $            2,926
                                                   =================  ==================  =================  ===================


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

Information about D&PL's segments for the three and six month periods ended February 28, 2005 and February 29, 2004, is as follows (in thousands):

                                                           Three Months Ended                     Six Months Ended
                                                   ------------------------------------  ----------------  -----------------
                                                     February 28,       February 29,      February 28,       February 29,
                                                         2005               2004              2005               2004
                                                   -----------------  -----------------  ----------------  -----------------

       Net sales and licensing fees (by segment)
              Domestic                             $        108,108   $         77,778   $        108,660  $         78,618
              International                                  11,751             11,394             28,653            24,399
                                                   -----------------  -----------------  ----------------  -----------------
                                                   $        119,859   $         89,172   $        137,313  $        103,017
                                                   =================  =================  ================  =================

       Net sales and licensing fees
              Cottonseed                           $        114,457   $         78,448   $        131,107  $         91,381
              Soybean seed                                    4,813              9,475              4,826             9,479
              Other                                             589              1,249              1,380             2,157
                                                   -----------------  -----------------  ----------------  -----------------
                                                   $        119,859   $         89,172   $        137,313  $        103,017
                                                   =================  =================  ================  =================

       Operating income
              Domestic                             $         28,530   $         17,536   $        19,455   $          8,478
              International                                   2,117              1,889             8,190              5,137
                                                   -----------------  -----------------  ----------------  -----------------
                                                   $         30,647   $         19,425   $        27,645   $         13,615
                                                   =================  =================  ================  =================

4. SIGNIFICANT CHANGES IN ASSETS AND LIABILITIES FROM AUGUST 31, 2004

Accounts receivable decreased approximately $45,429,000 to $139,330,000 at February 28, 2005 from $184,759,000 at August 31, 2004. This decrease is primarily related to the collection of the 2004 technology sublicense fees in September 2004. The corresponding decrease in accrued expenses is primarily related to the royalty payments made by the Company in September 2004 for the Bollgard(R) and Roundup Ready(R) licensing fees on fiscal year 2004 sales.

Inventories increased approximately $26,710,000 to $56,861,000 at February 28, 2005 from $30,151,000 at August 31, 2004. This increase reflects the seasonal nature of the Company's domestic production cycle. The Company's domestic segment purchases bulk seed in its first and second fiscal quarters and begins processing for the current year's selling season. The increase in inventories at February 28, 2005 from August 31, 2004 is primarily related to those events and is consistent with the Company's historical experience.

5. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS 153). This statement's amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on D&PL's financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005, and may impact certain inventory costs D&PL incurs after September 1, 2005. The Company has not determined the impact, if any, that this statement will have on D&PL's consolidated financial position or results of operations.

SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This statement will apply to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. SFAS No. 123(R) will be effective for D&PL in the first quarter of 2006. The Company has not yet made any decisions about how D&PL will adopt FAS 123(R). However, the pro forma net income effect of using the fair value method for the three and six months ended February 28, 2005 and February 29, 2004, is presented in Note 6 below. The pro forma compensation costs presented in Note 6 below and in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts that should be expected in future years. We have not made any decisions about which option-pricing model is most appropriate for us for future awards. The Company has not determined the impact, if any, that this statement will have on D&PL's consolidated financial position or results of operations.

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

The following table illustrates the effect on net income and net income per share if D&PL had recorded compensation expense in accordance with the fair value provisions of SFAS No. 123.

                                                                Three Months Ended                         Six Months Ended
                                                   ---------------------------------------   ---------------------------------------
                                                     February 28,          February 29,        February 28,           February 29,
                                                         2005                  2004                2005                  2004
                                                   ------------------   ------------------   ------------------   ------------------
Net income:
  As reported                                      $          19,160    $           9,443    $          14,843    $           2,465
  Less: Total stock-based compensation expense
        determined under the fair value based
        method for all awards, net of related tax
        effects                                                 (700)                (788)              (1,431)              (1,600)
                                                   ------------------   ------------------   ------------------   ------------------
  Pro forma                                        $          18,460    $           8,655    $          13,412    $             865
                                                   ==================   ==================   ==================   ==================

Basic earnings per share:
  As reported                                      $            0.49    $            0.24    $            0.38    $            0.06
                                                   ==================   ==================   ==================   ==================
  Pro forma                                        $            0.47    $            0.22    $            0.34    $            0.02
                                                   ==================   ==================   ==================   ==================

Diluted earnings per share:
  As reported                                      $            0.48    $            0.24    $            0.37    $            0.06
                                                   ==================   ==================   ==================   ==================
  Pro forma                                        $            0.46    $            0.22    $            0.33    $            0.02
                                                   ==================   ==================   ==================   ==================

7.  INVENTORIES

Inventories consisted of the following as of (in thousands):

                         February 28,        August 31,           February 29,
                            2005                2004                  2004
                     ------------------   -----------------    -----------------

Finished goods       $          36,626    $         24,867     $         35,785
Raw materials                   25,084              14,333               29,093
Growing crops                      169               1,432                  187
Supplies                         1,461               1,040                1,076
                     ------------------   -----------------    -----------------
                                63,340              41,672               66,141
Less reserves                   (6,479)            (11,521)              (8,060)
                     ------------------   -----------------    -----------------
                     $          56,861    $         30,151     $         58,081
                     ==================   =================    =================

Finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. Elements of cost in inventories include raw materials, direct production costs, manufacturing overhead and immaterial general and administrative expenses. Inventory reserves relate to estimated excess and obsolete inventory. The provision recorded for excess and obsolete inventory for the quarters ended February 28, 2005 and February 29, 2004 were approximately $3,766,000 and $2,616,000, respectively. The provision recorded for excess and obsolete inventory for the six-month periods ended February 28, 2005 and February 29, 2004 were approximately $3,923,000 and $2,988,000, respectively. See Note 11 for a description of hedging activities.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of (in thousands):

                                                           February 28,          August 31,          February 29,
                                                              2005                  2004                 2004
                                                        ------------------   -----------------    -----------------

Land and improvements                                   $          6,235     $          5,981     $          5,197
Buildings and improvements                                        43,667               42,228               42,343
Machinery and equipment                                           62,766               59,125               60,234
Germplasm                                                          7,500                7,500                7,500
Breeder and foundation seed                                        2,000                2,000                2,000
Construction in progress                                           1,635                2,538                3,143
                                                        ------------------   -----------------    -----------------
                                                                 123,803              119,372              120,417
Less accumulated depreciation                                    (61,798)             (57,384)             (57,503)
                                                        ------------------   -----------------    -----------------
                                                        $         62,005     $         61,988     $         62,914
                                                        ==================   =================    =================

Depreciation expense during the quarters ended February 28, 2005 and February 29, 2004 was approximately $1,959,000 and $1,924,000, respectively. Depreciation expense during the six-month periods ended February 28, 2005 and February 29, 2004 was approximately $4,065,000 and $3,862,000, respectively.

9. INTANGIBLES AND EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED

The components of identifiable intangible assets are as follows as of (in thousands):

                               February 28, 2005                       August 31, 2004                    February 29, 2004
                         -------------------------------      -----------------------------------  ---------------------------------
                           Gross                                  Gross                                Gross
                          Carrying        Accumulated            Carrying         Accumulated         Carrying        Accumulated
                           Amount         Amortization            Amount          Amortization         Amount         Amortization
                         -----------     ---------------      --------------     ---------------   --------------   ----------------
Trademarks               $    3,182      $         (918)      $       3,182      $         (879)   $       3,182    $          (839)
Commercialization
 agreements                     400                (107)                400                 (93)             400                (79)
Licenses                      1,350                (138)              1,100                 (83)           1,100                (28)
Patents                         991                (105)                772                 (97)             502                (90)
Other                         2,046                (944)              1,986                (817)           1,973               (739)
                         -----------     ---------------      --------------     ----------------  --------------   ----------------
                         $    7,969      $       (2,212)      $       7,440      $       (1,969)   $       7,157    $        (1,775)
                         ===========     ===============      ==============     ================  ==============   ================

Amortization expense for identifiable intangible assets during the quarters ended February 28, 2005 and February 29, 2004 was approximately $80,000 and $100,000, respectively. Amortization expense for identifiable intangible assets during the six-month periods ended February 28, 2005 and February 29, 2004 was approximately $200,000 and $180,000, respectively. Identifiable intangible asset amortization expense is estimated to be $220,000 for the remainder of 2005 and $400,000 in each of the fiscal years from 2006 through 2009 and $300,000 in 2010.

During the fourth quarter of fiscal 2004, "EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED" ("goodwill") attributable to the domestic segment was tested for impairment by comparing its implied fair value to its carrying value. Based on management's impairment test, management determined that none of the goodwill recorded was impaired.

10. INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax, a limited liability company jointly owned with Verdia, Inc. Verdia was acquired by DuPont on July 2, 2004. Established in May 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cottonseed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the quarters ended February 28, 2005 and February 29, 2004, D&PL's equity in the net loss of DeltaMax was approximately $648,000 and $1,319,000, respectively. For the six-month periods ended February 28, 2005 and February 29, 2004, D&PL's equity in the net loss of DeltaMax was approximately $1,386,000 and $1,734,000, respectively.

11. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated other comprehensive loss includes the following related to the Company's soybean hedging program for the six-month periods ended February 28, 2005 and February 29, 2004 (in thousands):

                                                                                      2005                   2004
                                                                               -------------------    -------------------

       Deferred net (loss) gain, as of August 31                               $           (134)      $            262
             Net losses on hedging instruments arising during the six months                (60)                  (208)
             Reclassification adjustment of losses (gains) on hedging
                instruments to earnings                                                      50                   (150)
                                                                               -------------------    -------------------
       Net change in accumulated other comprehensive loss                                   (10)                  (358)
                                                                               -------------------    -------------------
       Deferred net loss on derivative instruments included in accumulated
             other comprehensive loss at February 28 and February 29           $           (144)      $            (96)
                                                                               ===================    ===================

The net loss of $144,000 included in accumulated other comprehensive loss at February 28, 2005 consists of net unrealized gains of $46,000 and net realized losses of $190,000. The net unrealized gains of $46,000 will be recognized in earnings within the next twelve to eighteen months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions. The net realized losses of $190,000 will be reclassified into earnings in the period in which the forecasted transaction affects earnings, which is expected to occur during D&PL's third quarter.

For the six-month periods ended February 28, 2005 and February 29, 2004, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges related to soybeans.

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

In July 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), pertaining to matters under the Bollgard and Roundup Ready Licenses for the United States and matters under license agreements for Argentina and the Republic of South Africa. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices were submitted to a panel of senior executives (the "Executive Panel"). Monsanto subsequently withdrew from the Executive Panel the issue involving the license agreements for the Republic of South Africa and submitted to the Executive Panel one additional issue of interpretation of the Bollgard and Roundup Ready Licenses for the United States. Issues arising from operations in Argentina and issues involving technology fees and interest have been settled and are no longer in dispute. On May 20, 2004, Monsanto submitted to arbitration before the American Arbitration Association two unresolved issues: whether D&M Partners has paid Monsanto all royalties due and whether D&PL has made unauthorized transfers of materials containing Monsanto technology. In this arbitration proceeding, Monsanto seeks an adjudication of its alleged right to terminate the Bollgard and Roundup Ready Licenses, to dissolve D&M Partners, to obtain an accounting and to receive monetary damages and a return or destruction of materials containing Monsanto technologies. D&PL denies the claims asserted by Monsanto in the arbitration filing and has filed appropriate responses and counterclaims to Monsanto's claims based on the issues submitted by D&PL to the Executive Panel. On November 8, 2004, Monsanto submitted one new claim allegedly involving a dispute under the license agreements to the Executive Panel and the Executive Panel has that claim under consideration. D&PL is committed to participating in good faith resolution of the issues in dispute through arbitration, or through the Executive Panel, as applicable. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.

In December 1999, Mycogen Plant Science, Inc. ("Mycogen") filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit seeks injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. Trial of this matter commenced on March 7, 2005, and concluded on April 6, 2005. The Court will render a decision later. Consistent with its commitments, Monsanto has agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any are awarded. Monsanto is providing separate defense counsel for D&PL. D&PL is assisting Monsanto to the extent reasonably necessary. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.

A corporation owned by the son of D&PL's former Guatemalan distributor sued D&PL in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $700,000 at March 31, 2005 exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make available seed for sale in Central
America and Mexico. D&PL believes that the resolution of the matter will not have a material impact on the consolidated financial statements.

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

On September 12, 2003, Monsanto amended its answer to include four counterclaims against D&PL. Monsanto is seeking unspecified damages for its counterclaims, including the $81 million paid by Monsanto to D&PL as a termination fee and related expenses. D&PL answered the counterclaims, denying all liability, and D&PL intends to vigorously defend against these counterclaims. On December 21, 2004, Monsanto filed a motion to amend its answer to withdraw two of its four counter claims. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.

13. EARNINGS PER SHARE

Dilutive common share equivalents consist of both D&PL's Series M Convertible Non-Voting Preferred shares and the outstanding options to purchase D&PL's common stock that have been issued under the 1993 Stock Option Plan and the 1995 Long-Term Incentive Plan. Approximately 119,000 and 489,000 outstanding stock options were not included in the computation of diluted earnings per share for the three months ended February 28, 2005 and February 29, 2004, respectively, and approximately 192,000 and 551,000 outstanding stock options were not included in the computation of diluted earnings per share for the six months ended February 28, 2005 and February 29, 2004, respectively, because the exercise price exceeded the average market price of D&PL's common stock for each respective reporting date. These excluded options expire at various dates from 2007 to 2015.

The table below reconciles the basic and diluted per share computations:

                                                         For the Three Months Ended         For the Six Months Ended
                                                      -------------------------------    ---------------------------------
(in thousands, except per share amounts)              February 28,       February 29,     February 28,       February 29,
                                                          2005              2004              2005              2004
                                                      --------------    -------------    ---------------    --------------
Income:
Net income                                            $      19,160     $      9,443     $       14,843     $       2,465
Less:  Preferred stock dividends                               (128)            (128)              (256)             (235)
                                                      --------------    -------------    ---------------    --------------
Net income for basic EPS                                     19,032            9,315             14,587             2,230
Effect of Dilutive Securities:
Convertible Preferred Stock Dividends                           128              128                256               235
                                                      --------------    -------------    ---------------    --------------
Net income available to common
  stockholders plus assumed conversions - for
  diluted EPS                                         $      19,160     $      9,443     $       14,843     $       2,465
                                                      ==============    =============    ===============    ==============
Shares:
Basic EPS Shares                                             38,763           38,138             38,653            38,118
Effect of Dilutive Securities:
  Options to purchase stock                                     446              563                404               526
  Convertible preferred stock                                 1,067            1,067              1,067             1,067
                                                      --------------    -------------    ---------------    --------------
Diluted EPS Shares                                           40,276           39,768             40,124            39,711
                                                      ==============    =============    ===============    ==============
Per Share Amounts:
Basic                                                 $        0.49     $       0.24     $         0.38     $        0.06
                                                      ==============    =============    ===============    ==============
Diluted                                               $        0.48     $       0.24     $         0.37     $        0.06
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

The components of net periodic pension cost for D&PL's Plan and SERP follow as of:

                                                                     Pension                                     SERP
                                                                     -------                                     ----
                                                                Three Months Ended                        Three Months Ended
                                                      ---------------------------------------   ------------------------------------
                                                          February 28,         February 29,          February 28,     February 29,
                                                             2005                  2004                 2005             2004
                                                      ------------------   ------------------   ------------------ -----------------

Service cost                                          $        213,000     $        208,000     $              -   $          3,000
Interest cost                                                  274,000              248,000                9,000              9,000
Expected return on assets                                     (272,000)            (231,000)              (7,000)            (7,000)
Amortization of prior service cost                               1,000                1,000                    -                  -
Recognized net actuarial loss (gain)                           101,000              118,000               (1,000)            13,000
                                                      ------------------   ------------------   ------------------   ---------------
Net periodic pension cost                             $        317,000     $        344,000     $          1,000     $       18,000
                                                      ==================   ==================   ==================   ===============

                                                                     Pension                                     SERP
                                                                     -------                                     ----
                                                                 Six Months Ended                          Six Months Ended
                                                      ---------------------------------------   ------------------------------------
                                                          February 28,         February 29,          February 28,     February 29,
                                                             2005                  2004                 2005             2004
                                                      ------------------   ------------------   ------------------ -----------------

Service cost                                          $         426,000    $         416,000    $               -  $          5,000
Interest cost                                                   548,000              495,000               18,000            18,000
Expected return on assets                                      (544,000)            (461,000)             (14,000)          (14,000)
Amortization of prior service cost                                2,000                2,000                    -                 -
Recognized net actuarial loss (gain)                            202,000              236,000               (2,000)           25,000
                                                      ------------------   ------------------   ------------------- ----------------
Net periodic pension cost                             $         634,000    $         688,000    $           2,000   $        34,000
                                                      ==================   ==================   =================== ================

As of February 28, 2005, D&PL had not made any contributions to the Pension Plan. D&PL anticipates making a $1 million contribution to the Pension Plan in fiscal 2005.

As of February 28, 2005, no contributions have been made to the SERP. D&PL presently does not anticipate contributing any amounts to the SERP in fiscal 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW/OUTLOOK

We are currently processing and shipping our seed products to customers in the U.S. market. Cotton plantings have recently commenced in the major U.S. cotton growing states and is likely to continue until late June. As our second quarter results reflect, we believe there was a shift of product shipments into our second quarter from the third quarter this year due to our distributors requesting products earlier than last year. Strong early season shipments in the U.S. coupled with higher selling prices for seed and traits resulted in an increase in our second quarter revenues and operating results. On March 31, 2005, the USDA issued its "Prospective Plantings" report for this crop season, which estimated U.S. cotton plantings of 13.8 million acres. This is only slightly above 2004 cotton plantings of 13.7 million acres. Our 2005 earnings guidance was based on 2005 U.S. cotton acreage being unchanged from 2004 plantings of 13.7 million acres. Due to both the difficulty in accurately forecasting cotton plantings at present and because the recent USDA report reflects only a 1% increase in acreage over 2004, we do not believe it is necessary to update our previously issued earnings guidance. We will continue to monitor U.S. cotton plantings, and as more information becomes available, consider the need to update our earnings guidance. As we have previously stated, our earnings are affected by U.S. cotton plantings, the types of products we sell (product mix), market share and several other factors.

Our International business continues to reflect an increase in both revenues and profitability. We believe sales in most of our international markets will increase this year over 2004 levels. We are currently shipping products to our international markets in the Northern hemisphere and cotton plantings in many of these markets have not yet begun. We have experienced an increase in our sales in Mexico (due to an increase in cotton acres) as well as Greece and Spain (due to lower inventory levels at our distributors). However, sales at our Chinese joint ventures are expected to decline this year due to increased competition from varieties developed locally by our Chinese competitors. In Brazil, our joint venture, MDM Sementes De Algodao Ltda., has increased its sales over 2004 levels due to higher selling prices and an increase in market share. We are optimistic about the Brazilian market due to recent favorable legislation being enacted which will regulate the sale of transgenic crops, including cotton. On March 17, 2005, Brazil's National Technical Commission For Biosafety approved the Bollgard(R) gene for sale in cotton. Shortly thereafter, the Brazilian President signed a law governing biosafety products in Brazil. We expect final regulations will be issued shortly which will determine how varieties are registered. Sales of transgenic varieties can commence once our varieties are registered. Based on current requirements, we believe our transgenic varieties may be available for sale in 2007.

Other Matters
                                                                               1
We are continuing to rapidly develop new product offerings containing Monsanto's second generation traits, Bollgard II(R) and Roundup Ready Flex(R). On March 15, 2005, Monsanto announced it had obtained U.S. regulatory clearance for Roundup Ready Flex cotton. We expect to commercialize limited quantities of our varieties containing this technology in 2006. In addition, we are continuing to develop products containing Syngenta's VipCot technology and expect to have expanded field testing of VipCot products this year. Syngenta is responsible for obtaining U.S. regulatory approval for VipCot and we could have seed production in the U.S. as early as 2006 with commercial launch to occur in 2007 or 2008, depending on when full regulatory approval is obtained. In addition, our joint venture with Verdia, Inc. (a subsidiary of DuPont), DeltaMax Cotton LLC, continues development of novel cotton traits in the areas of glyphosate tolerance and insect resistance.

We continue to seek opportunities to expand our International business into new markets, including India and parts of Africa. Our subsidiary, D&PL India Seed Private Ltd., will expand research and testing of our hybrid products throughout India this year. Results of our testing programs from 2004 have shown many of our products are competitive in India in terms of both yield and fiber quality.
--------
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company. Pursuant to the closing of a merger on April 16, 2003, Pharmacia Corporation merged with and into a wholly-owned subsidiary of Pfizer Inc. Pharmacia survived the merger as a wholly-owned subsidiary of Pfizer Inc.

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

We are continuing to pursue our litigation against Monsanto Company and Pharmacia. On February 22, 2005, we announced that the Mississippi Supreme Court (the "Court") had granted our petitions to appeal two rulings from the trial court. One petition related to our claim for expectation or "benefit of the bargain" damages. The second petition related the production of documents that Monsanto had claimed to be immune from disclosure under the attorney-client privilege and work product doctrine. As a result of these rulings, the Court will hear our appeals related to these matters immediately rather than after the trial occurs. The Court also issued a temporary stay of the trial while these appeals are being resolved. In addition, we filed a motion with the trial court to amend our complaint to add a claim against Monsanto and Pharmacia for fraudulently inducing us to extend the deadline for completing the merger in 1999. At this point, we do not expect the trial to occur in 2005. See Part II,
Item 1 for further discussion.

On May 20, 2004, Monsanto submitted to arbitration before the American Arbitration Association two matters which had been in a formal dispute resolution process before a panel of senior executives since July, 2003. In the arbitration filing, Monsanto is seeking an adjudication of its alleged right to terminate the Bollgard and Roundup Ready(R) Licenses between our companies, monetary damages, as well as other items. We have responded to this arbitration filing and denied Monsanto's claims. In addition, we have asserted counterclaims based on issues that we had submitted to the panel of senior executives. Arbitrators have been selected and the first hearing has been held. See Part II,
Item 1 for more information.

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

The following sets forth selected operating data of D&PL (in thousands):

                                                         For the Three Months Ended                 For the Six Months Ended
                                                    --------------------------------------    --------------------------------------
                                                       February 28,         February 29,         February 28,        February 29,
                                                           2005                 2004                 2005               2004
                                                    ------------------   -----------------    -----------------   ------------------
Operating results-
Net sales and licensing fees                        $         119,859    $          89,172    $         137,313   $         103,017
Gross profit                                                   44,684               32,164               53,717              37,973
Operating expenses                                             14,037               12,739               26,072              24,358
Operating income                                               30,647               19,425               27,645              13,615
Income before income taxes                                     29,658               14,505               22,533               3,852
Net income applicable to common shares                         19,032                9,315               14,587               2,230

The following sets forth selected balance sheet data of D&PL at the following dates (in thousands):

                                                            February 28,        August 31,          February 29,
                                                               2005                2004                2004
                                                        ------------------   -----------------    -----------------
Balance sheet summary-
Current assets                                          $        315,586     $        375,475     $        259,388
Current liabilities                                              150,091              226,225              109,878
Working capital                                                  165,495              149,250              149,510
Property, plant and equipment, net                                62,005               61,988               62,914
Total assets                                                     398,761              457,023              333,602
Outstanding borrowings                                            22,514               22,125                1,829
Stockholders' equity                                             230,989              209,726              212,239

Three months ended February 28, 2005, compared to three months ended February 29, 2004:

For the quarter ended February 28, 2005, we reported net income of $19.2 million, compared to net income of $9.4 million reported in the comparable prior year quarter. This increase was due primarily to higher sales and profits in our domestic segment and lower litigation expenses incurred in our lawsuit against Monsanto/Pharmacia ($1.5 million versus $3.5 million), which are reported in Other Expense. These items were partially offset by higher operating expenses.

Net sales and licensing fees increased approximately $30.7 million to $119.9 million from $89.2 million in the comparable period in the prior year. Gross profit increased approximately $12.5 million to $44.7 million from $32.2 million. The increase in net sales and licensing fees is primarily attributable to the domestic segment, where cottonseed sales increased due to an anticipated shift in shipments into our second quarter from the third quarter. Price increases on seed and traits in the domestic segment also contributed to increased revenue. These increases were slightly offset by lower sales of soybean planting seed. Higher export sales to Greece and Mexico during the current-year quarter were offset by lower sales at our joint ventures in China for the international segment. Sales to Greece were higher due to an anticipated shift of shipments to that country into the second quarter from the third quarter. Shipments to Mexico increased due to an overall increase in acreage planted to cotton there. Gross profit as a percentage of Net Sales and Licensing Fees increased slightly to 37.3% in the current year quarter from 36.1% in the same prior year quarter. This increase was primarily due to price increases for cottonseed in the domestic segment and lower soybean sales, which earn a lower margin than cottonseed sales.

Operating expenses increased approximately $1.3 million to $14.0 million from $12.7 million in the second quarter of 2004. This increase is primarily related to higher research and development and insurance expenses.

We reported net other expense of approximately $1.0 million for the quarter ended February 28, 2005 compared to net other expense of approximately $3.5 million for the same period in the prior year. The decrease is primarily attributable to lower legal fees related to the Monsanto/Pharmacia litigation. In the three months ended February 28, 2005, we incurred $1.5 million, or $0.02 per diluted share, related to the Monsanto/Pharmacia litigation expenses, compared to $3.5 million, or $0.06 per diluted share, in the three months ended February 29, 2004.

Six months ended February 28, 2005, compared to six months ended February 29, 2004:

For the six-month period ended February 28, 2005, we reported net income of $14.8 million, compared to net income of $2.5 million reported in the comparable prior year period. This increase was due primarily to higher revenues and profits in both the domestic and international segments and lower litigation expenses incurred in our lawsuit against Monsanto/Pharmacia ($3.0 million versus $6.4 million), which are reported in Other Expense. These items were partially offset by higher operating expenses.

Net sales and licensing fees increased approximately $34.3 million to $137.3 million from $103.0 million in the comparable period in the prior year. Gross profit increased approximately $15.7 million to $53.7 million from $38.0 million. The increase in net sales and licensing fees is primarily attributable to increased revenue in the domestic segment due to an anticipated shift in shipments into our second quarter from the third quarter. Price increases on seed and traits in the domestic segment also contributed to higher revenue. International revenues also increased due to higher sales in Australia and Brazil, and increased export sales to Greece and Mexico. Sales in Australia were higher due to an increase in cotton acreage and higher market share. Revenues from Brazil were higher due to higher selling prices and increased market share. These increases were offset by a reduction in sales at our two joint ventures in China due to stronger competition from local products. Gross profit as a percentage of Net Sales and Licensing Fees increased to 39.1% in the current year six-month period, compared to 36.9% in the same prior year period. This increase is primarily attributable to higher seed selling prices over 2004, a shift in sales to our higher priced cottonseed products, and a reduction in soybean sales which have a lower margin.

Operating expenses increased approximately $1.7 million to $26.1 million from $24.4 million in the six months ended February 29, 2004. This increase is primarily related to higher research and development and advertising expenses.

We reported net other expense of approximately $2.5 million for the six-month period ended February 28, 2005 compared to net other expense of approximately $6.3 million for the same period in the prior year. The decrease is primarily attributable to lower legal fees related to the Monsanto/Pharmacia litigation. In the six months ended February 28, 2005, we incurred $3.0 million, or $0.05 per diluted share, related to the Monsanto/Pharmacia litigation expenses, compared to $6.4 million, or $0.10 per diluted share, in the six months ended February 28, 2005.

CONTRACTUAL OBLIGATIONS

As of February 28, 2005, we owed approximately $3.4 million for a portion of our raw materials that had been received from the 2004 production season. This amount represents the amount due on seed production delivered that had not yet been paid. It does not include other amounts that may become due from contingencies contained in seed production contracts. The amount owed of $3.4 million is included in Current Liabilities in our Consolidated Balance Sheet at February 28, 2005.

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

Revenue Recognition

Revenues from domestic seed sales are recognized when the seed is shipped. Revenues from technology licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for transgenic cottonseed are based on pre-established planting rates for each of nine geographic regions and, for years prior to 2004, considered the estimated number of seed contained in each bag which varied by variety, location grown, and other factors. Effective in 2004, picker and stripper cottonseed products were sold in bags containing approximately 250,000 seed or bulk boxes containing approximately 8,000,000 seed. Acala and Pima cottonseed products continue to be sold in 50-pound bags.

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

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, we determine that we will not realize deferred tax assets, then valuation allowances are recorded. As of February 28, 2005, we had recorded net deferred tax assets of approximately $16.4 million primarily related to capitalizing the licenses from Syngenta for income tax reporting purposes. We estimate that our deferred tax assets will be realized; therefore, we have not recorded any valuation allowances as of February 28, 2005.

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

In the U.S., we record revenue and accounts receivable for technology licensing fees on transgenic seed sales upon shipment, usually in our second and third fiscal quarters. Receivables from seed sales generally become due in May and June. The licensing fees are due in September, at which time we receive payment. We then pay Monsanto its royalty for the Bollgard and Roundup Ready licensing fees, which is recorded as a component of cost of sales. As a result of the timing of these events, licensing fees receivable and royalties payable peak at our fiscal year end, August 31.

The seasonal nature of our business significantly impacts cash flow and working capital requirements. Historically, we have maintained credit facilities, and used early payments by customers and cash from operations to fund working capital needs. In the past, we have borrowed on a short-term basis to meet seasonal working capital needs. However, since 2002, we have used cash generated from operations and other available cash to meet working capital needs. We continue to evaluate potential uses of our cash for purposes other than for working capital needs. Potential uses of our cash may be the acquisition of, or funding of, alternative technologies (such as, or in addition to, DeltaMax and Syngenta) that could be used to enhance our product portfolio and ultimately our long-term earnings potential and/or an investment in new markets outside the U.S. Another potential use is the repurchase of our shares pursuant to our previously announced share repurchase program. We are currently considering other potential uses of the remaining cash, including increasing the dividend rate or repurchasing shares more aggressively depending on market considerations and other factors. As a part of this analysis, we are evaluating the Company's liquidity needs and its capital structure.

In April 1998, we entered into a syndicated credit facility with three lenders, which provided for aggregate, unsecured borrowings of $110 million. This agreement expired on April 1, 2001. We have had discussions with several potential lenders about a replacement facility.

Capital expenditures were $3.6 million and $2.2 million in the six months ended February 28, 2005 and February 29, 2005, respectively. We anticipate that capital expenditures will approximate $8.0 to $10.0 million in 2005.

For the six months ended February 28, 2005, aggregate dividends of $9.6 million have been paid on common and preferred shares. On April 1, 2005, we announced that our Board of Directors had declared a $0.12 per share dividend for the third quarter. The third quarter dividend will be paid on June 14, 2005 to shareholders of record on May 31, 2005. The Board anticipates that quarterly dividends of $0.12 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Based on a quarterly dividend of $0.12 per share in 2005, aggregate preferred and common stock dividends should approximate $19.2 million in 2005.

The Company purchases its common stock in the open market from time to time depending on market conditions and other factors. The shares repurchased are to be used to provide for option exercises, conversion of our Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. From September 1, 2004 through March 31, 2005, the Company has purchased 672,600 shares of its common stock at an aggregate purchase price of $17.8 million.

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

The fair value of derivative commodity instruments outstanding as of February 28, 2005, was $46,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would result in a $25,000 loss in future earnings (not counting the gain on the underlying commodities).

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, South Africa and Turkey. At February 28, 2005, the result of a uniform 10% change in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

For the quarter ended February 28, 2005, a 10% adverse change in the interest rate that we earned on our cash that we invested would not have resulted in a material change to our net interest income or cash flow.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

D&PL's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of D&PL's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2005. Based on that evaluation, the chief executive officer and chief financial officer have concluded that D&PL's disclosure controls and procedures are effective to ensure that material information relating to D&PL and D&PL's consolidated subsidiaries is made known to such officers by others within these entities in order to allow timely decisions regarding required disclosure.

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

D&PL was named in two lawsuits filed in the Circuit Court of Holmes County, Mississippi. One was filed March 14, 2002, and the second was filed on August 19, 2002. Both cases include numerous plaintiffs who allege that certain cottonseed sold by D&PL was improperly mixed and blended and failed to perform as advertised. On December 14, 2004, an Order was entered in the March 14, 2002 case severing the individual claims of the 57 original plaintiffs into fifty-seven separate actions. Fourteen of the fifty-seven cases will remain in Holmes County, Mississippi. The venue to which the other cases will be transferred has not yet been determined. On January 24, 2005, the Supreme Court of the State of Mississippi granted D&PL's interlocutory appeal of the trial court's denial of D&PL's motion to dismiss the claims of seven plaintiffs for failure to comply with the Mississippi Seed Arbitration Act. The briefing and scheduling order has not yet been entered on the consolidated appeals but it is anticipated that resolution of this matter will take approximately one year. The interlocutory appeal issue is ultimately dispositive of the claims of forty-six plaintiffs in the March 14, 2002 suit and of fifteen plaintiffs' claims in the August 19, 2002 suit. Both cases are in the preliminary discovery stage.
Dispositive motions are pending in the remanded August 19, 2002 case. It is anticipated the state court will rule on those motions precisely as it ruled on identical motions in the March 14, 2002 case. Neither of these lawsuits alleges that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the terms of any of the gene licenses with Monsanto.

In December 2002, D&PL filed a suit in the Circuit Court of Holmes County, Mississippi, against Nationwide Agribusiness and other insurance companies seeking a declaration that the allegations of the Holmes County, Mississippi lawsuit filed March 14, 2002, are covered by D&PL's comprehensive general liability and umbrella liability policies. This case was removed by the defendants to the United States District Court for the Southern District of Mississippi. In this litigation, D&PL seeks a declaration that its insurers are responsible for the cost of defending such actions, and full indemnification of D&PL in the event a judgment is rendered against it based upon the seed mix claim alleged by plaintiffs. D&PL alleges in this litigation that the allegations of plaintiffs' complaint are covered by one or more of D&PL's insurance policies issued by the defendant insurance companies.

In the August 19, 2002 Holmes County lawsuit, D&PL has filed a third party Complaint and seeks a declaration that its insurers are responsible for the cost of defending the action and for full indemnification of D&PL in the event a judgment is entered against it. The third-party defendant removed the case to the United States District Court for the Southern District of Mississippi, Jackson Division, where a motion to remand was granted on September 28, 2004. Accordingly, that case has now been returned to the docket of Holmes County, Mississippi.

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

In July 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), pertaining to matters under the Bollgard and Roundup Ready Licenses for the United States and matters under license agreements for Argentina and the Republic of South Africa. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices were submitted to a panel of senior executives (the "Executive Panel"). Monsanto subsequently withdrew from the Executive Panel the issue involving the license agreements for the Republic of South Africa and submitted to the Executive Panel one additional issue of interpretation of the Bollgard and Roundup Ready Licenses for the United States. Issues arising from operations in Argentina and issues involving technology fees and interest have been settled without material financial impact on the Company and are no longer in dispute. On May 20, 2004, Monsanto submitted to arbitration before the American Arbitration Association two unresolved issues: whether D&M Partners has paid Monsanto all royalties due and whether D&PL has made unauthorized transfers of materials containing Monsanto technology. In this arbitration proceeding, Monsanto seeks an adjudication of its alleged right to terminate the Bollgard and Roundup Ready Licenses, to dissolve D&M Partners, to obtain an accounting and to receive monetary damages and a return or destruction of materials containing Monsanto technologies. D&PL denies the claims asserted by Monsanto in the arbitration filing and has filed appropriate responses and counterclaims to Monsanto's claims based on the issues submitted by D&PL to the Executive Panel. On November 8, 2004, Monsanto submitted one new claim allegedly involving a dispute under the license agreements to the Executive Panel and the Executive Panel has that claim under consideration. D&PL is committed to participating in good faith resolution of the issues in dispute through arbitration or through the Executive Panel, as applicable.

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

In June 2004, D&PL filed an application with the Turkish Ministry of Agriculture to gain intellectual property protection of certain of D&PL's proprietary cotton varieties under Turkey's new law protecting breeders' rights for new plant varieties, which was enacted in January 2004. On November 3, 2004, the Ministry of Agriculture denied protection under Turkish law for all but one of these varieties. In December 2004, D&PL filed a petition with the Ministry of Agriculture requesting reconsideration of its decision denying protection. The Ministry of Agriculture is still considering D&PL's petition. D&PL also filed a petition in January 2005 in the Administrative Court of Ankara requesting a decision granting intellectual property protection of D&PL's varieties. This petition is currently pending before the Administrative Court.

In December 1999, Mycogen Plant Science, Inc. ("Mycogen") filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit seeks an injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. Trial of this matter commenced on March 7, 2005, and concluded on April 6, 2005. The Court will render a decision later. Consistent with its commitments, Monsanto has agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any are awarded. Monsanto is providing separate defense counsel for D&PL. D&PL is assisting Monsanto to the extent reasonably necessary.

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $700,000 at March 31, 2005, exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make seed available for sale in Central America and Mexico.

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

On December 5, 2003, Monsanto filed a motion for partial summary judgment relating to one method that D&PL had used to calculate its damages, and on
October  8,  2004,  the  Court  granted  Monsanto's   motion.   D&PL  sought  an
interlocutory appeal of this ruling to the Mississippi Supreme Court. On February 14, 2005, the Mississippi Supreme Court granted D&PL's petition to hear its appeal. The Mississippi Supreme Court also agreed to hear D&PL's appeal of a discovery ruling relating to documents that Monsanto claimed to be immune from disclosure under the attorney-client privilege and work product doctrine. The original trial judge had ordered Monsanto to produce the documents and the new trial judge has ordered D&PL to return them.

On January 3, 2005, Monsanto filed two additional motions for partial summary judgment. Both motions seek summary judgment on certain aspects of D&PL's damages. On February 17, 2005, D&PL filed a motion with the trial court to amend its complaint to add a claim against Monsanto for fraudulently inducing D&PL to extend the deadline to complete the merger with Monsanto. The Mississippi Supreme Court has stayed the proceedings in the trial court pending the resolution of the two interlocutory appeals.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of D&PL's common stock. The shares repurchased under this program are to be used to provide for option exercises, conversion of D&PL's Series M Convertible Non-Voting Preferred shares and for other general corporate purposes.

There were no shares purchased in the quarter ended February 28, 2005 pursuant to the February 2000 stock repurchase plan or for any other reason. As of February 28, 2005, the approximate dollar value of shares that may yet be purchased under the February 2000 stock repurchase plan is $20.4 million.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Delta and Pine Land Company was held on January 11, 2005. The following matters were brought to a vote with the noted results:

                     Item                              For           Against          Abstain          Non-Voted

1.   Re-election of Class III Director
     Jon E. M. Jacoby                              33,222,146           0            3,276,530             0

2.   Re-election of Class III Director
     F. Murray Robinson                            33,956,915           0            2,541,761             0

3.   Ratify appointment of KPMG LLP as the
     independent public accountants for the
     fiscal year ending August 31, 2005            36,169,554         315,479           13,643             0

4.   Adopt the Delta and Pine Land Company
     2005 Omnibus Stock Plan                       23,599,242       7,111,528          119,001         5,668,905

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

In November 1998, D&M International, LLC and Maeda Administracao e Participacoes Ltda, an affiliate of Agropem - Agro Pecuria Maeda S.A., formed a joint venture in Minas Gerais, Brazil. The joint venture, MDM Sementes De Algodao, Ltda. ("MDM"), produces, conditions and sells our varieties of acid-delinted cotton planting seed. In 2000, we began selling our conventional cotton varieties. MDM will introduce transgenic cottonseed varieties containing both Bollgard and Roundup Ready gene technologies in the Brazilian market as soon as all required government approvals are obtained. Monsanto is responsible for obtaining government approvals for Bollgard and Roundup Ready traits. On March 17, 2005, the Brazilian government announced approval of the Bollgard trait for sale in cotton. Once Bollgard cottonseed varieties are registered, MDM will begin sales of these products, which may not occur until 2007. MDM is 51% owned by D&M International, LLC and 49% owned by Maeda Administracao e Participacoes S/A (formerly Maeda Administracao e Participacoes Ltda).

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

Employees

As of April 1, 2005, we employed a total of 538 full-time employees worldwide. In addition, our foreign joint ventures employ approximately 100 employees. Due to the nature of our business, we utilize seasonal employees in our delinting plants and our research and foundation seed programs. The maximum number of seasonal employees approximates 175 and typically occurs in October and November of each year. We consider our employee relations to be good.

Biotechnology

Insect Resistance for Cotton

Monsanto Company

Collaborative biotechnology licensing agreements, which were executed with Monsanto in March 1992 and subsequently revised in April 1993, October 1993, February 1996, December 1999, January 2000 and March 2003, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in our varieties in the United States. The selected Bt gene is from a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. The resulting transgenic plant tissue is lethal to certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to us for use under the trade name Bollgard. In our primary markets, the cost of insecticides is a major expenditure for many cotton growers. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, the United States Environmental Protection Agency ("EPA") completed its initial registration of the Bollgard gene technology. In 1996, we sold commercially for the first time two Deltapine varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") among D&PL, Monsanto and D&M Partners. This initial EPA registration had been set to expire on January 1, 2001 but was updated to expire January 1, 2002. In September 2001, the EPA renewed the registration for an additional five years, at which time the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration.

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

Syngenta Crop Protection AG

In August 2004, we executed a License Acquisition Agreement with Syngenta Crop Protection AG ("Syngenta") under which D&PL acquired worldwide licenses for the commercialization of Syngenta's VIP3A and Cry1Ab insect resistance genes in cotton (the "VipCot Gene Licenses"). D&PL agreed to pay $46.8 million for these licenses, payable in installments, of which $9.2 million represents contingent payments. These licenses provide for commercialization of insect resistant cotton varieties containing Syngenta insect resistance genes in the United States and in other countries, subject to government approval of the technologies. Syngenta is responsible for obtaining such government approval in the United States and, if instructed by D&PL, in other countries. Syngenta is required to consult with D&PL and to assist and support commercialization of D&PL's products containing Syngenta's insect resistance genes.

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

The VipCot Gene Licenses make D&PL the primary licensee of Syngenta's insect resistance technology. To retain this status, D&PL must meet milestones for development of VipCot cotton varieties, produce seed for commercial sale in the United States and meet and maintain certain sales objectives.

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

Dow AgroSciences

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

Monsanto Company

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

On January 7, 2005, D&PL executed the Roundup Ready Flex Gene License and Seed Services Agreement (the "Roundup Ready Flex Agreement") for Monsanto's advanced herbicide tolerance product. The Roundup Ready Flex Agreement contains essentially the same terms, including compensatory terms, as the existing Roundup Ready Agreement between D&PL and Monsanto. The expiration date of the Roundup Ready Flex Agreement is determined by the last to expire of the patent rights under this Agreement which cover the licensed gene. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), assuming that all of the patents identified by Monsanto in the addendum to the Roundup Ready Flex Agreement cover the licensed gene, the expiration date of the Roundup Ready Flex Agreement will be December 15, 2020, the date the last of the presently issued patents will expire. This date may be extended in the event additional relevant patents issue that have expiration dates later than December 15, 2020.

In November 2004, Monsanto notified D&PL that Monsanto would license contract seed production by D&PL in 2005. On March 15, 2005, Monsanto announced it had obtained U.S. regulatory clearance for Roundup Ready Flex technology. We are preparing to commercialize limited quantities of Roundup Ready Flex cotton varieties in the U.S. beginning in fiscal 2006.

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

     We currently are engaged in a dispute resolution and arbitration process with Monsanto, the principal licensor of our cotton technology. In the arbitration, Monsanto is seeking a determination by the arbitrators of its right to terminate certain agreements between our companies, including the Bollgard and Roundup Ready licenses. In addition, we are currently engaged in litigation with Monsanto (the January 18 Suit) concerning the failed merger of the companies. The result of this litigation (and the process of litigating) may materially affect the results of our business. (See Part II, Item 1.)

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

     Our customers in many markets, including the U.S., benefit from government subsidy programs. The Farm Security and Rural Investment Act of 2002 expires on January 1, 2007(although the bill includes the 2007 cotton planting season), and future U.S. farm subsidy programs are uncertain. Various other countries have challenged, and may continue to challenge, the appropriateness of U.S. farm subsidies through the World Trade Organization ("WTO") or other forums. The outcome of these challenges has not yet been determined, but may negatively impact U.S. farmers. U.S. farm programs and WTO rulings impacting such programs may materially affect the results of our business.

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

Item 6.  Exhibits.

Exhibits.

10.33 Roundup Ready Flex Gene License and Seed Services Agreement dated December 22, 2004
31.01 Section 302 Certification of Chief Executive Officer
31.02 Section 302 Certification of Chief Financial Officer
32.01 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350 by Principal Executive Officer
32.02 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350 by Principal Financial and Accounting Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DELTA AND PINE LAND COMPANY


Date:     April 11, 2005         /s/ W. Thomas Jagodinski
                                 -----------------------------------------------
                                 W. Thomas Jagodinski
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


Date:     April 11, 2005         /s/ R. D. Greene
                                 -----------------------------------------------
                                 R. D. Greene
                                 Vice President - Finance, Treasurer and
                                 Assistant Secretary
                                 (Principal Financial and Accounting Officer)