Form 10-Q
period 2005-05-31
DELTA & PINE LAND CO
filed 2005-07-11
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2005 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____to ______

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

Common Stock, $0.10 Par Value, 36,141,928 shares outstanding as of June 30,
2005.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.

PART I.  FINANCIAL INFORMATION

   Item 1.    Consolidated Financial Statements

    Consolidated Balance Sheets - May 31, 2005,
              August 31, 2004, and May 31, 2004                                                                     3

    Consolidated Statements of Operations - Three Months
              Ended May 31, 2005 and May 31, 2004                                                                   4

    Consolidated Statements of Operations - Nine Months
              Ended May 31, 2005 and May 31, 2004                                                                   5

    Consolidated Statements of Cash Flows - Nine Months
              Ended May 31, 2005 and May 31, 2004                                                                   6

    Notes to Consolidated Financial Statements                                                                      7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                                  16

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                           21

   Item 4.    Controls and Procedures                                                                              22

PART II.  OTHER INFORMATION
   Item 1.    Legal Proceedings                                                                                    22
   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                          25
   Item 3.    Defaults Upon Senior Securities                                                                      26
   Item 4.    Submission of Matters to a Vote of Security Holders                                                  26
   Item 5.    Other Information                                                                                    26
   Item 6.    Exhibits                                                                                             34
              Signatures                                                                                           35


PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                              May 31,            August 31,            May 31,
                                                                               2005                 2004                 2004
                                                                         ------------------   -----------------    -----------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $        111,287     $        149,587     $        148,651
Receivables, net                                                                  258,087              184,759              229,759
Inventories                                                                        29,099               30,151               26,780
Prepaid expenses                                                                    1,024                1,923                  807
Deferred income taxes                                                               5,230                9,055               10,755
                                                                         ------------------   -----------------    -----------------
    Total current assets                                                          404,727              375,475              416,752
PROPERTY, PLANT AND EQUIPMENT, NET                                                 61,255               61,988               61,205
EXCESS OF COST OVER NET ASSETS OF
      BUSINESSES ACQUIRED                                                           4,183                4,183                4,183
INTANGIBLES, NET                                                                    5,797                5,471                5,350
OTHER ASSETS                                                                        1,492                1,594                1,660
DEFERRED INCOME TAXES                                                               7,603                8,312                    -
                                                                         ------------------   -----------------    -----------------
TOTAL ASSETS                                                             $        485,057     $        457,023     $        489,150
                                                                         ==================   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
Current maturities of long-term debt                                     $         11,491     $          5,639     $              -
Accounts payable                                                                   11,820               23,784                8,885
Accrued expenses                                                                  242,960              187,890              209,432
Income taxes payable                                                               19,995                8,912               20,789
                                                                         ------------------   -----------------    -----------------
     Total current liabilities                                                    286,266              226,225              239,106
                                                                         ------------------   -----------------    -----------------
LONG-TERM DEBT                                                                     11,217               16,486                    -
                                                                         ------------------   -----------------    -----------------
DEFERRED INCOME TAXES                                                                   -                    -                4,183
                                                                         ------------------   -----------------    -----------------
MINORITY INTEREST IN SUBSIDIARIES                                                   5,219                4,586                4,662
                                                                         ------------------   -----------------    -----------------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share; 2,000,000 shares authorized
 Series A Junior Participating Preferred, par value $0.10 per share;
          456,989 shares authorized; no shares issued or outstanding;                   -                    -                    -
 Series M Convertible Non-Voting Preferred, par value $0.l0 per share;
          1,066,667 shares authorized, issued and outstanding                         107                  107                  107
Common stock, par value $0.10 per share; 100,000,000 shares authorized;
          40,857,834, 40,162,820 and 40,001,984 shares issued;
          36,138,728, 38,495,354 and 38,441,718 shares outstanding                  4,086                4,016                4,000
Capital in excess of par value                                                     79,941               64,250               61,700
Retained earnings                                                                 213,891              176,808              210,129
Accumulated other comprehensive loss                                               (1,390)              (3,736)              (5,314)
Treasury stock, at cost; 4,719,106, 1,667,466 and 1,560,266 shares               (114,280)             (31,719)             (29,423)
                                                                         ------------------   -----------------    -----------------
TOTAL STOCKHOLDERS' EQUITY                                                        182,355              209,726              241,199
                                                                         ------------------   -----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $        485,057     $        457,023     $        489,150
                                                                         ==================   =================    =================

   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                      May 31,              May 31,
                                                                                        2005                2004
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $        203,320    $        185,649
COST OF SALES                                                                              129,747             121,094
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                                73,573              64,555
                                                                                  -----------------   ------------------
OPERATING EXPENSES:
   Research and development                                                                  5,781               4,465
   Selling                                                                                   3,706               3,230
   General and administrative                                                                6,143               3,767
                                                                                  -----------------   ------------------
  Total operating expenses                                                                  15,630              11,462
                                                                                  -----------------   ------------------

OPERATING INCOME                                                                            57,943              53,093

INTEREST INCOME, NET                                                                           336                 262
OTHER EXPENSE, NET                                                                            (851)             (3,650)
EQUITY IN NET LOSS OF AFFILIATE                                                               (781)             (1,033)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                                      394                  25
                                                                                  -----------------   ------------------

INCOME BEFORE INCOME TAXES                                                                  57,041              48,697
INCOME TAX EXPENSE                                                                          20,757              17,268
                                                                                  -----------------   ------------------

NET INCOME                                                                                  36,284              31,429

DIVIDENDS ON PREFERRED STOCK                                                                  (128)               (128)
                                                                                  -----------------   ------------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $         36,156    $         31,301
                                                                                  =================   ==================

BASIC EARNINGS PER SHARE                                                          $           0.94    $           0.82
                                                                                  =================   ==================

NUMBER OF SHARES USED IN BASIC EARNINGS
    PER SHARE CALCULATIONS                                                                  38,416              38,311
                                                                                  =================   ==================

DILUTED EARNINGS PER SHARE                                                        $           0.91    $           0.79
                                                                                  =================   ==================

NUMBER OF SHARES USED IN DILUTED EARNINGS
    PER SHARE CALCULATIONS                                                                  39,839              39,799
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.12     $          0.12
                                                                                  =================   ==================



   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                      May 31,              May 31,
                                                                                        2005                2004
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $        340,633    $        288,129
COST OF SALES                                                                              213,343             185,601
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                               127,290             102,528
                                                                                  -----------------   ------------------
OPERATING EXPENSES:
   Research and development                                                                 15,857              13,598
   Selling                                                                                  10,258               9,181
   General and administrative                                                               15,587              13,041
                                                                                  -----------------   ------------------
  Total operating expenses                                                                  41,702              35,820
                                                                                  -----------------   ------------------
OPERATING INCOME                                                                            85,588              66,708

INTEREST INCOME, NET                                                                         1,435                 961
OTHER EXPENSE                                                                               (3,331)             (9,973)
EQUITY IN NET LOSS OF AFFILIATE                                                             (2,167)             (2,767)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                               (1,951)             (2,380)
                                                                                  -----------------   ------------------

INCOME BEFORE INCOME TAXES                                                                  79,574              52,549
INCOME TAX EXPENSE                                                                          28,447              18,655
                                                                                  -----------------   ------------------

NET INCOME                                                                                  51,127              33,894

DIVIDENDS ON PREFERRED STOCK                                                                  (384)               (363)
                                                                                  -----------------   ------------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $         50,743    $         33,531
                                                                                  =================   ==================

BASIC EARNINGS PER SHARE                                                          $           1.32    $           0.88
                                                                                  =================   ==================

NUMBER OF SHARES USED IN BASIC EARNINGS
    PER SHARE CALCULATIONS                                                                  38,573              38,183
                                                                                  =================   ==================

DILUTED EARNINGS PER SHARE                                                        $           1.28    $           0.85
                                                                                  =================   ==================

NUMBER OF SHARES USED IN DILUTED EARNINGS
    PER SHARE CALCULATIONS                                                                  39,928              39,685
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.36    $           0.34
                                                                                  =================   ==================

   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                             May 31,              May 31,
                                                                               2005                 2004
                                                                         -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $         51,127     $         33,894
   Adjustments to reconcile net income to net cash provided
      by operating activities:
       Depreciation and amortization                                                6,461                6,228
       (Gain) loss on sale of assets                                                 (309)                 220
       Equity in net loss of affiliate                                              2,167                2,767
       Foreign exchange (gain)loss                                                    (95)                 125
       Accretion of debt discount                                                     583                    -
       Minority interest in earnings of subsidiaries                                1,951                2,380
       Compensation expense of restricted stock                                        67                    -
       Change in deferred income taxes                                              4,574               (1,168)
       Changes in assets and liabilities:
              Receivables                                                         (72,774)             (62,786)
              Inventories                                                           1,595                5,612
              Prepaid expenses                                                        897                1,294
              Intangibles and other assets                                           (382)                  41
              Accounts payable                                                    (12,351)              (9,195)
              Accrued expenses                                                     54,853               33,063
              Income taxes payable                                                 13,494               13,652
                                                                         -----------------    -----------------
              Net cash provided by operating activities                            51,858               26,127
                                                                         -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (5,129)              (3,101)
  Sale of investments and property                                                    433                   64
  Investment in affiliate                                                          (2,230)              (1,880)
                                                                         -----------------    -----------------
              Net cash used in investing activities                                (6,926)              (4,917)
                                                                         -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                                                           -                 (277)
  Payments of long-term debt                                                            -               (1,607)
  Dividends paid                                                                  (14,044)             (13,375)
  Proceeds from short-term debt                                                         -                  245
  Minority interest in dividends paid by subsidiary                                (1,318)              (1,336)
  Payments to acquire treasury stock                                              (82,561)              (3,452)
  Proceeds from exercise of stock options                                          13,176                4,097
                                                                         -----------------    -----------------
              Net cash used in financing activities                               (84,747)             (15,705)
                                                                         -----------------    -----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                          1,515                 (139)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (38,300)               5,366
CASH AND CASH EQUIVALENTS, August 31, 2004 and 2003                               149,587              143,285
                                                                         -----------------    -----------------
CASH AND CASH EQUIVALENTS, May 31, 2005 and 2004                         $        111,287     $        148,651
                                                                         =================    =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the nine months for:
      Interest                                                           $              -     $             10
      Income taxes                                                       $          9,261     $          5,590

   Noncash financing activities:
      Tax benefit of stock option exercises                              $          2,518     $          2,799

   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. The business of Delta and Pine Land Company and its subsidiaries ("D&PL"; or the "Company") is seasonal in nature; thus, the results of operations for the three and nine month periods ended May 31, 2005 and 2004, or for any quarterly period, are not necessarily indicative of the results to be expected for the full year. D&PL's investment in 50%-owned affiliate DeltaMax Cotton, LLC ("DeltaMax") is accounted for using the equity method. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2004.

Reclassifications

In the consolidated statements of operations for the three and nine months ended May 31, 2004, certain shipping expenses historically classified as a reduction to Net Sales and Licensing Fees have been reclassified as Cost of Sales to conform with the current year presentation. These expenses relate primarily to costs incurred to ship finished goods to customers. The amount of expenses reclassified for the three months ended May 31, 2004 was $2,099,000. The amount of expenses reclassified for the nine months ended May 31, 2004 was $2,995,000.

In addition, certain other prior year amounts have been reclassified to conform with the current year presentation.

2. COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended May 31, 2005 and 2004, was (in thousands):

                                                            Three Months Ended                      Nine Months Ended
                                                   -------------------------------------  -----------------  -------------------
                                                       May 31,             May 31,            May 31,             May 31,
                                                         2005               2004                2005                2004
                                                   -----------------  ------------------  -----------------  -------------------
       Net income                                  $         36,284   $         31,429    $         51,127   $          33,894
       Other comprehensive income (loss):
            Foreign currency translation gains
              (losses)                                          230               (616)              2,087                 203
            Net realized and unrealized gains
              (losses) on hedging instruments                   269                283                 259                 (75)
                                                   -----------------  ------------------  -----------------  -------------------

       Other comprehensive income (loss)                        499               (333)              2,346                 128
                                                   -----------------  ------------------  -----------------  -------------------
       Total comprehensive income                  $         36,783   $         31,096    $         53,473   $          34,022
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

D&PL's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Profit and loss information is reported by segment to the chief operating decision maker and D&PL's Board of Directors. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in D&PL's Form 10-K filed for the fiscal year ended August 31, 2004.

Information about D&PL's segments for the three and nine month periods ended May 31, 2005 and 2004, is as follows (in thousands):

                                                           Three Months Ended                    Nine Months Ended
                                                   ------------------------------------  ----------------  -----------------
                                                       May 31,            May 31,            May 31,           May 31,
                                                         2005               2004              2005               2004
                                                   -----------------  -----------------  ----------------  -----------------

       Net sales and licensing fees (by segment)
              Domestic                             $        194,042   $        175,962   $        302,702  $        254,581
              International                                   9,278              9,687             37,931            33,548
                                                   -----------------  -----------------  ----------------  -----------------
                                                   $        203,320   $        185,649   $        340,633  $        288,129
                                                   =================  =================  ================  =================

       Net sales and licensing fees
              Cottonseed                           $        188,386   $        168,859   $        319,493  $        259,703
              Soybean seed                                   14,390             16,196             19,216            25,675
              Other                                             544                594              1,924             2,751
                                                   -----------------  -----------------  ----------------  -----------------
                                                   $        203,320   $        185,649   $        340,633  $        288,129
                                                   =================  =================  ================  =================

       Operating income
              Domestic                             $         55,770   $         51,622   $         75,225  $         60,100
              International                                   2,173              1,471             10,363             6,608
                                                   -----------------  -----------------  ----------------  -----------------
                                                   $         57,943   $         53,093   $         85,588  $         66,708
                                                   =================  =================  ================  =================

4. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3". Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on D&PL's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS 153). This statement's amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on D&PL's consolidated financial statements.

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

SFAS No. 123(R), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This statement will apply to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. SFAS No. 123(R) will be effective for D&PL in the first quarter of fiscal year 2006. The Company has not yet made any decisions about how it will adopt SFAS 123(R). However, the pro forma net income effect of using the fair value method for the three and nine months ended May 31, 2005 and 2004, is presented in Note 5 below. The pro forma compensation costs presented in Note 5 below and in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts that should be expected in future years. D&PL has not made any decisions about which option-pricing model is most appropriate for future awards. The Company has not determined the impact, if any, that this statement will have on D&PL's consolidated financial position or results of operations.

5. STOCK-BASED COMPENSATION PLANS

As permitted by both SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123," D&PL applies APB Opinion 25 in accounting for its employee stock option plans. Therefore, no compensation expense for stock options is deducted in determining net income, as all options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the grant date. For further information about D&PL's employee stock option plans, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the fiscal year ended August 31, 2004.

The following table illustrates the effect on net income and net income per share if D&PL had recorded compensation expense in accordance with the fair value provisions of SFAS No. 123.

                                                                Three Months Ended                        Nine Months Ended
                                                      ---------------------------------------   ------------------------------------
                                                           May 31,              May 31,              May 31,              May 31,
                                                            2005                 2004                 2005                 2004
                                                      ------------------   ------------------   ------------------   ---------------
Net income:
  As reported                                         $         36,284     $         31,429     $          51,127    $       33,894
  Add:  Total stock-based compensation expense
        included in reported net income, net of
        related tax effects                                         43                    -                    43                 -

  Less: Total stock-based compensation expense
        determined under the fair value based
        method for all awards, net of related tax
        effects                                                  (1,357)                (788)              (2,788)           (2,388)
                                                      ------------------   ------------------   ------------------   ---------------
  Pro forma                                           $          34,970    $          30,641    $          48,382     $      31,506
                                                      ==================   ==================   ==================   ===============

Basic earnings per share:
  As reported                                         $            0.94    $            0.82    $            1.32    $         0.88
                                                      ==================   ==================   ==================   ===============
  Pro forma                                           $            0.91    $            0.80    $            1.24    $         0.82
                                                      ==================   ==================   ==================   ===============

Diluted earnings per share:
  As reported                                         $            0.91    $            0.79    $            1.28    $         0.85
                                                      ==================   ==================   ==================   ===============
  Pro forma                                           $            0.88    $            0.77    $            1.22    $         0.80
                                                      ==================   ==================   ==================   ===============

On May 18, 2005, the Company issued approximately 145,000 shares of Restricted Stock to its employees under the provisions of the Delta and Pine Land Company 2005 Omnibus Stock Plan ("2005 Stock Plan"). Pursuant to the 2005 Stock Plan, Restricted Stock is a Stock Award under which the shares are subject to forfeiture should the participant not be employed by the Company on the date or dates specified in the Stock Award or should the performance goals, if any, specified in the Stock Award not be met. The Stock Award for this particular issuance did not contain any performance goals. Ownership of these instruments vest to the holders over a three-year period, as follows: 40% on May 19, 2006; 30% on May 18, 2007; and 30% on May 18, 2008.

The Company also issued 24,000 Restricted Stock Units (RSU's) to its non-employee directors under the provisions of the 2005 Stock Plan. Pursuant to the 2005 Stock Plan, RSU means a Stock Award subject to a period or periods of time after which the participant will receive shares if the conditions contained in such award have been met. This particular issuance of RSU's contained no conditions other than the passage of time. The RSU's issued vest on the same schedule as the Restricted Stock discussed above.

Deferred compensation expense of approximately $4.4 million related to the Restricted Stock and RSU's will be recognized over the three-year vesting period based on the percentage of the units vesting in each respective year. The deferred compensation expense was calculated based on the market price of the Company's common stock on the date of grant, which was $26.31. For the three and nine-month periods ended May 31, 2005, the Company recognized approximately $67,000 of compensation expense related to these instruments.

6.  INVENTORIES

Inventories consisted of the following as of (in thousands):

                                                             May 31,             August 31,             May 31,
                                                              2005                 2004                  2004
                                                        ------------------   -----------------    -----------------

Finished goods                                          $         21,367     $         24,867     $         25,355
Raw materials                                                     15,955               14,333               17,113
Growing crops                                                        749                1,432                  585
Supplies                                                           1,124                1,040                  805
                                                        ------------------   -----------------    -----------------
                                                                  39,195               41,672               43,858
Less reserves                                                    (10,096)             (11,521)             (17,078)
                                                        ------------------   -----------------    -----------------
                                                        $         29,099     $         30,151     $         26,780
                                                        ==================   =================    =================

Finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. Elements of cost in inventories include raw materials, direct production costs, manufacturing overhead and immaterial general and administrative expenses. Inventory reserves relate to estimated excess and obsolete inventory. The provision recorded for excess and obsolete inventory for the three-month periods ended May 31, 2005 and 2004 were approximately $5,839,000 and $9,534,000, respectively. The provision recorded for excess and obsolete inventory for the nine-month periods ended May 31, 2005 and 2004 were approximately $9,762,000 and $12,522,000, respectively. See Note 10 for a description of hedging activities.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of (in thousands):

                                                             May 31,            August 31,              May 31,
                                                              2005                 2004                  2004
                                                        ------------------   -----------------    -----------------

Land and improvements                                   $          6,266     $          5,981     $          5,363
Buildings and improvements                                        43,607               42,228               42,223
Machinery and equipment                                           63,258               59,125               57,127
Germplasm                                                          7,500                7,500                7,500
Breeder and foundation seed                                        2,000                2,000                2,000
Construction in progress                                           1,764                2,538                2,989
                                                        ------------------   -----------------    -----------------
                                                                 124,395              119,372              117,202
Less accumulated depreciation                                    (63,140)             (57,384)             (55,997)
                                                        ------------------   -----------------    -----------------
                                                        $         61,255     $         61,988     $         61,205
                                                        ==================   =================    =================

Depreciation expense during the three-month periods ended May 31, 2005 and 2004 was approximately $2,096,000 and $2,096,000, respectively. Depreciation expense during the nine-month periods ended May 31, 2005 and 2004 was approximately $6,161,000 and $5,958,000, respectively.

8. INTANGIBLES AND EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED

The components of identifiable intangible assets are as follows as of (in thousands):

                                  May 31, 2005                         August 31, 2004                          May 31, 2004
                         -------------------------------      -----------------------------------      -----------------------------
                            Gross                                Gross                                    Gross
                           Carrying       Accumulated           Carrying          Accumulated            Carrying      Accumulated
                            Amount        Amortization           Amount           Amortization            Amount       Amortization
                         -------------- ----------------      ---------------  ------------------      ------------- ---------------
Trademarks               $       3,182  $          (938)      $        3,182   $            (879)      $      3,182  $         (859)
Commercialization
agreements                         400             (114)                 400                 (93)               400             (86)
Licenses                         1,350             (165)               1,100                 (83)             1,100             (55)
Patents                          1,104             (108)                 772                 (97)               592             (94)
Other                            2,110           (1,024)               1,986                (817)             1,930            (760)
                         -------------- ----------------      ---------------  ------------------      -------------- --------------
                         $       8,146  $        (2,349)      $        7,440   $          (1,969)      $      7,204   $      (1,854)
                         ============== ================      ===============  ==================      ============== ==============

Amortization expense for identifiable intangible assets during the three-month periods ended May 31, 2005 and 2004 was approximately $100,000 and $90,000, respectively. Amortization expense for identifiable intangible assets during the nine-month periods ended May 31, 2005 and 2004 was approximately $300,000 and $270,000, respectively. Identifiable intangible asset amortization expense is estimated to be $110,000 for the remainder of 2005 and $400,000 in each of the fiscal years from 2006 through 2010.

D&PL's policy is to test "EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED" ("goodwill") for impairment during the fourth quarter of each fiscal year. During the fourth quarter of fiscal 2004, goodwill attributable to the domestic segment was tested for impairment by comparing its implied fair value to its carrying value. Based on management's impairment test, management determined that none of the goodwill recorded was impaired.

9. INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax, a limited liability company jointly owned with Verdia, Inc. Verdia was acquired by DuPont on July 2, 2004. Established in May 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cottonseed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the three-month periods ended May 31, 2005 and 2004, D&PL's equity in the net loss of DeltaMax was approximately $781,000 and $1,033,000, respectively. For the nine-month periods ended May 31, 2005 and 2004, D&PL's equity in the net loss of DeltaMax was approximately $2,167,000 and $2,767,000, respectively.

10. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated other comprehensive loss includes the following related to the Company's soybean hedging program for the nine-month periods ended May 31, 2005 and 2004 (in thousands):

                                                                                      2005                   2004
                                                                               -------------------    -------------------

       Deferred net (loss) gain, as of August 31                               $           (134)      $            262
                                                                               -------------------    -------------------
             Net (losses) gains on hedging instruments arising during the
                nine month periods                                                         (177)                    80
             Reclassification adjustment of losses (gains) on hedging
                instruments to earnings                                                     436                   (155)
                                                                               -------------------    -------------------
       Net change in accumulated other comprehensive loss                                   259                    (75)
                                                                               -------------------    -------------------
       Deferred net gain on derivative instruments included in accumulated
             other comprehensive loss at May 31                                $            125       $            187
                                                                               ===================    ===================

The deferred net gain of $125,000 included in accumulated other comprehensive loss at May 31, 2005 consists of unrealized gains of $261,000 and unrealized losses of $136,000. The deferred net gain of $125,000 will be recognized in earnings within the next twelve to eighteen months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions.

For the nine-month periods ended May 31, 2005 and 2004, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges related to soybeans.

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

Other Legal Matters

On December 9, 2003, Bayer BioScience N.V. and Bayer CropScience GmbH (collectively "Bayer") filed a suit in the Federal Court of Australia alleging that the importing, exporting, selling and other alleged uses by Deltapine Australia Pty Ltd., D&PL's wholly-owned Australian subsidiary ("Deltapine Australia"), of Bollgard II(R) cottonseed infringes Bayer's Australian patent that claims an alleged invention entitled "Prevention of Bt Resistance Development." The suit seeks an injunction, damages and other relief against Deltapine Australia. Deltapine Australia disputes the validity, infringement and enforceability of Bayer's patent. On April 16, 2004, Deltapine Australia responded to the suit, denying infringement and asserting affirmative defenses and cross claims. The suit is in pretrial proceedings. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.
--------------------------
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company. Pursuant to the closing of a merger on April 16, 2003, Pharmacia Corporation merged with and into a wholly-owned subsidiary of Pfizer Inc. Pharmacia survived the merger as a wholly-owned subsidiary of Pfizer Inc.

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

In July 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), pertaining to matters under the Bollgard and Roundup Ready Licenses for the United States and matters under license agreements for Argentina and the Republic of South Africa. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices were submitted to a panel of senior executives (the "Executive Panel"). Monsanto subsequently withdrew from the Executive Panel the issue involving the license agreements for the Republic of South Africa and submitted to the Executive Panel one additional issue of interpretation of the Bollgard and Roundup Ready Licenses for the United States. Issues arising from operations in Argentina and issues involving technology fees and interest have been settled and are no longer in dispute. On May 20, 2004, Monsanto submitted to arbitration before the American Arbitration Association two unresolved issues: whether D&M Partners has paid Monsanto all royalties due and whether D&PL has made unauthorized transfers of materials containing Monsanto technology. In this arbitration proceeding, Monsanto seeks an adjudication of its alleged right to terminate the Bollgard and Roundup Ready Licenses, to dissolve D&M Partners, to obtain an accounting and to receive monetary damages and a return or destruction of materials containing Monsanto technologies. D&PL denies the claims asserted by Monsanto in the arbitration filing and has filed appropriate responses to Monsanto's claims and filed four counterclaims based on the issues submitted by D&PL to the Executive Panel. The parties are currently conducting discovery. The Arbitration Panel has set an August 2006 final hearing date. On November 8, 2004, Monsanto submitted one new claim allegedly involving a dispute under the license agreements to the Executive Panel. This issue has been resolved by the Executive Panel. On March 31, 2005, D&PL submitted an issue involving an international license under the 1996 Option Agreement between Monsanto and D&PL for resolution by the Executive Panel. The Executive Panel has that claim under consideration. D&PL is committed to participating in good faith resolution of the issues in dispute through arbitration, or through the Executive Panel, as applicable. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.

In December 1999, Mycogen Plant Science, Inc. ("Mycogen") filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit seeks injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. Trial of this matter commenced on March 7, 2005, and concluded on April 6, 2005. D&PL is awaiting a decision from The Court. Consistent with its commitments, Monsanto has agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any are awarded. Monsanto is providing separate defense counsel for D&PL. D&PL is assisting Monsanto to the extent reasonably necessary. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.

A corporation owned by the son of D&PL's former Guatemalan distributor sued D&PL in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $697,000 at June 30, 2005 exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make available seed for sale in Central America and Mexico. D&PL believes that the resolution of this matter will not have a material impact on the consolidated financial statements.

D&PL vs. Monsanto Company and Pharmacia Corporation

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

On September 12, 2003, Monsanto amended its answer to include four counterclaims against D&PL. Monsanto is seeking unspecified damages for its counterclaims, including the $81 million paid by Monsanto to D&PL as a termination fee and related expenses. D&PL answered the counterclaims, denying all liability, and D&PL intends to vigorously defend itself against these counterclaims. On December 21, 2004, Monsanto filed a motion to amend its answer to withdraw two of its four counterclaims. On February 17, 2005, D&PL filed a motion with the trial court to amend its complaint to add a claim against Monsanto for fraudulently inducing D&PL to extend the deadline to complete the merger with Monsanto. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.

12. STOCKHOLDERS' EQUITY

Repurchase of Shares Pursuant to a Dutch Tender Offer

On May 24, 2005, D&PL completed the purchase of 2,374,940 shares of its common stock pursuant to a modified "Dutch auction" tender offer that was announced on April 20, 2005. The shares were purchased for $27.00 per share for an aggregate purchase price of $64,123,380. These shares have been recorded as treasury stock on the Company's consolidated balance sheet. The Company also incurred associated expenses of approximately $509,000 in connection with the acquisition of these shares (primarily related to legal and advisory services) that have been recorded as a component of treasury stock.

Earnings Per Share

Dilutive common share equivalents consist of D&PL's Series M Convertible Non-Voting Preferred shares, the outstanding options to purchase D&PL's common stock that have been issued under the 1993 Stock Option Plan, the 1995 Long-Term Incentive Plan and the 2005 Omnibus Stock Plan and the outstanding restricted stock and restricted stock units which have been issued under the 2005 Omnibus Stock Plan. Approximately 542,000 and 551,000 outstanding common stock options were not included in the computation of diluted earnings per share for the three months ended May 31, 2005 and 2004, respectively, and approximately 204,000 and 551,000 outstanding common stock options were not included in the computation of diluted earnings per share for the nine months ended May 31, 2005 and 2004, respectively, because the exercise price exceeded the average market price of D&PL's common stock for each respective reporting date. For the three and nine month periods ended May 31, 2005, the restricted stock and restricted stock units were not included in the computation of diluted earnings per share as they were antidilutive in the periods presented. The number of dilutive common share equivalents issued in the current year to include or exclude in the computation of diluted earnings per share is calculated based on the length of time they have been outstanding. The excluded options expire at various dates from 2007 to 2015.

The table below reconciles the basic and diluted per share computations:

                                                       For the Three Months Ended            For the Nine Months Ended
                                                      -------------------------------    ---------------------------------
(in thousands, except per share amounts)                 May 31,           May 31,            May 31,           May 31,
                                                          2005              2004               2005              2004
                                                      -------------     -------------    ---------------    --------------
Income:
Net income                                            $     36,284      $     31,429     $       51,127     $      33,894
Less:  Preferred stock dividends                              (128)             (128)              (384)             (363)
                                                      -------------     -------------    ---------------    --------------
Net income for basic EPS                                    36,156            31,301             50,743            33,531
Effect of Dilutive Securities:
Convertible Preferred Stock Dividends                          128               128                384               363
                                                      -------------     -------------    ---------------    --------------
Net income available to common
  stockholders plus assumed conversions - for
  diluted EPS                                         $     36,284      $     31,429     $       51,127     $      33,894
                                                      =============     =============    ===============    ==============
Shares:
Basic EPS Shares                                            38,416            38,311             38,573            38,183
Effect of Dilutive Securities:
  Options to purchase common stock                             356               421                288               435
  Convertible preferred stock                                1,067             1,067              1,067             1,067
                                                      -------------     -------------    ---------------    --------------
Diluted EPS Shares                                          39,839            39,799             39,928            39,685
                                                      =============     =============    ===============    ==============
Per Share Amounts:
Basic                                                 $       0.94      $       0.82     $         1.32     $        0.88
                                                      =============     =============    ===============    ==============
Diluted                                               $       0.91      $       0.79     $         1.28     $        0.85
                                                      =============     =============    ===============    ==============

13. EMPLOYEE BENEFIT PLANS

Substantially all full-time employees are covered by a noncontributory defined benefit plan (the "Plan"). Benefits are paid to employees, or their beneficiaries, upon retirement, death or disability based on their final average compensation over the highest consecutive five years. D&PL's funding policy is to make contributions to the Plan that are at least equal to the minimum amounts required to be funded in accordance with the provisions of ERISA. Effective January 1992, D&PL adopted a Supplemental Executive Retirement Plan (the "SERP"), which will pay supplemental pension benefits to certain employees whose benefits from the Plan were decreased as a result of certain changes made to the Plan. The benefits from the SERP will be paid in addition to any benefits the participants may receive under the Plan and will be paid from Company assets, not Plan assets. For further information about D&PL's employee benefit plans, reference should be made to Note 10 to the consolidated financial statements contained in D&PL's Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

The components of net periodic pension expense for D&PL's Plan and SERP follow as of:

                                                                     Pension                                     SERP
                                                                Three Months Ended                        Three Months Ended
                                                      ---------------------------------------   ------------------------------------
                                                           May 31,              May 31,              May 31,              May 31,
                                                            2005                 2004                 2005                 2004
                                                      ------------------   ------------------   ------------------   ---------------

Service cost                                          $        213,000     $        208,000     $              -     $        2,000
Interest cost                                                  274,000              247,000                9,000              9,000
Expected return on assets                                     (272,000)            (230,000)              (6,000)            (7,000)
Amortization of prior service cost                               1,000                1,000                    -                  -
Recognized net actuarial loss (gain)                           101,000              118,000               (1,000)            12,000
                                                      ------------------   ------------------   ------------------   ---------------
Net periodic pension expense                          $        317,000     $        344,000     $          2,000     $       16,000
                                                      ==================   ==================   ==================   ===============

                                                                     Pension                                     SERP
                                                                Nine Months Ended                         Nine Months Ended
                                                      ---------------------------------------   ------------------------------------
                                                           May 31,              May 31,              May 31,              May 31,
                                                            2005                 2004                 2005                 2004
                                                      ------------------   ------------------   ------------------- ----------------

Service cost                                          $        639,000     $        624,000     $             -      $        7,000
Interest cost                                                  822,000              742,000               27,000             27,000
Expected return on assets                                     (816,000)            (691,000)             (20,000)           (21,000)
Amortization of prior service cost                               3,000                3,000                    -                  -
Recognized net actuarial loss (gain)                           303,000              354,000               (3,000)            37,000
                                                      ------------------   ------------------   ------------------- ----------------
Net periodic pension expense                          $        951,000     $      1,032,000     $          4,000     $       50,000
                                                      ==================   ==================   =================== ================

The amount of the minimum pension liability that is recorded as a component of Accrued Expenses at May 31, 2005 was $3,809,000. As of May 31, 2005, D&PL had not made any contributions to the Plan. In June 2005, D&PL made a $1.5 million contribution to the Plan and does not anticipate contributing any additional amounts to the Plan in fiscal 2005.

As of May 31, 2005, no contributions have been made to the SERP. D&PL presently does not anticipate contributing any amounts to the SERP in fiscal 2005.

14. CREDIT FACILITY

On April 15, 2005, Delta and Pine Land Company and certain of its subsidiaries entered into an unsecured $75 million credit agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank"). The Credit Agreement provides for unsecured revolving loans up to a maximum aggregate amount outstanding of $75 million, plus Letters of Credit which were outstanding prior to the execution of the Credit Agreement in the amount of approximately $2 million. Of the total commitment, $50 million represents a seasonal commitment available from October to July of each year. The Credit Agreement expires on July 31, 2006, at which time all outstanding amounts under the Credit Agreement will be due and payable, subject to the Company's right to request a one-year extension and the Bank's acceptance of that request.

In general, borrowings under the Credit Agreement will bear interest at a rate calculated according to a Eurodollar rate, plus .55%. The Eurodollar rate is generally the 30-day, 60-day or 90-day LIBOR rate. The Company will also be required to pay an annual fee of 0.125% of the daily-unused portion of the Credit Agreement. The primary financial covenant requires the Company's funded indebtedness under the Credit Agreement to not exceed 50% of certain current and long-term assets, defined in the Credit Agreement and determined as of the last day of each fiscal quarter.

As of May 31, 2005, there were no loans outstanding under the Credit Agreement, other than the existing Letters of Credit discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW/OUTLOOK

In the third quarter, we essentially completed shipping of our cotton and soybean seed units for the 2005 fiscal year to customers in the U.S. market. Domestic cottonseed sales increased by almost 25% during the first nine months of fiscal year 2005 compared to the same period in the prior fiscal year. Domestic revenues benefited from a significant increase in sales of premium priced, stacked trait cottonseed units over the prior fiscal year. We saw increases in shipments of both DP 555 BG/RR, the most popular variety planted in the U.S. in 2003 and 2004, and DP 444 BG/RR this season. We had ample supplies of both of the products this fiscal year and we expect these two products will be the two most popular varieties planted in the U.S. in 2005. We also believe U.S farmers are converting more of their cotton acres to seed varieties containing multiple traits rather than products containing either an insect-resistant trait or a herbicide tolerant trait alone. This provides us with a greater revenue opportunity as these products are premium priced due to the imposition of two trait fees. Domestic revenues also increased due to price increases related to the traits carried in our seed that were implemented this fiscal year by our current trait provider.

On June 30, 2005, the USDA released its planted acreage report, which reflected
14.0 million acres of overall cotton plantings in the U.S., a 2% increase over last fiscal year. This report updated the USDA's March 31, 2005 "Prospective Plantings" report which had estimated U.S. cotton acres to be 13.8 million. The June 30 report reflected a slight increase in cotton plantings in some states east of Texas where high value picker-type cottonseed is planted. Our estimates of overall U.S. cotton plantings are in the range of 13.7-13.9 million acres.

International sales were up over 13% in the current year nine-month period as compared to the prior year, primarily due to strong revenue growth in Australia and Brazil, and through increased export sales to Greece, Spain and Mexico. International sales decreased slightly this quarter over the same period in the prior fiscal year. This slight decrease is due in part to the very strong level of International sales that occurred in the 2004 third quarter, which had almost doubled over 2003 third quarter revenues. Third quarter sales to Mexico, Greece and Spain increased above our estimates and were higher than prior fiscal year. In Turkey, our third quarter sales doubled over the same period in the prior fiscal year and we believe our business there will continue to grow as farmers adopt more sophisticated farming practices. In China, sales declined at both of our joint ventures due to a reduction in cotton acres as well as strong competition from local varieties.

We have increased our earnings guidance for the fiscal year due to expected
                                                    1
reductions in legal expenses related to the Monsanto/Pharmacia litigation. The Company now expects to report earnings per diluted share in the range of $1.02 to $1.11 for fiscal 2005. Legal expenses associated with the Monsanto/Pharmacia litigation are expected to range from $0.08 to $0.10 per diluted share. We have not changed our estimates of earnings generated from our core business operations. These earnings estimates include forecasts of fourth quarter domestic and international sales, average estimates of technology fee rebates under crop loss and replant programs, and other assumptions regarding fourth quarter results. Crop loss and replant program rebates and other grower and channel marketing programs are finalized in the fourth quarter.
----------------
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company. Pursuant to the closing of a merger on April 16, 2003, Pharmacia Corporation merged with and into a wholly-owned subsidiary of Pfizer Inc. Pharmacia survived the merger as a wholly-owned subsidiary of Pfizer Inc.

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

Other Matters

We are continuing to rapidly develop new product offerings containing
Monsanto's second generation traits, Bollgard II(R) and Roundup Ready Flex(R). On March 15, 2005, Monsanto announced it had obtained U.S. regulatory clearance for Roundup Ready Flex cotton. We have substantial seed production this fiscal year of new varieties containing these traits and are planning to commercially launch these products in 2006. The actual quantities available of these new products will depend on weather conditions during the growing season and at harvest, as well as other factors. In addition, we are continuing to develop products containing Syngenta's VipCot technology and have expanded field testing of VipCot products this fiscal year. Syngenta is responsible for obtaining U.S. regulatory approval for VipCot and we could have seed production in the U.S. as early as 2006 with commercial launch to occur in 2007 or 2008, depending on when full regulatory approval is obtained. In addition, our joint venture with Verdia, Inc. (a subsidiary of DuPont), DeltaMax Cotton LLC, continues development of novel cotton traits in the areas of glyphosate tolerance and insect resistance.

We are continuing to take steps to enhance value by returning excess cash to our shareholders. On May 24, 2005, we completed the purchase of 2,374,940 shares of our common stock pursuant to a modified "Dutch auction" tender offer that was announced on April 20, 2005. The shares were purchased at $27.00 per share for an aggregate purchase price of $64,123,380. During the third quarter, we purchased an aggregate 3.1 million shares of our common stock for an aggregate purchase price of $82.6 million. This includes shares purchased in the open market as well as the shares repurchased through the "Dutch auction" tender. In addition, our Board of Directors recently took two additional steps to return cash to shareholders. First, the Board authorized a new share repurchase program to buy up to an additional $50 million of our common stock. The timing and amount of these repurchases will depend on market conditions, legal restrictions and other factors. Secondly, the Board increased the fourth quarter 2005 dividend by 25% to $0.15 per share over the third quarter dividend. The Board will continue to consider alternatives for uses of excess cash, including additional share repurchases and increased dividends as well as other options.

We continue to seek opportunities to expand our International business into new markets, including India and parts of Africa. Our subsidiary, D&PL India Seed Private Ltd., has expanded research and testing of our hybrid products throughout India this fiscal year. Results of our testing programs from 2004 have shown many of our products are competitive in India in terms of both yield and fiber quality.

We are continuing to pursue our litigation against Monsanto Company and Pharmacia. There were no material changes to the status of this matter during the third quarter as we remain under a temporary stay of the trial while certain appeals are pending with the Mississippi Supreme Court. See Part II, Item 1 for further discussion.

Separately, in relation to the disputes between Monsanto and us relating to the Bollgard and Roundup Ready licenses that are before the American Arbitration Association, we are currently entering the discovery phase of this proceeding. The Arbitration Panel has set an August 2006 final hearing date. See Part II,
Item 1 for more information.

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

The following sets forth selected operating data of D&PL (in thousands):

                                                         For the Three Months Ended                 For the Nine Months Ended
                                                    --------------------------------------    --------------------------------------
                                                         May 31,             May 31,              May 31,              May 31,
                                                          2005                 2004                 2005                2004
                                                    ------------------   -----------------    -----------------   ------------------
Operating results-
Net sales and licensing fees                        $        203,320     $        185,649     $        340,633    $        288,129
Gross profit                                                  73,573               64,555              127,290             102,528
Operating expenses                                            15,630               11,462               41,702              35,820
Operating income                                              57,943               53,093               85,588              66,708
Income before income taxes                                    57,041               48,697               79,574              52,549
Net income                                                    36,284               31,429               51,127              33,894

The following sets forth selected balance sheet data of D&PL at the following dates (in thousands):

                                                             May 31,            August 31,             May 31,
                                                              2005                 2004                 2004
                                                        ------------------   -----------------    -----------------
Balance sheet summary-
Current assets                                          $        404,727     $        375,475     $        416,752
Current liabilities                                              286,266              226,225              239,106
Working capital                                                  118,461              149,250              177,646
Property, plant and equipment, net                                61,255               61,988               61,205
Total assets                                                     485,057              457,023              489,150
Outstanding borrowings                                            22,708               22,125                    -
Stockholders' equity                                             182,355              209,726              241,199

Three months ended May 31, 2005, compared to three months ended May 31, 2004:

For the three months ended May 31, 2005, we reported net income of $36.3 million, compared to net income of $31.4 million reported in the comparable prior year period. This increase was due primarily to higher sales and profits in our domestic segment and lower litigation expenses incurred in our lawsuit against Monsanto/Pharmacia ($0.7 million versus $3.2 million), which are reported in Other Expense, net. These items were partially offset by higher operating expenses.

Net sales and licensing fees increased approximately $17.7 million to $203.3 million from $185.6 million in the comparable period in the prior year. Gross profit increased approximately $9.0 million to $73.6 million from $64.6 million. The increase in net sales and licensing fees is primarily attributable to the domestic segment, where cottonseed sales increased due to price increases on seed and traits as well as higher unit sales of premium products. The increase in domestic cottonseed sales was slightly offset by lower sales of soybean planting seed. Sales in the international segment were lower primarily due to reduced export sales to Colombia and lower sales at our joint ventures in China. In China, our sales were reduced due to lower cotton planting and strong competition from local varieties. Gross profit as a percentage of net sales and licensing fees increased to 36.2% in the current year quarter from 34.8% in the same prior year quarter. This increase was primarily due to price increases for cottonseed in the domestic segment.

Operating expenses increased approximately $4.1 million to $15.6 million from $11.5 million in the three months ended May 31, 2004. This increase is primarily related to higher compensation costs and professional service fees related to accounting and legal matters.

We reported net other expense of approximately $0.9 million for the three months ended May 31, 2005 compared to net other expense of approximately $3.7 million for the same period in the prior year. The decrease is primarily attributable to lower legal fees related to the Monsanto/Pharmacia litigation. In the three months ended May 31, 2005, we incurred $0.7 million, or $0.01 per diluted share, related to the Monsanto/Pharmacia litigation expenses, compared to $3.2 million, or $0.05 per diluted share, in the three months ended May 31, 2004.

Nine months ended May 31, 2005, compared to nine months ended May 31, 2004:

For the nine-month period ended May 31, 2005, we reported net income of $51.1 million, compared to net income of $33.9 million reported in the comparable prior year period. This increase was due primarily to higher revenues and profits in both the domestic and international segments and lower litigation expenses incurred in our lawsuit against Monsanto/Pharmacia ($3.8 million versus $9.7 million), which are reported in Other Expense, net. These items were partially offset by higher operating expenses.

Net sales and licensing fees increased approximately $52.5 million to $340.6 million from $288.1 million in the comparable period in the prior year. Gross profit increased approximately $24.8 million to $127.3 million from $102.5 million. The increase in net sales and licensing fees is primarily attributable to increased revenue in the domestic segment due to price increases on seed and traits, and a shift of sales to premium stacked-gene cotton varieties. International revenues increased due to higher sales in most international markets, particularly Australia, Brazil and Mexico. Sales in Australia were higher due to an increase in volumes and cotton acreage, and higher market share. Revenues from Brazil were higher due to higher volumes, higher selling prices and increased market share. These increases were offset by a reduction in sales at our two joint ventures in China due to reduced cotton plantings and strong competition from local products, and a reduction in domestic soybean planting seed sales. Soybean seed sales were lower due principally to a reduction in soybean plantings in some of our key geographies and a shortage in inventory of certain soybean varieties. This inventory shortage was the result of reduced seed production in 2004 due to inclement weather. Gross profit as a percentage of net sales and licensing fees increased to 37.4% in the current year nine-month period, compared to 35.6% in the same prior year period. This increase is primarily attributable to higher seed selling prices over fiscal 2004, and higher unit sales of our higher priced cottonseed products.

Operating expenses increased approximately $5.9 million to $41.7 million from $35.8 million in the nine months ended May 31, 2004. Research and development expenses increased primarily because of higher costs related to development of varieties with new traits. Selling expenses increased principally due to higher advertising and promotional expenses. General and administrative expenses increased due to higher compensation and insurance costs and higher professional service fees related to accounting and legal matters.

We reported net other expense of approximately $3.3 million for the nine-month period ended May 31, 2005 compared to net other expense of approximately $10.0 million for the same period in the prior year. The decrease is primarily attributable to lower legal fees related to the Monsanto/Pharmacia litigation. In the nine months ended May 31, 2005, we incurred $3.8 million, or $0.06 per diluted share, related to the Monsanto/Pharmacia litigation expenses, compared to $9.7 million, or $0.16 per diluted share, in the nine months ended May 31, 2004.

CONTRACTUAL OBLIGATIONS

As of May 31, 2005, we owed approximately $2.0 million for a portion of our raw materials that had been received from the 2004 production season. This amount represents the amount due on seed production delivered that had not yet been paid. It does not include other amounts that may become due from contingencies contained in seed production contracts. The amount owed of $2.0 million is included in Current Liabilities in our Consolidated Balance Sheet at May 31, 2005.

Additionally, as of May 31, 2005, we are contractually obligated to make payments totaling approximately $3.4 million to cotton growers and producers for a portion of production seed that we will purchase in the first and second quarters of the 2006 fiscal year for sales in that fiscal year.

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

Revenue Recognition

Revenues from domestic seed sales are recognized when the seed is shipped. Revenues from technology licensing fees are also recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for transgenic cottonseed are based on pre-established planting rates for each of nine geographic regions and, for years prior to fiscal 2004, considered the estimated number of seed contained in each bag which varied by variety, location grown, and other factors. Effective in fiscal 2004, picker and stripper cottonseed products were sold in bags containing approximately 250,000 seed or bulk boxes containing approximately 8,000,000 seed. Acala and Pima cottonseed products continue to be sold in 50-pound bags.

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

See Note 6 of the Notes to Consolidated Financial Statements in Item 1 for further details about inventory reserves.

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

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, we determine that we will not realize deferred tax assets, then valuation allowances are recorded. As of May 31, 2005, we had recorded net deferred tax assets of approximately $12.8 million primarily related to capitalizing the licenses from Syngenta for income tax reporting purposes. We estimate that our deferred tax assets will be realized; therefore, we have not recorded any valuation allowances as of May 31, 2005.

We use management judgment and estimates when estimating deferred taxes. If our judgments and estimates prove to be inadequate, or if certain tax rates and laws should change, our financial results could be materially adversely impacted in future periods.

Contingent Liabilities

A liability is contingent if the amount is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. D&PL estimates its contingent liabilities based on management's estimates about the probability of outcomes and its ability to estimate the range of exposure. Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, management is required to make assumptions about matters that are by their nature highly uncertain. The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments. Management's estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or I.R.S. or state tax agency positions, will not differ from management's assessments. Whenever practicable, management consults with third party experts (attorneys, accountants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.

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

The seasonal nature of our business significantly impacts cash flow and working capital requirements. Historically, we have maintained credit facilities, and used early payments by customers and cash from operations to fund working capital needs. In the past, we have borrowed on a short-term basis to meet seasonal working capital needs. However, since 2002, we have used cash generated from operations and other available cash to meet working capital needs. We continue to evaluate potential uses of our cash for purposes other than for working capital needs. On May 24, 2005, we completed the purchase of 2,374,940 shares of our common stock pursuant to a modified "Dutch auction" tender offer that was announced on April 20, 2005. The shares were purchased for $27.00 per share for an aggregate purchase price of $64,123,380. Other potential uses of our cash in the future may be the acquisition of, or funding of, alternative technologies (such as, or in addition to, DeltaMax and Syngenta) that could be used to enhance our product portfolio and ultimately our long-term earnings potential and/or an investment in new markets outside the U.S. Another potential use would be the repurchase of our shares pursuant to our recently announced $50 million share repurchase program. We are currently considering other potential uses of our cash, including increasing the dividend rate or repurchasing additional shares depending on market considerations and other factors. As a part of this analysis, we continue to evaluate the Company's liquidity needs and its capital structure.

On April 15, 2005, we entered into an unsecured $75 million credit agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank"). The Credit Agreement provides for unsecured revolving loans up to a maximum aggregate amount outstanding of $75 million, plus Letters of Credit which were outstanding prior to the execution of the Credit Agreement in the amount of approximately $2 million. Of the total commitment, $50 million represents a seasonal commitment available from October to July of each year. The Credit Agreement expires on July 31, 2006, at which time all outstanding amounts under the Credit Agreement will be due and payable, subject to the Company's right to request a one-year extension and the Bank's acceptance of that request.

In general, borrowings under the Credit Agreement will bear interest at a rate calculated according to a Eurodollar rate, plus 0.55%. The Eurodollar rate is generally the 30-day, 60-day or 90-day LIBOR rate. We will also be required to pay unused fees of 0.125% annually calculated on the daily-unused portion of the Credit Agreement. The primary financial covenant requires the Company's funded indebtedness under the Credit Agreement to not exceed 50% of certain current and long-term assets, defined in the Credit Agreement and determined as of the last day of each fiscal quarter.

As of May 31, 2005, there were no loans outstanding under the Credit Agreement, other than the existing Letters of Credit as discussed above.

Capital expenditures were $5.1 million and $3.1 million in the nine months ended May 31, 2005 and 2004, respectively. We anticipate that capital expenditures will approximate $6.0 to $8.0 million in fiscal 2005.

For the nine months ended May 31, 2005, aggregate dividends of $14.0 million have been paid on common and preferred shares. On July 6, 2005, we announced that our Board of Directors had declared a $0.15 per share dividend for the fourth quarter, an increase of 25% over the third quarter dividend. The fourth quarter dividend will be paid on September 14, 2005 to shareholders of record on August 31, 2005. The Board anticipates that quarterly dividends of $0.15 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Based on a quarterly dividend of $0.15 per share in fiscal 2005, aggregate preferred and common stock dividends should approximate $19.6 million in fiscal 2005.

The Company purchases its common stock in the open market from time to time depending on market conditions and other factors. The shares repurchased are to be used to provide for option exercises, conversion of our Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. From September 1, 2004 through June 30, 2005, the Company has purchased 3.1 million shares of its common stock at an aggregate purchase price of $82.6 million. This includes shares purchased in the open market as well as the shares repurchased through the "Dutch auction" tender offer discussed above.

Cash provided from operations, cash on hand, early payments from customers and borrowings under the credit facility, if necessary, should be sufficient to meet the Company's fiscal 2005 working capital needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure relative to fluctuations in the price of soybean raw material inventory, foreign currency fluctuations and interest rate changes. For more information about market risk and how we manage specific risk exposures, see Notes 1 and 14 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2004. Also see Note 10 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further details about our exposure to market risk.

The fair value of derivative commodity instruments outstanding as of May 31, 2005, was $125,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would result in a $194,000 loss in future earnings (not counting the gain on the underlying commodities).

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, South Africa and Turkey. At May 31, 2005, the result of a uniform 10% change in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

For the three months ended May 31, 2005, a 10% adverse change in the interest rate that we earned on our cash that we invested would not have resulted in a material change to our net interest income or cash flow.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

D&PL's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of D&PL's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2005. Based on that evaluation, the chief executive officer and chief financial officer have concluded that D&PL's disclosure controls and procedures are effective to ensure that material information relating to D&PL and D&PL's consolidated subsidiaries is made known to such officers by others within these entities in order to allow timely decisions regarding required disclosure.

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

D&PL was named in two lawsuits filed in the Circuit Court of Holmes County, Mississippi. One was filed March 14, 2002, and the second was filed on August 19, 2002. Both cases include numerous plaintiffs who allege that certain cottonseed sold by D&PL was improperly mixed and blended and failed to perform as advertised. On December 14, 2004, an Order was entered in the March 14, 2002 case severing the individual claims of the 57 original plaintiffs into fifty-seven separate actions. Fourteen of the fifty-seven cases will remain in Holmes County, Mississippi. The venue to which the other cases will be transferred has not yet been determined. On January 24, 2005, the Supreme Court of the State of Mississippi granted D&PL's interlocutory appeal of the trial court's denial of D&PL's motion to dismiss the claims of seven plaintiffs for failure to comply with the Mississippi Seed Arbitration Act. The briefing and scheduling order has been entered on the consolidated appeals and it is anticipated that the resolution of this matter will take approximately one year. The issue involved on these consolidated interlocutory appeals, if decided in D&PL's favor, should dispose of 43 of the 57 original plaintiffs in the March 14, 2002 action and 15 of the original 17 plaintiffs in the August 19, 2002 action. Motions are now pending in the August 19, 2002 case identical to those filed in the March 14, 2002 case. It is anticipated that the trial court will withhold ruling on those motions until such time as the Mississippi Supreme Court decides the interlocutory appeal of the March 14, 2002 case. Neither of these lawsuits alleges that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the terms of any of the gene licenses with Monsanto.

In December 2002, D&PL filed a suit in the Circuit Court of Holmes County, Mississippi, against Nationwide Agribusiness and other insurance companies seeking a declaration that the allegations of the Holmes County, Mississippi lawsuit filed March 14, 2002, are covered by D&PL's comprehensive general liability and umbrella liability policies. This case was removed by the defendants to the United States District Court for the Southern District of Mississippi. In this litigation, D&PL seeks a declaration that its insurers are responsible for the cost of defending such actions, and full indemnification of D&PL in the event a judgment is rendered against it based upon the seed mix claim alleged by plaintiffs. D&PL alleges in this litigation that the allegations of plaintiffs' complaint are covered by one or more of D&PL's insurance policies issued by the defendant insurance companies. This case is currently scheduled for trial in November 2005.

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

In July 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), pertaining to matters under the Bollgard and Roundup Ready Licenses for the United States and matters under license agreements for Argentina and the Republic of South Africa. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices were submitted to a panel of senior executives (the "Executive Panel"). Monsanto subsequently withdrew from the Executive Panel the issue involving the license agreements for the Republic of South Africa and submitted to the Executive Panel one additional issue of interpretation of the Bollgard and Roundup Ready Licenses for the United States. Issues arising from operations in Argentina and issues involving technology fees and interest have been settled without material financial impact on the Company and are no longer in dispute. On May 20, 2004, Monsanto submitted to arbitration before the American Arbitration Association two unresolved issues: whether D&M Partners has paid Monsanto all royalties due and whether D&PL has made unauthorized transfers of materials containing Monsanto technology. In this arbitration proceeding, Monsanto seeks an adjudication of its alleged right to terminate the Bollgard and Roundup Ready Licenses, to dissolve D&M Partners, to obtain an accounting and to receive monetary damages and a return or destruction of materials containing Monsanto technologies. D&PL denies the claims asserted by Monsanto in the arbitration filing and has filed appropriate responses to Monsanto's claims and filed four counterclaims based on the issues submitted by D&PL to the Executive Panel. The parties are currently conducting discovery. The Arbitration Panel has set an August 2006 final hearing date. On November 8, 2004, Monsanto submitted one new claim allegedly involving a dispute under the license agreements to the Executive Panel. This issue has been resolved by the Executive Panel. On March 31, 2005, D&PL submitted an issue involving an international license under the 1996 Option Agreement between Monsanto and D&PL for resolution by the Executive Panel. The Executive Panel has that claim under consideration. D&PL is committed to participating in good faith resolution of issues in dispute through arbitration or through the Executive Panel, as applicable.

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

In January 2001, Sure Grow Seed Inc. ("Sure Grow"), an indirect subsidiary of D&PL, gave notice to Ozbugday Tarim Isletmeleri ve Tohumculuk A.S. ("OTIT"), a Turkish seed company, of termination (effective at the end of the 2001 crop year) of OTIT's exclusive distributorship for cottonseed of Sure Grow varieties in the Republic of Turkey. OTIT refused to acknowledge the validity of this termination. In October 2002, Sure Grow and the Turkish Branch of Turk Deltapine, Inc. ("Turk Deltapine'"), D&PL's local affiliate in Turkey, commenced a civil action in a Turkish commercial court seeking an injunction against continued sales of Sure Grow varieties by OTIT. OTIT filed a counterclaim seeking an injunction against Turk Deltapine's marketing of seed of Sure Grow varieties in alleged violation of OTIT's exclusive distribution rights and monetary damages for lost profits in an amount to be determined. In May 2005, the court in which the case is pending, reversing a prior advisory opinion, held that the law of the State of Alabama, governs the termination of OTIT's distributorship and the January 2001 notice of termination was timely and effective. Consistent with this decision, the court rejected OTIT claims that Turk Deltapine has been involved in unfair competition against OTIT. These decisions may be subject to potential appeal by OTIT. Both OTIT and Turk Deltapine have continued to distribute cotton planting seed of Sure Grow varieties in Turkey.

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

In December 1999, Mycogen Plant Science, Inc. ("Mycogen") filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit seeks an injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. Trial of this matter commenced on March 7, 2005, and concluded on April 6, 2005. D&PL is awaiting a decision from the Court. Consistent with its commitments, Monsanto has agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any are awarded. Monsanto is providing separate defense counsel for D&PL. D&PL is assisting Monsanto to the extent reasonably necessary.

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $697,000 at June 30, 2005, exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make seed available for sale in Central America and Mexico.

D&PL vs. Monsanto Company and Pharmacia Corporation

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

On May 24, 2005, D&PL completed the purchase of 2,374,940 shares of its common stock pursuant to a modified "Dutch auction" tender offer that was announced on April 20, 2005 under a plan separately approved by the Board of Directors. The shares were purchased for $27.00 per share for an aggregate purchase price of $64,123,380. The Company also incurred associated expenses of approximately $509,000 in connection with the acquisition of these shares (primarily related to legal and advisory services) that have been recorded as a component of treasury stock.

The following table presents the number of shares purchased monthly for the three-month period ended May 31, 2005:

                                                 Total                                                       Approximate Dollar
                                               Number of        Average        Total Number of Shares        Value of Shares that
                                                Shares        Price Paid        Purchased as Part of         May Yet Be Purchased
                 Period                        Purchased       per Share       Publicly Announced Plan  Under the February 2000 Plan
-----------------------------------------     ------------    ------------    ------------------------- ----------------------------

March
(March 1, 2005 to March 31, 2005)                672,600        $26.48                    672,600                 $2,608,659
April
(April 1, 2005 to April 30, 2005)                  4,100         27.80                      4,100                 $2,494,671
May
(May 1, 2005 to May 31, 2005)                  2,374,940         27.21                  2,374,940                 $2,494,671
                                              ------------                    -------------------------
Total                                          3,051,640         27.05                  3,051,640
                                              ============                    =========================

The shares repurchased in March 2005 and April 2005 were purchased under the Company's February 2000 stock repurchase program. The shares repurchased in May 2005 were purchased pursuant to the "Dutch auction" tender offer and were not subject to the $50 million share repurchase program set by the Board of Directors in February 2000. On July 6, 2005, the Company announced a new share repurchase program to buy up to an additional $50 million of the Company's stock.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

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

Employees

As of June 30, 2005, we employed a total of 539 full-time employees worldwide. In addition, our foreign joint ventures employ approximately 100 employees. Due to the nature of our business, we utilize seasonal employees in our delinting plants and our research and foundation seed programs. The maximum number of seasonal employees approximates 175 and typically occurs in October and November of each year. We consider our employee relations to be good.

Biotechnology

Insect Resistance for Cotton

Monsanto Company
Collaborative biotechnology licensing agreements, which were executed with Monsanto in March 1992 and subsequently revised in April 1993, October 1993, February 1996, December 1999, January 2000 and March 2003, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in our varieties in the United States. The selected Bt gene is from a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. The resulting transgenic plant tissue is lethal to certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to us for use under the trade name Bollgard. In our primary markets, the cost of insecticides is a major expenditure for many cotton growers. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, the United States Environmental Protection Agency ("EPA") completed its initial registration of the Bollgard gene technology. In 1996, we sold commercially for the first time two Deltapine varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") among D&PL, Monsanto and D&M Partners. This initial EPA registration had been set to expire on January 1, 2001 but was updated to expire January 1, 2002. In September 2001, the EPA renewed the registration for an additional five years, at which time the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration. Monsanto is responsible for obtaining and maintaining regulatory approvals.

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

In December 2000, D&PL and Monsanto executed the Bollgard II Gene License and Seed Services Agreement (the "Bollgard II Agreement") for Monsanto's subsequent insect resistance product. The Bollgard II Agreement contains essentially the same terms as the Bollgard Agreement. On December 23, 2002, Monsanto announced that it had received U.S. regulatory clearance for Bollgard II which expires after the 2006 crop year. Monsanto is responsible for obtaining and maintaining regulatory approvals. We have commercialized limited quantities of our Bollgard II cotton varieties in the U.S. beginning in fiscal 2003. The expiration date of the Bollgard II Agreement is determined by the last to expire of the patent rights licensed under that Agreement. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), the expiration date of the Bollgard II Agreement will be November 4, 2018, the date the last of the presently issued patents will expire. This date may be extended in the event additional relevant patents issue that have expiration dates later than November 4, 2018.

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

In November 2004, Monsanto notified D&PL that Monsanto would license contract seed production by D&PL in 2005. On March 15, 2005, Monsanto announced it had obtained U.S. regulatory clearance for Roundup Ready Flex technology. We are preparing to commercialize Roundup Ready Flex cotton varieties in the U.S. beginning in fiscal 2006.

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

Commercial Seed

The following table presents the number of commercial cottonseed and soybean seed varieties we sold in the nine months ended May 31, 2005 and the year ended August 31, 2004:

                                                2005                   2004
                                            --------------       ---------------
Cotton
     Conventional                                     11                    11
     Bollgard                                          2                     3
     Roundup Ready                                    14                    16
     Bollgard/Roundup Ready                           15                    14
     Bollgard II/Roundup Ready                         2                     1
     Bollgard II/Roundup Ready Flex                    2                     -
     Roundup Ready Flex                                1                     -
                                            --------------       ---------------
                                                      47                    45
                                            ==============       ===============
Soybeans
     Conventional                                      1                     1
     Roundup Ready                                    18                    19
     STS                                               2                     2
     Roundup Ready/STS                                 2                     -
                                            --------------       ---------------
                                                      23                    22
                                            ==============       ===============

In addition to the varieties indicated above, we have many experimental cotton and soybean varieties in late stage development prior to commercialization.

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

RISKS AND UNCERTAINTIES

Various statements included herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "project," "believe," "is or remains optimistic," "currently envisions" and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include statements relating to such matters as anticipated financial performance (including when earnings estimates are discussed), existing products, technical developments, new products, new technologies, research and development activities, and similar matters. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among others, changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors, changes in the economy and other similar events. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained herein will in fact transpire. The risks and uncertainties that may affect the operations, performance, development and results of our business include those noted elsewhere herein and the following:

     Demand for our seed will be affected by government programs and policies and by weather in all counties where we sell products and operate. Demand for seed is also influenced by commodity prices, the cost of other crop inputs, and the demand for a crop's end-uses such as textiles, animal feed, cottonseed oil, food and raw materials for industrial use. Weather impacts crop yields, commodity prices and the planting decisions that farmers make regarding both original planting commitments and, when necessary, replanting levels. These factors all also influence the cost and availability of seed for subsequent seasons.

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

     The publicity related to genetically modified organisms ("GMOs") or products made from plants that contain GMOs may have an effect on our sales in the future. In 2004, approximately 94% of our cottonseed that was sold in the United States contained either or both of Monsanto's Bollgard and Roundup Ready gene technologies, and 95% of our soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the concern of some customers and governmental entities over finished products that contain GMOs could impact demand for crops (and ultimately seed) raised from seed containing such traits. In addition, regulatory approval for Monsanto's Bollgard and Bollgard II technologies expire in 2006. Monsanto is responsible for obtaining and maintaining regulatory approvals and there is no assurance that their efforts will be successful.

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

     Our customers in many markets, including the U.S., benefit from government subsidy programs. The Farm Security and Rural Investment Act of 2002 expires on January 1, 2007 (although the bill includes the 2007 cotton planting season), and future U.S. farm subsidy programs are uncertain. Various other countries, including Brazil, have challenged, and may continue to challenge, the appropriateness of U.S. farm subsidies through the World Trade Organization ("WTO") or other forums. In particular, the WTO has ruled in Brazil's favor in its challenge that certain U.S. subsidies violate the provisions of the WTO. It is not clear if, when, or to what extent, U.S. subsidies will be modified as a result of this ruling. However, in the event changes to subsidies are made, they may negatively impact U.S. farmers. U.S. farm programs, government subsidies and WTO rulings impacting such programs may materially affect the results of our business.

     Overall profitability will depend on the factors noted above, as well as worldwide commodity prices, our ability to successfully open new international markets, our ability to penetrate the Texas High Plains market, the technology partners' ability to obtain timely government approval (and maintain such approval) for existing and for additional biotechnology products on which they and D&PL are working, our technology partners' ability to successfully defend challenges to proprietary technologies licensed to us and our ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to successfully complete these projects may affect future profitability. In addition, earnings forecasts do not consider the impact of potential transactions, their related accounting and other factors, that may be under consideration by the Company, but have not yet been completed or their effect determined at the date of a particular filing.

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


                           DELTA AND PINE LAND COMPANY


Date:     July 11, 2005         /s/ W. Thomas Jogodinski
                                -----------------------------------------------
                                W. Thomas Jagodinski
                                President, Chief Executive Officer and Director
                                (Principal Executive Officer)


Date:     July 11, 2005         /s/ R. D. Greene
                                -----------------------------------------------
                                R. D. Greene
                                Vice President - Finance, Treasurer and
                                Assistant Secretary
                                (Principal Financial and Accounting Officer)