Form 10-K
period 2005-08-31
DELTA & PINE LAND CO
filed 2005-11-14
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

   X     Annual  Report  Pursuant to Section 13 or 15(d) of the  Securities
-------  Exchange  Act of 1934 for the fiscal year ended August 31, 2005

                                       or

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

                                  Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No ___

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 2005, as reported on the New York Stock Exchange, was approximately $930,500,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 31, 2005, Registrant had 36,083,334 outstanding shares of Common Stock.

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Delta and Pine Land Company Proxy Statement for the Annual Meeting of Stockholders to be held on January 16, 2006. (Items 10, 11, 12, 13 and 14 of Part III).

PART I

ITEM 1. BUSINESS

Domestic

Delta and Pine Land Company, a Delaware corporation, and subsidiaries ("D&PL") is primarily engaged in the breeding, production, conditioning and marketing of proprietary varieties of cotton planting seed in the United States and other cotton producing nations. We also breed, produce, condition and market soybean planting seed in the United States.

Since 1915, we have bred, produced and/or marketed upland picker varieties of cotton planting seed for cotton varieties that are grown primarily east of Texas and in Arizona. D&PL also breeds and markets varieties of stripper cottonseed, which are grown primarily in the Texas high plains, and Acala and Pima cottonseed, which are grown primarily in California. We have used our extensive classical plant breeding programs to develop a gene pool necessary for producing cotton varieties with improved agronomic traits important to farmers (such as crop yield) and to textile manufacturers (such as enhanced fiber characteristics).

In 1980, we added soybean seed to our product line. In 1996, we commenced commercial sales in the United States of cotton planting seed containing
                                                               1
Bollgard(R) ("Bollgard") gene technology licensed from Monsanto which expresses a protein toxic to certain lepidopteran pests. Since 1997, we have marketed in the U.S. cotton planting seed that contains a gene licensed from Monsanto that provides tolerance to glyphosate-based herbicides, commonly referred to as Roundup Ready(R) ("Roundup Ready") Cotton. In 1997, we commenced commercial sales in the U.S. of soybean planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready Soybeans"). In 1998, we commenced sales of cotton planting seed of varieties containing both the Bollgard and Roundup Ready genes. In 2003, we began selling cotton varieties containing Bollgard II(R), Monsanto's insect resistance technology which contains two genes conferring resistance to lepidopteran insects.

International

During the 1980's, as a component of our long-term growth strategy, we began to market our products, primarily cottonseed, internationally. Over a period of years, we have strengthened and expanded our international staff in order to support our expanding international business. In foreign countries, cotton acreage is often planted with farmer-saved seed which has not been delinted or treated and is of low overall quality. We believe that we have an attractive opportunity to penetrate foreign markets because of our widely adaptable, superior cotton varieties and hybrids, technological know-how in producing and conditioning high-quality seed and our brand name recognition. Furthermore, Monsanto's Bollgard, Bollgard II and Roundup Ready gene technologies (that we either have licensed or have options to license) are effective in many countries and could bring value to farmers.

We sell our products in foreign countries through (i) export sales to distributors and (ii) direct in-country operations through either joint ventures or wholly-owned subsidiaries. The method varies and evolves, depending on our assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. In 2005, the majority of international sales

------------------------------
1. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company. Pursuant to the closing of a merger on April 16, 2003, Pharmacia Corporation merged with and into a wholly-owned subsidiary of Pfizer Inc. Pharmacia survived the merger as a wholly-owned subsidiary of Pfizer Inc.

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

See Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8 for further details about business segments.

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

In November 1995, D&M International, LLC formed a subsidiary, D&PL China Pte Ltd. ("D&PL China"). D&PL China is 80% owned by D&M International, LLC, and 20% owned by a Singaporean entity. In November 1996, D&PL China formed Hebei Ji Dai Cotton Seed Technology Company Ltd. ("Ji Dai") with parties in Hebei Province, one of the major cotton producing regions in the People's Republic of China. Ji Dai is 67% owned by D&PL China and 33% owned by Chinese parties. In June 1997, Ji Dai commenced construction of a cottonseed conditioning and storage facility in Shijiazhuang, Hebei, China, pursuant to the terms of the joint venture agreement. The new facility was completed in December 1997 and seed processing and sales of seed of D&PL cotton varieties containing Monsanto's Bollgard technology commenced in 1998.

In October 1997, D&M International, LLC formed a joint venture with Ciagro S.R.L. ("Ciagro"), a distributor of agricultural inputs in the Argentine cotton region, for the production and sale of genetically improved cottonseed. CDM
Mandiyu S.R.L. ("CDM") is owned 60% by D&M International, LLC, and 40% by Ciagro. In September 1998, CDM began construction of a cottonseed conditioning and storage facility in Avia Terai, Chaco, Argentina. Construction was completed in June 1999. CDM has been licensed to sell our cotton varieties containing Monsanto's Bollgard and Roundup Ready gene technologies. Sales of Bollgard varieties commenced in 1999 and sales of Roundup Ready varieties began in 2003.

In July 1998, D&PL China and the Anhui Provincial Seed Corporation formed a joint venture company, Anhui An Dai Cotton Seed Technology Company, Ltd. ("An Dai") which is located in Hefei City, Anhui, China. An Dai is 49% owned by D&PL China and 51% owned by Chinese parties. Under the terms of the joint venture agreement, An Dai produces, conditions and sells our varieties of acid-delinted cottonseed, which contain Monsanto's Bollgard gene. Commercial sales of our cotton varieties containing the Bollgard gene technology began in 2000. In January 2002, An Dai began construction of a cottonseed conditioning and storage facility in Hefei City, Anhui, China. Construction was completed in October 2003 and the facility is now operational.

In November 1998, D&M International, LLC and Maeda Administracao e Participacoes Ltda, an affiliate of Agropem - Agro Pecuria Maeda S.A., formed a joint venture in Minas Gerais, Brazil. The joint venture, MDM Sementes De Algodao, Ltda. ("MDM"), produces, conditions and sells our varieties of acid-delinted cotton planting seed. In 2000, we began selling our conventional cotton varieties. On March 17, 2005, the Brazilian government announced approval of the Bollgard trait for sale in cotton. We have received approval to commercialize one Bollgard cottonseed variety and expect to sell limited quantities for seed production purposes in 2006. MDM will introduce transgenic cottonseed varieties containing the Roundup Ready gene technology in the Brazilian market as soon as all required government approvals are obtained. Monsanto is responsible for obtaining and maintaining government approvals for Bollgard and Roundup Ready traits. MDM is 51% owned by D&M International, LLC and 49% owned by Maeda Agroindustrial S/A (formerly Maeda Administracao e Participacoes Ltda).

In October 2001, we announced that we had signed Letters of Intent with two parties in China to form two new joint ventures there, one each in Hubei and Henan provinces. A joint venture agreement was negotiated and agreed to with the parties in Henan province and the agreement was submitted to the Chinese government authorities for approval. However, in April 2002, China announced rules prohibiting new foreign investment in seed companies that intend to sell genetically modified seed, which will restrict the ability of non-Chinese companies, including us, from investing in such joint ventures. We plan to continue to expand our business in China through our existing joint ventures, Ji Dai and An Dai.

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

Deltapine Australia Pty. Ltd., our wholly-owned Australian subsidiary, breeds, produces, conditions and markets cotton planting seed in Australia. Certain varieties developed in Australia are well adapted to other major cotton producing countries and Australian-developed varieties are exported to those areas. We sell seed of both conventional and transgenic varieties, containing Monsanto's Bollgard II and Roundup Ready technologies, in Australia.

Turk Deltapine, Inc. ("Turk Deltapine"), our wholly-owned subsidiary, through a Turkish branch, produces, conditions and markets cotton planting seed in Turkey. In addition, Turk Deltapine produces conventional cottonseed varieties for sale in Turkey and Europe.

In September 2004, D&PL established, through Indian nominee shareholders, Deltapine India Seed Private Ltd. ("Deltapine India"). This company will be wholly-owned by D&PL (by itself or through wholly-owned affiliates), pending formal transfer of ownership from the nominee shareholders. Deltapine India was formed to breed, test, produce, market and sell agricultural seeds and services in India.

Employees

As of October 31, 2005, we employed a total of 522 full-time employees worldwide, excluding approximately 107 employees of joint ventures. Due to the nature of our business, we utilize seasonal employees in our delinting plants and our research and foundation seed programs. The maximum number of seasonal employees approximates 175 and typically occurs in October and November of each year. We consider our employee relations to be good.

Biotechnology

Insect Resistance for Cotton

Monsanto Company

Collaborative biotechnology licensing agreements, which were executed with Monsanto in March 1992 and subsequently revised in April 1993, October 1993, February 1996, December 1999, January 2000 and March 2003, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in our varieties in the United States. The selected Bt gene is from a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. The resulting transgenic plant tissue is lethal to certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to us for use under the trade name Bollgard. In our primary markets, the cost of insecticides is a major expenditure for many cotton growers. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, the United States Environmental Protection Agency ("EPA") completed its initial registration of the Bollgard gene technology. In 1996, we sold commercially for the first time two Deltapine varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") among D&PL, Monsanto and D&M Partners. This initial EPA registration had been set to expire on January 1, 2001 but was updated to expire January 1, 2002. In September 2001, the EPA renewed the registration for an additional five years. At the end of the five year period the EPA will, among other things, reevaluate the effectiveness of the insect resistance management plan and decide whether to convert the registration to a non-expiring (and/or unconditional) registration. Monsanto is responsible for obtaining and maintaining regulatory approvals, and is planning to seek re-registration of Bollgard.

Pursuant to the terms of the Bollgard Agreement, farmers must buy a limited use sublicense for the technology from D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), in order to purchase seed containing the Bollgard gene technology. Monsanto determines the licensing fee growers pay for use of Bollgard technology. Growers may receive discounts and/or rebates of licensing fees under certain crop destruct, crop replant and other programs. D&M Partners contracts the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto. The distributor/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee, presently approximately 13%. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 71% of the net sublicense fee (technology sublicensing fees less certain distributor/dealer payments), and we receive the remainder of net sublicense revenue for our services. The expiration date of the Bollgard Agreement is determined by the last to expire of the patent rights licensed under that agreement. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), the expiration date of the Bollgard Agreement will be June 13, 2012, the date the last of the presently issued patents will expire. This date may be extended in the event additional relevant patents issue that have expiration dates later than June 13, 2012.

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

In December 2000, D&PL and Monsanto executed the Bollgard II Gene License and Seed Services Agreement (the "Bollgard II Agreement") for Monsanto's subsequent insect resistance product. The Bollgard II Agreement contains essentially the same terms as the Bollgard Agreement. On December 23, 2002, Monsanto announced that it had received U.S. regulatory clearance for Bollgard II, which expires after the 2006 crop year. Monsanto is responsible for obtaining and maintaining regulatory approvals and is planning to seek re-registration of Bollgard II. We have commercialized limited quantities of our Bollgard II cotton varieties in the U.S. beginning in fiscal 2003. The expiration date of the Bollgard II Agreement is determined by the last to expire of the patent rights licensed under that Agreement. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), the expiration date of the Bollgard II Agreement will be November 4, 2018, the date the last of the presently issued patents will expire. This date may be extended in the event additional relevant patents issue that have expiration dates later than November 4, 2018.

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

Herbicide Tolerance for Cotton

Monsanto Company

In February 1996, D&PL, Monsanto and D&M Partners executed the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement"), which provides for the commercialization of Roundup Ready cottonseed. Pursuant to the collaborative biotechnology licensing agreements executed in 1996 and amended in July 1996, December 1999, January 2000 and March 2003, we have also developed transgenic cotton varieties that are tolerant to Roundup(R), a glyphosate-based herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. The Roundup Ready Agreement grants a license to D&PL and certain of our affiliates the right in the United States to sell cottonseed of our varieties that contain Monsanto's Roundup Ready gene. The Roundup Ready gene makes cotton plants tolerant to contact with Roundup herbicide applications made during a finite early season growth period. Similar to the Bollgard Agreement, farmers must execute limited use sublicenses in order to purchase seed containing the Roundup Ready gene. Monsanto determines the licensing fee growers pay for use of Roundup Ready technology. Growers may receive discounts and/or rebates of licensing fees under certain crop destruct, crop replant and other programs. The distributors/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee, presently approximately 13%. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 70% of the net sublicense fee (technology sublicensing fees less certain distributor/dealer payments), and we receive the remainder of net sublicense revenue for our services. The expiration date of the Roundup Ready Agreement is determined by the last to expire of the patent rights licensed under that agreement. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), the expiration date of the Roundup Ready Agreement will be April 18, 2017, the date the last of the presently issued patents will expire. This date may be extended in the event additional relevant patents issue that have expiration dates later than April 18, 2017.

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

On March 15, 2005, Monsanto announced it had obtained U.S. regulatory clearance for Roundup Ready Flex technology. We have developed and produced commercial seed quantities of several Roundup Ready Flex varieties in 2005 and are preparing to commercialize these cotton varieties in the U.S. beginning in 2006.

Cotton Technology Licenses for Countries Outside the United States

In February 1996, D&PL and Monsanto executed an Option Agreement (subsequently amended in December 1999) which provides us with option rights for an exclusive license for Monsanto's Bollgard and other genes active against lepidopteran insects in each country outside the United States where Monsanto commercializes such genes in cotton (except for Australia where we have an option for a non-exclusive license to such genes and India where we have no option rights to such genes), option rights to non-exclusive licenses to Roundup Ready genes in cotton in all countries outside the United States, and option rights to non-exclusive licenses for all countries (except India) for any gene that may be commercialized by Monsanto that enhances the fiber characteristics of cotton. The terms of such licenses must be offered and negotiated in good faith. All such licenses that are non-exclusive must provide us most favored licensee status. The Option Agreement remains in effect so long as the Bollgard Agreement and Roundup Ready Agreement for the United States remain in effect. Pursuant to the Option Agreement, Monsanto and D&PL (or D&PL's affiliates or joint venture companies) have entered into exclusive Bollgard licenses for seven countries (Argentina, Brazil, China, Colombia, Mexico, South Africa, and Thailand) outside the United States and a non-exclusive license for lepidopteran active genes for Australia, as well as non-exclusive Roundup Ready licenses for five countries (Argentina, Australia, Brazil, Colombia and South Africa) outside the United States.

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

In July  1999,  United  States  Patent No.  5,929,300,  entitled  "Pollen  Based
Transformation System Using Solid Media," was issued to the United States of America as represented by the Secretary of Agriculture (USDA). This patent covers transformation of plants. The patent for the Pollen Transformation System resulted from a research program conducted pursuant to a Cooperative Research and Development Agreement between D&PL and the USDA-ARS in Lubbock, Texas. D&PL and the USDA executed on December 18, 2000, a commercialization agreement, providing us exclusive rights to market this technology to third parties, subject to certain rights reserved to the USDA. We believe this transformation method uses techniques and plant parts that are not covered by currently issued plant transformation U.S. patents held by others. It is a method which should be more efficient and effective than many other plant transformation techniques currently available. This patent and the marketing rights apply to all plant species on which this method of transformation is effective.

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

Commercial Seed

The following table presents the number of commercial cottonseed and soybean seed varieties we sold in the years ended August 31, 2005 and 2004:

                                                2005                   2004
                                          --------------       ---------------
Cotton
     Conventional                                    11                    11
     Bollgard                                         2                     3
     Roundup Ready                                   14                    16
     Bollgard/Roundup Ready                          15                    14
     Bollgard II/Roundup Ready                        2                     1
     Bollgard II/Roundup Ready Flex                   2                     -
     Roundup Ready Flex                               1                     -
                                         ---------------       ---------------
                                                     47                    45
                                         ===============       ===============
Soybeans
     Conventional                                     1                     1
     Roundup Ready                                   18                    19
     STS                                              2                     2
     Roundup Ready/STS                                2                     -
                                         ---------------       ---------------
                                                     23                    22
                                         ===============       ===============

In addition to the varieties indicated above, we have many experimental cotton and soybean varieties in late stage development prior to commercialization. We also have experimental cotton hybrids that are being developed for certain cotton markets in the world.

Seed of all commercial plant species is either varietal or hybrid. Most of our cotton and all of our soybean seed are varietals. Varietal plants can be reproduced from seed produced by a parent plant, with the offspring exhibiting only minor genetic variations. The Plant Variety Protection Act of 1970, as amended in 1994, in essence prohibits, with limited exceptions, purchasers of varieties protected under the amended Act from selling seed harvested from these varieties without permission of the plant variety protection certificate owner. Some foreign countries provide similar legal protection for breeders of crop varieties.

Although cotton is generally varietal and, therefore, can be grown from seed of parent plants saved by the growers, most farmers in our primary domestic market purchase seed from commercial sources each season because cottonseed requires delinting prior to seed treatment with crop protection products in order to be sown by modern planting equipment. Delinting and conditioning may be done either by a seed company on its proprietary seed or by independent delinters for farmers. Modern cotton farmers in upland picker areas generally recognize the greater assurance of genetic purity, quality and convenience that professionally grown and conditioned seed offers compared to seed they might save. Additionally, U.S. patent laws make unlawful any unauthorized planting of seed containing patented technology, such as Bollgard, Bollgard II and Roundup Ready, saved from prior crops. In addition, we have patented many of our cotton varieties which makes unauthorized planting or use of such varieties unlawful.

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

Revenues  from  domestic  seed sales are  recognized  when the seed is  shipped.
Revenues from Bollgard, Bollgard II and Roundup Ready licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard, Bollgard II and Roundup Ready cottonseed are based on pre-established planting rates for nine geographic regions and, for years prior to 2004, considered the estimated number of seed contained in each bag which varied by variety, location grown, and other factors. Effective in 2004, picker and stripper cottonseed products were sold in bags containing approximately 250,000 seed as well as bulk boxes containing approximately 8,000,000 seeds. Acala and Pima cottonseed products continue to be sold in 50-pound bags.

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

Domestically, we promote our cotton and soybean seed directly to farmers and sell our seed through distributors and dealers. All of our domestic seed products (including those containing Bollgard, Bollgard II and Roundup Ready technologies) are subject to return and credit risk, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during our third and fourth quarters. We provide for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to our operating results are recorded when such differences become known, typically in our fourth quarter. All significant returns occur and are accounted for by fiscal year end. We also offer various sales incentive programs for seed and participate in such programs related to the Bollgard, Bollgard II and Roundup Ready technology fees offered by Monsanto. Under these programs, if a farmer plants his seed and the crop is lost (usually due to inclement weather) by a certain date, a portion of the price of the seed and technology fees are forgiven or rebated to the farmer if certain conditions are met. The amount of the refund and the impact to D&PL depends on a number of factors including whether the farmer can replant the crop that was destroyed. We record monthly estimates to account for these programs. The majority of program rebates occur during the second, third, and fourth quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end.

Availability of Information on Our Website

Additional information (including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange
Act) is available free of charge at our website at www.deltaandpine.com under Media & News, as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission.

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

                                           Foreign Offices
                                           Narrabri, New South Wales, Australia
                                           Uberlandia, Minas Gerais, Brazil
                                           Canas, Costa Rica
                                           Thessaloniki, Greece
                                           New Delhi, India
                                           Mexicali, Mexico
                                           Mexico City, Mexico
                                           Wassenaar, The Netherlands
                                           Beijing, People's Republic of China
                                           Groblersdal, South Africa
                                           Seville, Spain
                                           Izmir, Turkey

ITEM 3.  LEGAL PROCEEDINGS

The following sets forth all known pending litigation in which D&PL is named as a defendant and a description of other legal matters.

Product Claims

D&PL and Monsanto were named as defendants in a lawsuit filed in the 106th Judicial District Court of Gaines County, Texas, on April 27, 2000. In this case the plaintiff alleges, among other things, that certain cottonseed acquired from D&PL that contained the Roundup Ready gene did not perform as the farmer had anticipated. D&PL and Monsanto are investigating the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the February 2, 1996 Roundup Ready Gene License and Seed Service Agreement (the "Roundup Ready Agreement"), D&PL has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify D&PL against all claims arising out of the failure of the Roundup Ready gene and Monsanto has agreed to do so. D&PL will not have a right of indemnification from Monsanto, however, for any claim involving defective varietal characteristics separate from or in addition to the herbicide tolerance gene and such claims are contained in this litigation.

D&PL was named in two lawsuits filed in the Circuit Court of Holmes County, Mississippi. One was filed March 14, 2002, and the second was filed on August 19, 2002. Both cases include numerous plaintiffs who allege that certain cottonseed sold by D&PL was improperly mixed and blended and failed to perform as advertised. On December 14, 2004, an Order was entered in the March 14, 2002 case severing the individual claims of the 57 original plaintiffs into fifty-seven separate actions. Fourteen of the fifty-seven cases will remain in Holmes County, Mississippi. The venue to which the other cases will be transferred has not yet been determined. On January 24, 2005, the Supreme Court of the State of Mississippi granted D&PL's interlocutory appeal of the trial court's denial of D&PL's motion to dismiss the claims of seven plaintiffs for failure to comply with the Mississippi Seed Arbitration Act. The briefing and scheduling order has been entered on the consolidated appeals and it is anticipated that the resolution of this matter will take approximately six to nine months. The issue involved on these consolidated interlocutory appeals, if decided in D&PL's favor, should dispose of 43 of the 57 original plaintiffs in the March 14, 2002 action and 15 of the original 17 plaintiffs in the August 19, 2002 action. Motions are now pending in the August 19, 2002 case identical to those filed in the March 14, 2002 case. It is anticipated that the trial court will withhold ruling on those motions until such time as the Mississippi Supreme Court decides the interlocutory appeal of the March 14, 2002 case. Neither of these lawsuits alleges that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the terms of any of the gene licenses with Monsanto.

In December 2002, D&PL filed a suit in the Circuit Court of Holmes County, Mississippi, against Nationwide Agribusiness and other insurance companies seeking a declaration that the allegations of the Holmes County, Mississippi lawsuit filed March 14, 2002, are covered by D&PL's comprehensive general liability and umbrella liability policies. This case was removed by the defendants to the United States District Court for the Southern District of Mississippi. In this litigation, D&PL seeks a declaration that its insurers are responsible for the cost of defending such actions, and full indemnification of D&PL in the event a judgment is rendered against it based upon the seed mix claim alleged by plaintiffs. D&PL alleges in this litigation that the allegations of plaintiffs' complaint are covered by one or more of D&PL's insurance policies issued by the defendant insurance companies. Both Nationwide and D&PL have filed Motions for Summary Judgment which are now pending before the court. Barring a ruling on those motions in advance of trial, the case is scheduled to commence on November 14, 2005.

In the August 19, 2002 Holmes County lawsuit, D&PL has filed a third party Complaint against Nationwide Agribusiness and other insurers alleging they are responsible for the cost of defending the action and for full indemnification of D&PL in the event a Judgment is entered against it. The third party defendants removed this case to the United States District Court for the Southern District of Mississippi, but on September 28, 2004, the case was remanded to Holmes County, Mississippi where it remains pending. The decision in the December 2002 case filed by D&PL against Nationwide referenced in the immediately preceding paragraph may be dispositive of D&PL's third party complaint in this action.

D&PL, Monsanto, and another seed producer were named in a lawsuit filed in the United States District Court for the Eastern District of Texas, Marshall Division, on October 6, 2005. In this case, multiple plaintiffs allege that their growing crops were damaged by the application of Roundup(R) Glyphosate within labeled tolerances and that Monsanto and the other named defendants have been guilty of false advertising in the promotion of Roundup Ready cottonseed. D&PL is in the process of investigating the claims to determine the cause or causes of the alleged problem. Pursuant to the terms of the February 2, 1996 Roundup Ready Gene License and Seed Service Agreement (the "Roundup Ready
Agreement"), D&PL has tendered the defense of this claim to Monsanto and requested indemnity. Pursuant to the Roundup Ready Agreement, Monsanto is contractually obligated to defend and indemnify D&PL against all claims arising out of the failure of the Roundup Ready gene.

All lawsuits related to product claims seek monetary damages. See Note 17 of the Notes to Consolidated Financial Statements in Part II, Item 8 for further details about product claims.

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

In July 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), pertaining to matters under the Bollgard and Roundup Ready Licenses for the United States and matters under license agreements for Argentina and the Republic of South Africa. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices were submitted to a panel of senior executives (the "Executive Panel"). Monsanto subsequently withdrew from the Executive Panel the issue involving the license agreements for the Republic of South Africa and submitted to the Executive Panel one additional issue of interpretation of the Bollgard and Roundup Ready Licenses for the United States. Issues arising from operations in Argentina and issues involving technology fees and interest have been settled without material financial impact on the Company and are no longer in dispute. On May 20, 2004, Monsanto submitted to arbitration before the American Arbitration Association two unresolved issues: whether D&M Partners has paid Monsanto all royalties due and whether D&PL has made unauthorized transfers of materials containing Monsanto technology. In this arbitration proceeding, Monsanto seeks an adjudication of its alleged right to terminate the Bollgard and Roundup Ready Licenses, to dissolve D&M Partners, to obtain an accounting and to receive monetary damages and a return or destruction of materials containing Monsanto technologies. D&PL denies the claims asserted by Monsanto in the arbitration filing and has filed appropriate responses to Monsanto's claims and filed three counterclaims based on the issues submitted by D&PL to the Executive Panel. The parties are currently conducting discovery. The Arbitration Panel has set an August 2006 final hearing date. On November 8, 2004, Monsanto submitted one new claim allegedly involving a dispute under the license agreements to the Executive Panel. This issue has been resolved by the Executive Panel. On March 31, 2005, D&PL submitted an issue involving an international license under the 1996 Option Agreement between Monsanto and D&PL for resolution by the Executive Panel. The Executive Panel has that claim under consideration. D&PL is committed to participating in good faith resolution of issues in dispute through arbitration or through the Executive Panel, as applicable.

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

In January 2001, Sure Grow Seed Inc. ("Sure Grow"), an indirect subsidiary of D&PL, gave notice to Ozbugday Tarim Isletmeleri ve Tohumculuk A.S. ("OTIT"), a Turkish seed company, of termination (effective at the end of the 2001 crop year) of OTIT's exclusive distributorship for cottonseed of Sure Grow varieties in the Republic of Turkey. OTIT refused to acknowledge the validity of this termination. In October 2002, Sure Grow and the Turkish Branch of Turk Deltapine, Inc. ("Turk Deltapine'"), D&PL's local affiliate in Turkey, commenced a civil action in a Turkish commercial court seeking an injunction against continued sales of Sure Grow varieties by OTIT. OTIT filed a counterclaim seeking an injunction against Turk Deltapine's marketing of seed of Sure Grow varieties in alleged violation of OTIT's exclusive distribution rights and monetary damages for lost profits in an amount to be determined. In May 2005, the court in which the case is pending, reversing a prior advisory opinion, held that the law of the State of Alabama, governs the termination of OTIT's distributorship and the January 2001 notice of termination was timely and effective. Consistent with this decision, the court rejected OTIT claims that Turk Deltapine has been involved in unfair competition against OTIT. The decision of the court has been appealed by OTIT. Both OTIT and Turk Deltapine have continued to distribute cotton planting seed of Sure Grow varieties in Turkey.

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

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $696,329 at October 31, 2005 exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make seed available for sale in Central America and Mexico.

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

On December 5, 2003, Monsanto filed a motion for partial summary judgment relating to one method that D&PL had used to calculate its damages, and on
October  8,  2004,  the  Court  granted  Monsanto's   motion.   D&PL  sought  an
interlocutory appeal of this ruling to the Mississippi Supreme Court. On February 14, 2005, the Mississippi Supreme Court granted D&PL's petition to hear its appeal. The Mississippi Supreme Court also agreed to hear D&PL's appeal of a discovery ruling relating to documents that Monsanto claimed to be immune from disclosure under the attorney-client privilege and work product doctrine. The original trial judge had ordered Monsanto to produce the documents and the new trial judge has ordered D&PL to return a significant portion of them.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol DLP. The range of closing prices for these shares for the last two fiscal years, as reported by the NYSE, was as follows:

Common Stock Data          1st Qtr       2nd Qtr         3rd Qtr        4th Qtr
-----------------        ----------    ----------      -----------    ----------

FYE August 31, 2005
Market Price Range - Low   $25.22         $26.16           $24.76         $24.70
                   - High   27.48          30.49            28.82          27.48


FYE August 31, 2004
Market Price Range - Low   $22.62         $24.28           $22.80         $20.90
                   - High   25.40          26.63            25.82          25.80

Dividends totaling $0.51 and $0.46 per share on common and preferred shares were paid in 2005 and 2004, respectively. The Board of Directors anticipates that quarterly dividends of $0.15 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Aggregate dividends paid on common shares in 2005 were $19.1 million and should approximate $21.7 million in 2006. Aggregate dividends paid on preferred shares in 2005 were $0.5 million and should approximate $0.6 million in 2006. In the first quarter of 2006, the Board of Directors authorized a quarterly dividend of $0.15 per share to be paid on December 14, 2005, to shareholders of record on November 30, 2005.

On October 31, 2005, there were approximately 20,000 shareholders of our 36,083,334 outstanding common shares.

Equity Compensation Plan Information

The following table reflects the described information as of August 31, 2005:

                                        Number of securities
                                          to be issued upon              Weighted average               Number of securities
                                             exercise of                  exercise price               remaining available for
                                        outstanding options,         of outstanding options,        future issuance under equity
          Plan category                  warrants and rights           warrants and rights                compensation plan
----------------------------------     ------------------------     ---------------------------     -----------------------------

Equity compensation plans
approved by security holders
      Stock Options                           3,704,182                      $ 23.30                         2,397,676
      Restricted Stock & Restricted
        Stock Units                             167,748                            -                         1,932,252

Equity compensation plans not
approved by security holders                          -                            -                                 -

Issuer Purchases of Equity Securities

On June 30, 2005, D&PL's Board of Directors authorized a new share repurchase program to buy up to an additional $50 million of the Company's common stock. The Company anticipates that repurchases will be implemented over time through a variety of methods, which generally will include open market purchases. The timing and amount of repurchases under the program will depend on market conditions, legal restrictions and other factors. The adoption of the June 2005 repurchase program replaced the previous stock repurchase plan, which was adopted in February 2000.

The following table presents the number of shares purchased monthly under the Company's stock repurchase program for the three-month period ended August 31, 2005:

                                                                                                              Approximate Dollar
                                                 Total                          Total Number of Shares       Value of Shares that
                                               Number of        Average          Purchased as Part of        May Yet Be Purchased
                                                Shares        Price Paid       Publicly Announced Plan          Under the Plan
                 Period                        Purchased       per Share
-----------------------------------------     ------------    ------------    --------------------------    -----------------------

June
(June 1, 2005 to June 30, 2005)                       -               -                         -                  $  2,494,671
July
(July 1, 2005 to July 31, 2005)                       -               -                         -                  $ 50,000,000
August
(August 1, 2005 to August 31, 2005)             110,000          $25.52                   110,000                  $ 47,192,594
                                              ------------                    --------------------------
Total                                           110,000          $25.52                   110,000                  $ 47,192,594
                                              ============                    ==========================

There were no shares purchased in the quarter other than those authorized pursuant to the June 2005 stock repurchase plan.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS                           (In thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                               As of and for the Years Ended August 31,
------------------------------------------------------------------------------------------------------------------------------------

                                              2005            2004            2003            2002           2001
                                           -----------     ------------    -----------     -----------    ------------
Operating Results:
Net sales and licensing fees                 $366,085        $312,765        $283,799        $259,509       $307,092
Special charges and unusual
   items(1)                                         -               -            (962)              -         (6,301)
In-process research and development
   and related transaction costs(2)                 -         (38,532)              -               -              -
Net income                                     42,557           5,316          27,805          30,339         32,307
Balance Sheet Summary:
Current assets                               $356,679        $375,475        $355,261        $308,468       $337,737
Current liabilities                           263,013         226,225         204,050         174,124        208,041
Working capital                                93,666         149,250         151,211         134,344        129,696
Total assets                                  439,184         457,023         431,552         383,142        411,521
Long-term debt                                  7,271          16,486           1,557           1,176          2,836
Stockholders' equity                          164,023         209,726         217,107         202,207        188,408
Per Share Data:
Net income - Diluted                            $1.08           $0.13           $0.70           $0.76          $0.81
Book value                                       4.32            5.48            5.70            5.27           4.90
Cash dividends per common share                  0.51            0.46            0.27            0.20           0.15
Weighted average number of shares
used in net income per share
calculation -
   Diluted                                     39,370          39,670          39,594          39,781         40,111

------------------------------------------------------------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW/OUTLOOK

We reported record revenues for the second year in a row for the year ended August 31, 2005. In addition, the operating results of our core business were the highest in the Company's ninety year history. Our record results were due to higher sales in both our domestic and international segments during 2005. In our domestic segment, sales increased by 18% over 2004, despite a reduction in soybean seed sales. Domestic licensing fees from cottonseed sales increased over 2004 due to trait fee price increases enacted by Monsanto and higher unit sales of stacked gene products. Since we recognize greater revenue and profitability from stacked gene products, our business has benefited greatly from farmers increased purchases of these products over cottonseed products containing either an insect-resistant trait or a herbicide tolerant trait alone. We also saw a substantial increase in sales of our higher value products, such as DP 555 BG/RR and DP 444 BG/RR. For the second consecutive year, these products were the two most widely planted cottonseed varieties, making up almost one-third of all cotton acres planted in the U.S. according to the USDA. According to a September 2005 USDA report, U.S. cotton plantings increased to 14.2 million acres in 2005 as compared to 13.7 million acres in 2004. Normally, such as increase in cotton acres would enhance our earnings and generate additional unit sales. However, we believe farmers decreased the amount of seeds planted per acre this year and therefore our unit sales increased only slightly. Soybean seed sales and profitability for 2005 were lower than 2004 which diminished our domestic results. Soybean seed results were lower due to a shortage of inventories, primarily in our most popular Group V varieties due to lack of seed production caused by inclement weather that occurred during the 2004 harvest.

International operating income increased almost 60% and sales increased over 11% in 2005 as compared to the prior year, primarily due to strong revenue growth due to price increases and higher unit sales in Australia, Brazil and Turkey, and through increased export sales to Greece, Spain and Mexico. Many of these markets increased their area planted to cotton in 2005 and new product offerings in some markets resulted in increased demand for our products. In China, sales declined at both of our joint ventures due to a reduction in cotton acres as well as strong competition from local varieties.

Strategic Transactions and Events

In August, 2004, we announced the acquisition of global licenses to develop and commercialize innovative insect resistance technology in cotton from Syngenta Crop Protection AG ("Syngenta"). In addition, we obtained licenses to a wide range of other Syngenta enabling technologies that may be used to develop new products in both cottonseed and soybean seed. In return for these licenses, we will pay Syngenta $46.8 million in installments due primarily over the next three years. A portion of this amount represents contingent payments. Once the licensed traits are commercialized, we will receive 70% of the net licensing revenues generated from these products. We have recently decided to focus our development efforts on a dual insect stack combination of these Syngenta traits, which we expect to be a combination of VIP3A and Cry1Ab genes. Depending on the timing of regulatory approval, we plan to have a limited quantity of seed containing these traits available for sale as early as 2008. We expect to commercialize the dual insect traits with a glyphosate tolerance trait beginning in 2009, subject to regulatory approval. We expect to incur incremental expenses of approximately $3.0 million related to development of VipCot products in 2006. See "Acquired In-Process Research and Development" located in this Item 7 for further discussion.

In January 2003, we announced a collaboration agreement with Dow AgroSciences LLC ("DAS") under which we will develop, test, and evaluate elite cotton varieties containing DAS insect resistant traits. We are continuing to work with these traits. In October 2004, DAS announced it had received full EPA registration for its WideStrike Insect Protection technology. DAS commercialized the first cottonseed products containing Widestrike in 2005. We may commercialize varieties containing DAS insect resistance technology if we reach a commercialization agreement. To date no such commercialization agreement has been reached.

In May 2002, we established DeltaMax Cotton LLC ("DeltaMax"), a limited liability company jointly owned with Verdia, Inc. ("Verdia"), a subsidiary of Maxygen, Inc. In July, 2004, Verdia was acquired by DuPont, which we believe brings potential for additional investment capital, strategic focus and critical mass to our collaboration, which is aimed at developing value-added traits for cotton. We are currently developing traits for insect-resistance, glyphosate tolerance and nematode resistance for cotton. We are currently transforming cotton plants for both the insect resistance and glyphosate tolerance traits. We expect to invest up to $20 million over the next five to eight years to fund our portion of DeltaMax.

Other Matters

We are continuing to rapidly develop new product offerings containing Monsanto's second generation traits, Bollgard II and Roundup Ready Flex. On March 15, 2005, Monsanto announced it had obtained U.S. regulatory clearance for Roundup Ready
Flex cotton. We had substantial seed production this year of new varieties containing these traits and are planning to commercially launch these products in 2006. We anticipate commercializing up to ten new products containing both the Bollgard II and Roundup Ready Flex genes or the Roundup Ready Flex genes alone in 2006. We expect to have sufficient seed of these varieties available for sale to plant one to two million acres next season. The actual seed quantities available of these new products will depend on a number of factors, including final raw material purchases and quality assurance data. In addition, we are continuing to develop products containing Syngenta's VipCot technology and expanded field testing of VipCot products in 2005. We are focusing our efforts on developing varieties containing dual insect genes from Syngenta and plan a limited commercial launch of these varieties in 2008, depending on when full regulatory approval is obtained. In addition, our joint venture with Verdia, Inc. (a subsidiary of DuPont), DeltaMax Cotton LLC, continues development of novel cotton traits in the areas of glyphosate tolerance and insect resistance.

We are continuing to take steps to enhance value by returning excess cash to our shareholders. On May 24, 2005, we completed the purchase of 2,374,940 shares of our common stock pursuant to a modified "Dutch auction" tender offer that was announced on April 20, 2005. The shares were purchased at $27.00 per share for an aggregate purchase price of $64,123,380. During 2005, we purchased an aggregate 3.2 million shares of our common stock for a total purchase price of $85.5 million. This includes shares purchased in the open market as well as the shares repurchased through the "Dutch auction" tender offer. In addition, on June 30, 2005, our Board of Directors authorized a new share repurchase program to buy up to an additional $50 million of our common stock. The timing and amount of these repurchases will depend on market conditions, legal restrictions and other factors. On October 20, 2005, the Board declared a first quarter, 2006 dividend of $0.15 per share, payable on December 14, 2005 to shareholders of record on November 30, 2005. The Board will continue to consider alternatives for uses of excess cash, including additional share repurchases and increased dividends as well as other options.

We continue to seek opportunities to expand our International business into new markets, including India and parts of Africa. Our subsidiary, D&PL India Seed Private Ltd., has expanded research and testing of our hybrid products throughout India in 2005. In addition, we recently have started a new cotton research program in the Punjab region of Northern India. Results of our testing programs from 2004 and 2005 have shown many of our products are competitive in India in terms of both yield and fiber quality.

We continue to pursue our litigation against Monsanto Company and Pharmacia. On February 14, 2005, the Mississippi Supreme Court granted our petitions seeking interlocutory appeals of two rulings issued by the Circuit Court for the First Judicial District of Bolivar County, Mississippi ("Circuit Court"). The appeals were consolidated, and we expect that the Mississippi Supreme Court will rule on these appeals during 2006. After their rulings are issued, we anticipate the Circuit Court will set a trial date. The Mississippi Supreme Court has stayed the proceedings in the Circuit Court pending resolution of the interlocutory appeals. See Part I, Item 3 for further discussion.

Separately, we are in an arbitration with Monsanto over a series of disputes relating to the parties' Bollgard and Roundup Ready licenses and related agreements. The arbitration, which is being conducted according to the rules of the American Arbitration Association, is in the discovery phase. The Arbitration Panel has set an August 2006 final hearing date. See Part I, Item 3 for more information.

Outlook

Future growth in sales and earnings will be dependent on (a) cotton acreage in the U.S. and around the world, (b) the successful development and launch of varieties containing second generation traits from Monsanto, Bollgard II and Roundup Ready Flex, (c) our ability to continue to develop and commercialize varieties that have increased yield potential and enhanced fiber qualities, (d) our ability to continue to profitably expand our international operations, (e) the successful development and launch of the Syngenta insect resistance technology, and (f) our ability to successfully develop and launch technologies that we will own or have more control over (such as those being developed by DeltaMax Cotton, LLC). Due to our market position in the U.S., U.S. cotton acreage has a significant effect on our sales and earnings.

As we have previously announced, we expect to provide 2006 earnings guidance later this year. The commodity price of cotton has been lower in 2005 over price levels for most of 2004. We anticipate 2005 cotton yields to be near record levels again despite difficult weather conditions during the growing season (hot, dry weather) and at harvest (three hurricanes) in much of the U.S. market. We believe it is too early to estimate 2006 cotton plantings at this time. We expect to have adequate supplies of seed of most of our popular cotton varieties for 2006 plantings, despite the impact of inclement weather conditions during harvest this year. Due to inclement weather during soybean harvesting in our Mid-South and Illinois soybean seed production areas, supplies of some popular soybean varieties may be limited. However, final cottonseed and soybean seed supply amounts are not yet available as processing and quality assurance testing have not yet occurred for most of the 2006 product offerings.

Internationally, we continue to expand our global reach and we seek to improve the operating results of our existing ex-U.S. operations. In 2005, operating income improved significantly due to increased sales in most of our international locations. Due to the strong Brazilian Real and weaker cotton prices in 2005, we expect acreage in 2006 in several of our international locations to be reduced as compared to 2005 planting levels. In particular, we are already seeing a reduction in cotton plantings in Brazil due to the strong Brazilian Real and because farmers experienced lower overall cotton yields in 2005 due to poor weather conditions during the growing season. Despite early indications of lower sales in Brazil for 2006, we believe this market holds great potential for strong earnings in the future because of the recent approval of Bollgard. Although the Bollgard gene was approved for planting, we only recently received approval to commercialize one Bollgard cotton variety, DP 90B, as the Brazilian regulations require each variety to be approved prior to commercial sale. We have imported a small amount of DP 90B into Brazil, which we intend to have planted to produce commercial seed quantities for sales in 2007 and beyond. In addition, we continue to test additional Bollgard varieties in order to obtain government approval to sell. We also anticipate the Brazilian government will approve Monsanto's Roundup Ready gene in cotton. Once the Roundup Ready gene is approved, we will seek approval of Roundup Ready varieties for sale in Brazil. We are currently working with Monsanto to develop strategies for commercialization of the Bollgard and Roundup Ready traits in Brazil in order to minimize farmer saved seed. In Australia, we believe increased competition from local products will result in lower demand for our products in 2006 and thus lower sales and profitability. Cottonseed sales and farmer plantings have only just begun in our Southern Hemisphere markets and will not occur until the Spring and Summer of 2006 in countries in the Northern Hemisphere. Thus, it is too early to accurately forecast International results for 2006. We will continue to develop new businesses in markets such as India, Pakistan and portions of Africa.

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

Share Repurchase Program/Dividend Policy

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of D&PL's common stock. The shares repurchased under this program were used to provide for option exercises, the potential conversion of D&PL's Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2005, D&PL had repurchased 2,229,900 shares at an aggregate purchase price of approximately $47,505,000 under this program. In 2005, D&PL purchased 676,700 shares at an aggregate purchase price of $17,928,000 under this plan. This repurchase plan has been terminated and replaced by the June 2005 plan discussed below.

On May 24, 2005, D&PL completed the purchase of 2,374,940 shares of its common stock pursuant to a modified "Dutch auction" tender offer that was announced on April 20, 2005, under a new plan separately approved by the Board of Directors. The shares were purchased for $27.00 per share for an aggregate purchase price of $64,123,380. The Company also incurred associated expenses of approximately $675,000 in connection with the acquisition of these shares (primarily related to legal and advisory services) that have been recorded as a component of treasury stock.

On June 30, 2005, D&PL`s Board of Directors authorized a new share repurchase program to buy up to an additional $50 million of the Company's common stock. We expect to repurchase shares under this plan over time and through a variety of methods, which generally will include open market purchases. The timing and amount of repurchases under the program will depend on market conditions, legal restrictions and other factors. The adoption of the June 2005 repurchase program replaced the February 2000 plan. At August 31, 2005, D&PL had repurchased 110,000 shares at an aggregate purchase price of approximately $2,807,000 under this plan.

Currently, the quarterly dividend is $0.15 per share. The Board of Directors reviews the dividend policy quarterly. Assuming the dividend rate is maintained through 2006, the aggregate payments will be $21.7 million to the holders of the
36.1 million common shares outstanding and $0.6 million to the holder of the 1.1 million preferred shares outstanding. In addition, the Board of Directors continues to review uses of the Company's cash position and alternatives for maximizing its value to shareholders. See "Risks and Uncertainties" located in this Item 7.

RESULTS OF OPERATIONS

Net Sales and Licensing Fees

In 2005, our consolidated net sales and licensing fees increased 17.0% to $366.1 million from 2004 sales of $312.8 million. This increase was primarily driven by the following: (a) an increase in the licensing fees charged per bag, an increase in sales of stacked-gene picker products and lower payments on crop loss and replant programs, (b) an increase in cottonseed prices and higher sales of our higher-priced, elite varieties, (c) a slight increase in cottonseed units sold, and (d) an increase in international revenues, primarily from in-country sales in Australia and Brazil and from export sales to Mexico, Greece and Spain. Sales in Australia increased due to the introduction of additional Bollgard II varieties and an increase in the area planted to cotton. Sales in Brazil increased due to stronger demand for our products and higher prices. Mexico's sales increase was primarily attributable to an increase in demand for stacked-gene products and higher cotton acreage, and the increase in Greece and Spain was due to stronger sales to our distributors to increase their inventory levels.

In 2004, our consolidated net sales and licensing fees increased 10.2% to $312.8 million from 2003 sales of $283.8 million. This increase was primarily driven by the following: (a) an increase in licensing fee revenues due to lower payments on crop loss and replant programs, an increase in the licensing fees charged per bag, and an increase in sales of stacked-gene picker products, (b) an increase in cottonseed prices and higher sales of our higher-priced, elite varieties, (c) an increase in units of soybean seed sold, and, (d) an increase in international revenues, primarily from in-country sales in Australia, Brazil and Turkey and from export sales to Mexico and Colombia. Australia, Brazil and Turkey sales increased due to stronger demand for our products and new product introductions. Colombia sales increased due to the recent approval of transgenic varieties containing Monsanto's Bollgard technology while Mexico's sales increase was primarily attributable to higher cotton acreage.

Gross Profit

Our consolidated gross profit increased to $132.0 million in 2005 compared to $109.0 million in 2004. Consolidated gross profit as a percentage of consolidated net sales and licensing fees increased to 36.1 % in the current year, from 34.9% in 2004. The revenue increase attributable to price increases and the adoption of higher priced products and increased licensing fees was partially offset by lower margins on soybean sales caused by higher costs of soybean raw materials, as well as an increase in cottonseed production costs.

Our consolidated gross profit increased to $109.0 million in 2004 compared to $100.7 million in 2003. Consolidated gross profit as a percentage of consolidated net sales and licensing fees decreased slightly to 34.9% in 2004, from 35.5% in 2003. The revenue increase attributable to the adoption of higher priced products was more than offset by lower margins on soybean sales caused by higher costs of soybean raw materials and an increase in both cottonseed production costs and in the provision for damaged, obsolete and excess cottonseed inventory.

Operating Expenses

Operating expenses decreased to $60.3 million in 2005 from $87.4 million in 2004. The decrease in operating expenses in 2005 versus 2004 was approximately $27.1 million. This decrease primarily relates to a $38.5 million charge for acquired in-process research and development costs related to the acquisition of technology licenses included in 2004, offset by higher research and development costs associated with new research programs and new technology testing and higher general and administrative costs, primarily related to higher professional fees for legal matters and Sarbanes-Oxley compliance, and additional compensation costs.

Operating expenses increased to $87.4 million in 2004 from $44.0 million in 2003. Operating expenses for 2004 include a $38.5 million charge for acquired in-process research and development and transaction costs related to the acquisition of technology licenses. Operating expenses for 2003 included special charges of $1.0 million. Excluding the in-process research and development and related transaction costs in 2004 and the special charges recorded in 2003, the increase in operating expenses in 2004 versus 2003 was approximately $6.0 million. This increase primarily relates to higher research and development costs associated with new technologies and an increase in general and administrative expenses, primarily related to higher professional fees.

Research and Development Expenses

Research and development expenses increased 25% to $23.0 million in 2005 from $18.4 million in 2004. The increase was primarily attributable to increased costs of working with new breeding programs and new technologies (Bollgard II, Roundup Ready Flex and VipCot), including the addition of new personnel, increased testing program expenses and related compensation costs.

Research and development expenses increased 10.2% to $18.4 million in 2004 from $16.7 million in 2003. The increase was primarily attributable to increased costs of working with new technologies, including the addition of new personnel and increased testing program expenses.

Selling Expenses

Selling expenses  increased 15.4% to $13.5 million in 2005 from $11.7 million in
2004.  This  increase  was  primarily   attributable   to  higher   advertising,
promotional and compensation costs.

Selling expenses increased 6.4% to $11.7 million in 2004 from $11.0 million in 2003. This increase was primarily attributable to higher advertising costs.

General and Administrative Expenses

General and administrative expenses increased 26.6% to $23.8 million in 2005 from $18.8 million in 2004. The increase primarily related to an increase in professional fees incurred, mainly due to legal matters and Sarbanes-Oxley compliance and additional compensation costs.

General and administrative expenses increased 22.1% to $18.8 million in 2004 from $15.4 million in 2003. The increase primarily related to an increase in professional fees.

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

Interest Income

Net interest income increased to $2.2 million in 2005, compared to net interest income of $1.5 million in 2004. In 2005, interest income was $3.3 million and interest expense was $1.1 million. Higher interest rates earned on our cash balances resulted in higher interest income during 2005. Interest expense increased due to a note payable to Syngenta related to the 2004 acquired in-process research & development transaction.

Net interest income increased to $1.5 million in 2004, compared to net interest income of $1.1 million in 2003. In 2004, interest income was $1.9 million and interest expense was $0.4 million. Higher interest rates earned on our cash balances resulted in higher interest income during 2004.

Other Income/Expense

Other expense decreased to $4.3 million in 2005, compared to $10.5 million in 2004. This decrease is primarily attributable to decreased legal expenses related to our suit against Pharmacia and Monsanto. In 2005, we incurred $4.3 million, or $0.07 per diluted share, related to Monsanto/Pharmacia litigation expenses, compared to $10.9 million, or $0.18 per diluted share, in 2004. In 2005, these expenses decreased due to the Mississippi Supreme Court staying the proceedings pending the resolution of two matters. See Part I, Item 3 for more information.

Other expense decreased to $10.5 million in 2004, compared to $12.2 million in 2003. This decrease is primarily attributable to decreased legal expenses related to our suit against Pharmacia and Monsanto. In 2004, we incurred $10.9 million, or $0.18 per diluted share, related to Monsanto/Pharmacia litigation expenses, compared to $13.0 million, or $0.21 per diluted share, in 2003.

Net Income and Earnings Per Share

Net income applicable to common shares was $42.0 million, $4.8 million, and $27.5 million in 2005, 2004 and 2003, respectively. Net income per share (diluted) was $1.08, $0.13 and $0.70 in 2005, 2004 and 2003, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently utilize off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS (AMOUNTS IN THOUSANDS)

We have certain obligations and commitments to make future payments under contracts. Current estimates of our future payments under these obligations are shown in the following table.

                                                         Payments Due in Fiscal Years Ending August 31,
                                  ----------------------------------------------------------------------------------------------

                                     Total             2006           2007         2008          2009         2010       2011
                                                                                                                         and
                                                                                                                         beyond
                                  -------------    -------------    ---------    ----------     --------     -------     --------

Long-Term Obligations (1)         $     20,550     $     11,050     $  7,050     $   2,450      $     -      $    -      $     -
Operating Lease Obligations              1,657              994          467            83           79          34            -
Purchase Obligations (2)                 4,330            4,330            -             -            -           -            -
                                  -------------    -------------    ---------    ----------     --------     -------     --------
Total                             $     26,537     $     16,374     $  7,517     $   2,533      $    79      $   34      $     -
                                  =============    =============    =========    ==========     ========     =======     ========

(1) Long-Term Obligations are comprised of payments related to the Syngenta transaction (see "Acquired In-Process Research and Development" located in this Item 7 for information concerning non-contingent payments related to the Syngenta transaction) and payments required under research and license contracts with other third parties.

(2) The amount reported as "Purchase Obligations" for 2006 relates to payments to be made to cotton growers and producers for a portion of seed that we will purchase in the first and second quarters of 2006. At August 31, 2005, we had open purchase contracts with many cotton and soybean growers, producers and conditioners that may require us to purchase minimum amounts of cotton and soybean seed if that seed meets our quality assurance standards. The amount that we will pay for the seed that we accept is based on market prices that fluctuate. The amount of seed that we will accept and the unit prices that we will pay cannot be known until that seed is delivered to us (which should occur in the first and second quarters of 2006) and is tested for quality.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Overview

Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K for the fiscal year ended August 31, 2005. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition

Revenues  from  domestic  seed sales are  recognized  when the seed is  shipped.
Revenues from Bollgard, Bollgard II and Roundup Ready licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard, Bollgard II and Roundup Ready cottonseed are based on pre-established planting rates for each of nine geographic regions and, for years prior to 2004, considered the estimated number of seed contained in each bag which varied by variety, location grown, and other factors. Beginning in 2004, picker and stripper cottonseed products were sold in bags containing approximately 250,000 seed or bulk boxes containing approximately 8,000,000 seed. Acala and Pima cottonseed products continue to be sold in 50-pound bags.

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

All of our domestic seed products (including those containing Bollgard, Bollgard II and Roundup Ready technologies) are subject to return and credit risk, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during our third and fourth quarters. We provide for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to our operating results are recorded when such differences become known, typically in our fourth quarter. All significant returns occur or are accounted for by fiscal year end. Therefore, the application of this estimate could affect our quarterly information.

Domestically, we promote our cotton and soybean seed directly to farmers and sell our seed through distributors and dealers. We also offer various sales incentive programs for seed and participate in such programs related to the Bollgard, Bollgard II and Roundup Ready technology fees offered by Monsanto. Under these programs, if a farmer plants his seed and the crop is lost (usually due to inclement weather) by a certain date, a portion of the price of the seed and technology fees are forgiven or rebated to the farmer if certain conditions are met. The amount of the refund and the impact to D&PL depends on a number of factors including whether the farmer can replant the crop that was destroyed. We record monthly estimates to account for these programs. The majority of program rebates occur during the second, third, and fourth quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end.

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

See Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 for further details about inventory reserves.

Deferred Income Taxes

Deferred income taxes are estimated based upon temporary differences between the income and loss that we report in our financial statements and our taxable income and loss as determined under applicable tax laws. We estimate the value of deferred income taxes based on existing tax rates and laws, and our expectations of future earnings. For deferred income taxes, we applied a composite statutory income tax rate of approximately 38%.

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, we determine that we will not realize deferred tax assets, then valuation allowances are recorded. As of August 31, 2005, we had recorded net deferred tax assets of approximately $17.1 million primarily related to capitalizing the licenses acquired from Syngenta in 2004 for income tax reporting purposes. We estimate that our deferred tax assets will be realized; therefore, we have not recorded any valuation allowances as of August 31, 2005.

We use management judgment and estimates when estimating deferred taxes. If our judgments and estimates prove to be inadequate, or if certain tax rates and laws should change, our financial results could be materially adversely impacted in future periods.

See Note 8 of the Notes to Consolidated Financial Statements in Part II, Item 8 for further details about income taxes.

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

ACQUIRED IN-PROCESS RESEARCH & DEVELOPMENT

In August 2004, we entered into an agreement with Syngenta to purchase global licenses to develop and commercialize Syngenta's insect resistance genes (known as VIP3A and Cry1Ab) in cottonseed. In addition, we purchased licenses to other Syngenta enabling technologies that may be useful in developing valuable new products for use in cottonseed and soybean seed. In return for the licenses, D&PL is to pay Syngenta $46.8 million. The purchase price will be paid in installments over seven years. Fixed payments of $37.6 million will be made in installments through the first quarter of 2008. In 2008, D&PL will make certain decisions which will determine whether the additional $9.2 million in contingent payments will be made.

For the year ended August 31, 2004, we recorded a charge of approximately $38,532,000 related to the write off of the acquired in-process research and development (IPR&D) and related transaction costs. Approximately $36,225,000 of the purchase price represents the fair value of the non-contingent payments related to the acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the 2004 Consolidated Statement of Income on the acquisition date. The remaining $2,307,000 of the charge incurred represents the related transaction costs, primarily professional fees. The assigned value of each of the technologies acquired was as follows: VIP3A - $19,113,000; Cry1Ab - $16,812,000; Other - $300,000.

The VIP3A and Cry1Ab projects ("VipCot") represent new technologies that are expected to compete with insect resistance technologies currently on the market, including technologies that are currently contained in varieties sold by us. The VIP3A and Cry1Ab genes produce proteins that are toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. The acquired VIP3A gene provides for a novel mode of action (for attacking larvae that consume the protein). VipCot will require further development by us, including the introgression into our elite germplasm. We estimate that we will incur the following costs to complete the projects: 2006 - $3,000,000; 2007 - $4,000,000; 2008 - $4,000,000; 2009 - $2,500,000. These projects will also require regulatory approval from the Food and Drug Administration (FDA), the U.S. Department of Agriculture (USDA), and the U.S. Environmental Protection Agency
(EPA) before commercialization can begin. Syngenta is responsible for U.S. regulatory approval. Syngenta has advised us that they expect U.S. regulatory approval to be obtained for the selected VIP3A/Cry1Ab combination of events in 2008, prior to the planting season. If the regulatory approval process proceeds as expected, we may begin limited introduction of the VIP3A/Cry1Ab combination of events in 2008. Once commercialization begins, we will owe Syngenta a royalty equal to 30% of the net license fees received, after deduction of certain expenses, from these technologies. We will retain the remaining 70% of the net license fees.

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

In the U.S., we record revenue and accounts receivable for technology licensing fees on transgenic seed sales upon shipment, usually in our second and third fiscal quarters. Receivables from seed sales generally become due in May and June. The licensing fees are due in September, at which time we receive payment. We then pay Monsanto its royalty for the Bollgard, Bollgard II and Roundup Ready licensing fees, which is recorded as a component of cost of sales. As a result of the timing of these events, licensing fees receivable and royalties payable peak at our fiscal year end, August 31.

The seasonal nature of our business significantly impacts cash flow and working capital requirements. Historically, we have maintained credit facilities, and used early payments by customers and cash from operations to fund working capital needs. In the past, we have borrowed on a short-term basis to meet seasonal working capital needs. However, since 2002, we have used cash generated from operations and other available cash to meet working capital needs. We continue to evaluate potential uses of our cash for purposes other than for working capital needs. On May 24, 2005, we completed the purchase of 2,374,940 shares of our common stock pursuant to a modified "Dutch auction" tender offer that was announced on April 20, 2005. The shares were purchased for $27.00 per share for an aggregate purchase price of $64,123,380. Other potential uses of our cash in the future may be the acquisition of, or funding of, alternative technologies (such as, or in addition to, DeltaMax and Syngenta) that could be used to enhance our product portfolio and ultimately our long-term earnings potential and/or an investment in new markets outside the U.S. such as India. Another potential use would be the repurchase of our shares pursuant to our recently announced $50 million share repurchase program. We are currently considering other potential uses of our cash, including increasing the dividend rate or repurchasing additional shares depending on market considerations and other factors. As a part of this analysis, we continue to evaluate the Company's liquidity needs and its capital structure.

On April 15, 2005, we entered into an unsecured $75 million credit agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank"). The Credit Agreement provides for unsecured revolving loans up to a maximum aggregate amount outstanding of $75 million, plus Letters of Credit which were outstanding prior to the execution of the Credit Agreement in the amount of approximately $2 million. Of the total commitment, $50 million represents a seasonal commitment available from October to July of each year. The Credit Agreement expires on July 31, 2006, at which time all outstanding amounts under the Credit Agreement would be due and payable, subject to the Company's right to request a one-year extension and the Bank's acceptance of that request. On October 10, 2005, the Company requested an extension of the Credit Agreement and negotiations regarding this extension are underway.

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

As of August 31, 2005, there were no loans outstanding under the Credit Agreement, other than the existing Letters of Credit as discussed above.

Capital expenditures were $6.7 million, $6.0 million and $8.3 million in the years ended August 31, 2005, 2004 and 2003, respectively. We anticipate that capital expenditures will approximate $8.0 to $10.0 million in 2006.

Annual dividends of $0.51, $0.46 and $0.27 per share were paid in 2005, 2004 and 2003, respectively. Aggregate dividends paid on common and preferred shares in 2005, 2004 and 2003 were $19.6 million, $18.1 million and $10.6 million, respectively. On November 2, 2005, we announced that our Board of Directors had declared a $0.15 per share dividend for the first quarter of 2006. The first quarter dividend will be paid on December 14, 2005 to shareholders of record on November 30, 2005. The Board anticipates that quarterly dividends of $0.15 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Based on a quarterly dividend of $0.15 per share in 2006, aggregate preferred and common stock dividends should approximate $22.3 million in 2006.

The Company purchases its common stock in the open market from time to time depending on market conditions and other factors. The shares repurchased may be used to provide for option exercises, conversion of our Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. From September 1, 2004 to August 31, 2005, the Company purchased approximately 3.2 million shares of its common stock at an aggregate purchase price of $85.5 million. This includes shares purchased in the open market as well as the shares repurchased through the "Dutch auction" tender offer discussed above.

Cash provided from operations, cash on hand, early payments from customers and borrowings under the credit facility, if necessary, should be sufficient to meet the Company's 2006 working capital needs.

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

     Demand for our seed will be affected by government programs and policies and by weather in all countries where we sell products and operate. Demand for seed is also influenced by commodity prices, the cost of other crop inputs, and the demand for a crop's end-uses such as textiles, animal feed, cottonseed oil, food and raw materials for industrial use. Weather impacts crop yields, commodity prices and the planting decisions that farmers make regarding both original planting commitments and, when necessary, replanting levels. These factors all also influence the cost and availability of seed for subsequent seasons.

     The planting seed market is highly competitive, and our products face competition from a number of seed companies, diversified crop protection product companies, agricultural biotechnology companies, governmental agencies and academic and scientific institutions. In addition, several of our distributors/customers have also entered the cotton planting seed business. A number of crop protection product and biotechnology companies have seed production and/or distribution capabilities to ensure market access for new seed products and new technologies that may compete with the Bollgard, Bollgard II and Roundup Ready gene technologies of Monsanto, our principal licensor of such technology. Our seed products and technologies contained therein may encounter substantial competition from technological advances by others or products from new market entrants. Many of our competitors are, or are affiliated with, large diversified companies that have substantially greater resources than we have.

     We currently are engaged in a dispute resolution and arbitration process with Monsanto, the principal licensor of our cotton technology and competitor of ours in the cotton planting seed business. In the arbitration, Monsanto is seeking a determination by the arbitrators of its right to terminate certain agreements between our companies, including the Bollgard and Roundup Ready licenses. In addition, we are currently engaged in litigation with Monsanto (the January 18 Suit) concerning the failed merger of the companies. The result of this litigation (and the process of litigating) may materially affect the results of our business. (See Part I,
     Item 3.)

     There is no assurance that new technologies such as the DeltaMax and the Syngenta technologies will result in commercially viable products or that such technologies will be developed in the time frame or for the amounts estimated to complete development. Also, there is no assurance that regulatory approval will be obtained for the products.

     The production, distribution or sale of crop seed in or to foreign markets may be subject to special risks, including fluctuations in foreign currency, exchange rate controls, expropriation, nationalization and other agricultural, economic, tax and regulatory policies of foreign governments and shipping disruptions. Particular policies which may affect our domestic and international operations include the use of and the acceptance of products that were produced from plants that have been genetically modified, the testing, quarantine and other restrictions relating to the import and export of plants and seed products and the availability (or lack thereof) of proprietary protection for plant products. The absence or lack of enforcement of intellectual property laws may lead to counterfeit and farmer-saved seed which negatively impacts our sales. In addition, United States government policies, particularly those affecting foreign trade and investment, may impact our international operations.

     The publicity related to genetically modified organisms ("GMOs") or products made from plants that contain GMOs may have an effect on our sales in the future. In 2005, approximately 95% of our cottonseed that was sold in the United States contained either or both of Monsanto's Bollgard, Bollgard II and Roundup Ready gene technologies, and 96% of our soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the concern of some customers and governmental entities over finished products that contain GMOs could impact demand for crops (and ultimately seed) raised from seed containing such traits. In addition, regulatory approvals for Monsanto's Bollgard and Bollgard II technologies expire in 2006. Monsanto is responsible for obtaining and maintaining regulatory approvals and is planning to seek re-registration of both Bollgard and Bollgard II, but there is no assurance that their efforts will be successful.

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

     Overall profitability will depend on the factors noted above, as well as worldwide commodity prices, our ability to successfully open new international markets, our ability to penetrate the Texas High Plains market, the technology partners' ability to obtain timely government approval (and maintain such approval) for existing and for additional biotechnology products on which they and D&PL are working, the terms of such government approvals, our technology partners' ability to successfully defend challenges to proprietary technologies licensed to us and our ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to successfully complete these projects may affect future profitability. In addition, earnings forecasts do not consider the impact of potential transactions, their related accounting and other factors, that may be under consideration by the Company, but have not yet been completed or their effect determined at the date of a particular filing.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3". Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on D&PL's consolidated financial statements.

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". This statement's amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on D&PL's consolidated financial statements.

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

SFAS No. 123(R), "Share-Based Payment," issued in December 2004, is a revision of FASB No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This statement will apply to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. SFAS No. 123(R) will be effective for D&PL in the first quarter of fiscal year 2006. The Company has not yet made any decisions about how it will adopt SFAS 123(R). However, the pro forma net income effect of using the fair value method for the years ended August 31, 2005, 2004 and 2003 is presented in Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8. The pro forma compensation costs presented in
Note 1 of the Notes to Consolidated Financial Statemens in Part II, Item 8 and in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts that should be expected in future years. D&PL has not made any decisions about which option-pricing model is most appropriate for future awards. The Company has not determined the impact, if any, that this statement will have on D&PL's consolidated financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure relative to fluctuations in the price of soybean raw material inventory, foreign currency fluctuations and interest rate changes. From time to time we enter into various agreements that are considered derivatives to reduce our soybean commodity price risk. During the year ended August 31, 2005, derivative instruments have not been used to manage foreign currency or interest rate risks. We do not enter into speculative hedges or purchase or hold any derivative financial instruments for trading purposes.

A discussion of our accounting policies related to derivative financial instruments is included in Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8. Further information on our exposure to market risk is included in Note 15 of the Notes to Consolidated Financial Statements in
Part II, Item 8.

The fair value of derivative commodity instruments outstanding as of August 31, 2005, was $10,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would not have a material effect on our consolidated financial position.

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures primarily in Argentina, Australia, Brazil, China, South Africa and Turkey. At August 31, 2005, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

For the year ended August 31, 2005, a 10% adverse change in the interest rate that we earned on our excess cash that we invested would not have resulted in a material change to our net interest income or cash flow.

PART II

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

Financial Statements                                                     Page(s)

The following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

  Reports of Independent Registered Public Accounting Firm...................32

  Management's Report........................................................34

  Consolidated Statements of Income - for each of the three years in the period ended August 31, 2005............................................35

  Consolidated Balance Sheets - August 31, 2005 and 2004.....................36

  Consolidated Statements of Cash Flows - for each of the three years in the period ended August 31, 2005............................................37

  Consolidated Statements of Stockholders' Equity and Comprehensive Income
     - for each of the three years in the period ended August 31, 2005.......38

  Notes to Consolidated Financial Statements.................................39

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Delta and Pine Land Company:

We have audited the accompanying consolidated balance sheets of Delta and Pine Land Company and subsidiaries (the Company) as of August 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta and Pine Land Company and subsidiaries as of August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Delta and Pine Land Company and subsidiaries internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 14, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Jackson, Mississippi
November 14, 2005

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Delta and Pine Land Company:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting (see
Part II, Item 9A(c) of the August 31, 2005 Annual Report on From 10-K of Delta and Pine Land Company), that Delta and Pine Land Company and subsidiaries (the Company) maintained effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Delta and Pine Land Company and subsidiaries maintained effective internal control over financial reporting as of August 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Delta and Pine Land Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta and Pine Land Company and subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ending August 31, 2005, and our report dated November 14, 2005 expressed an unqualified opinion on those consolidated financial statements.


KPMG LLP

Jackson, Mississippi
November 14, 2005

MANAGEMENT'S REPORT:

D&PL is responsible for preparing the consolidated financial statements and related information appearing in this Annual Report on Form 10-K. Management believes that the financial statements present fairly D&PL's financial position, its results of operations and its cash flows in conformity with accounting principles generally accepted in the United States. In preparing its financial statements, D&PL is required to include amounts based on estimates and judgments that it believes are reasonable under the circumstances.

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

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED AUGUST 31,
                    (In thousands, except per share amounts)

                                                                               2005                2004                 2003
                                                                         ------------------   -----------------    -----------------

NET SALES AND LICENSING FEES                                             $       366,085      $       312,765      $       283,799
COST OF SALES                                                                   (234,064)            (203,757)            (183,132)
                                                                         ------------------   -----------------    -----------------
GROSS PROFIT                                                                     132,021              109,008              100,667
                                                                         ------------------   -----------------    -----------------
OPERATING EXPENSES:
   Research and development                                                       23,015               18,436               16,669
   Selling                                                                        13,531               11,693               10,971
   General and administrative                                                     23,760               18,787               15,358
   Special charges                                                                     -                    -                  962
   In-process research and development and related transaction costs                   -               38,532                    -
                                                                         ------------------   -----------------    -----------------
                Total operating expenses                                          60,306               87,448               43,960
                                                                         ------------------   -----------------    -----------------

OPERATING INCOME                                                                  71,715               21,560               56,707
INTEREST INCOME, NET                                                               2,194                1,522                1,100
OTHER EXPENSE                                                                     (4,310)             (10,518)             (12,178)
EQUITY IN NET LOSS OF AFFILIATE                                                   (2,787)              (3,551)              (1,977)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                     (1,609)              (2,303)              (1,104)
                                                                         ------------------   -----------------    -----------------
INCOME BEFORE INCOME TAXES                                                        65,203                6,710               42,548
PROVISION FOR INCOME TAXES                                                       (22,646)              (1,394)             (14,743)
                                                                         ------------------   -----------------    -----------------
NET INCOME                                                                        42,557                5,316               27,805
DIVIDENDS ON PREFERRED STOCK                                                        (544)                (491)                (288)
                                                                         ------------------   -----------------    -----------------
NET INCOME APPLICABLE TO COMMON SHARES                                   $        42,013      $         4,825      $        27,517
                                                                         ==================   =================    =================
BASIC EARNINGS PER SHARE                                                 $          1.11      $          0.13      $          0.72
                                                                         ==================   =================    =================
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS - BASIC                                         37,958               38,250               38,113
                                                                         ==================   =================    =================
DILUTED EARNINGS PER SHARE                                               $          1.08      $          0.13      $          0.70
                                                                         ==================   =================    =================
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS - DILUTED                                       39,370               39,670               39,594
                                                                         ==================   =================    =================

The accompanying notes are an integral part of these consolidated statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF AUGUST 31,
               (In thousands, except share and per share amounts)

                                                                                        2005                2004

                                                                                  -----------------   ------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                         $         93,075    $        149,587
Receivables, net                                                                           228,800             184,759
Inventories                                                                                 26,625              30,151
Prepaid expenses                                                                             1,874               1,923
Deferred income taxes                                                                        6,305               9,055
                                                                                  -----------------   ------------------
    Total current assets                                                                   356,679             375,475
PROPERTY, PLANT AND EQUIPMENT, NET                                                          60,158              61,988
EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED                                        4,183               4,183
INTANGIBLES, net of accumulated amortization of $2,458 and $1,969                            5,960               5,471
OTHER ASSETS                                                                                 1,446               1,594
DEFERRED INCOME TAXES                                                                       10,758               8,312
                                                                                  -----------------   ------------------
TOTAL ASSETS                                                                      $        439,184    $        457,023
                                                                                  =================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
Current maturities of long-term debt                                              $         10,078     $         5,639
Accounts payable                                                                            18,218              23,784
Accrued expenses                                                                           221,824             187,890
Income taxes payable                                                                        12,893               8,912
                                                                                  -----------------   ------------------
     Total current liabilities                                                             263,013             226,225
                                                                                  -----------------   ------------------
LONG-TERM DEBT                                                                               7,271              16,486
                                                                                  -----------------   ------------------
DEFERRED INCOME TAXES                                                                            -                   -
                                                                                  -----------------   ------------------
MINORITY INTEREST IN SUBSIDIARIES                                                            4,877               4,586
                                                                                  -----------------   ------------------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 17)
                                                                                  -----------------   ------------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share; 2,000,000 shares authorized
   Series A Junior Participating Preferred, par value $0.10 per share;
          456,989 shares authorized; no shares issued or outstanding;                            -                   -
   Series M Convertible Non-Voting Preferred, par value $0.l0 per share;
          1,066,667 shares authorized, issued and outstanding                                  107                 107
Common stock, par value $0.10 per share; 100,000,000 shares authorized;
          40,928,929 and 40,162,820 shares issued;
          36,099,823 and 38,495,354 shares outstanding                                       4,093               4,016
Capital in excess of par value                                                              81,640              64,250
Retained earnings                                                                          199,742             176,808
Accumulated other comprehensive loss                                                        (4,305)             (3,736)
Treasury stock, at cost; 4,829,106 and 1,667,466 shares                                   (117,254)            (31,719)
                                                                                  -----------------   ------------------
TOTAL STOCKHOLDERS' EQUITY                                                                 164,023             209,726
                                                                                  -----------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $        439,184    $        457,023
                                                                                  =================   ==================

The accompanying notes are an integral part of these consolidated statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED AUGUST 31,
                                 (in thousands)

                                                                               2005                 2004                 2003
                                                                         ------------------   -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $         42,557     $          5,316     $         27,805
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                8,661                8,364                7,759
       Loss (gain) on sale of assets                                                  115                  189                  (34)
       Noncash component of in-process research and development                         -               22,125                    -
       Equity in net loss of affiliate                                              2,787                3,551                1,977
       Foreign exchange (gain) loss                                                  (101)                 124                 (748)
       Accretion of debt discount                                                     777                    -                    -
       Minority interest in earnings of subsidiaries                                1,609                2,303                1,104
       Compensation expense of restricted stock                                       508                    -                    -
       Change in deferred income taxes                                              2,043              (12,294)               3,315
       Changes in assets and liabilities:
              Receivables                                                         (43,370)             (17,693)             (20,804)
              Inventories                                                           4,183                1,921                7,849
              Prepaid expenses                                                         43                  178                  144
              Intangibles and other assets                                           (540)                 (95)                (133)
              Accounts payable                                                     (6,068)               5,571                2,241
              Accrued expenses                                                     31,796               12,438               30,114
              Income taxes                                                          4,027                3,788               (1,557)
                                                                         ------------------   -----------------    -----------------
              Net cash provided by operating activities                            49,027               35,786               59,032
                                                                         ------------------   -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (6,669)              (6,049)              (8,298)
  Sale of investments and property                                                    451                  161                   79
  Investment in affiliate                                                          (2,980)              (2,630)              (1,610)
                                                                         ------------------   -----------------    -----------------
              Net cash used in investing activities                                (9,198)              (8,518)              (9,829)
                                                                         ------------------   -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                                                      (5,800)                (277)              (2,109)
  Payments of long-term debt                                                            -               (1,607)                   -
  Dividends paid                                                                  (19,623)             (18,118)             (10,576)
  Proceeds from long-term debt                                                          -                    -                    -
  Proceeds from short-term debt                                                       247                  245                  467
  Minority interest in dividends paid by subsidiaries                              (1,318)              (1,336)                   -
  Payments to acquire treasury stock                                              (85,535)              (5,748)              (6,135)
  Proceeds from exercise of stock options                                          14,103                6,004                2,484
                                                                         ------------------   -----------------    -----------------
              Net cash used in financing activities                               (97,926)             (20,837)             (15,869)
                                                                         ------------------   -----------------    -----------------
EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                          1,585                 (129)                 860
                                                                         ------------------   -----------------    -----------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (56,512)               6,302               34,194
CASH AND CASH EQUIVALENTS, beginning of year                                      149,587              143,285              109,091
                                                                         ------------------   -----------------    -----------------
CASH AND CASH EQUIVALENTS, end of year                                   $         93,075     $        149,587     $        143,285
                                                                         ==================   =================    =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest, net of capitalized interest                              $              -     $             10     $             61
      Income taxes                                                       $         13,804     $          8,904     $         13,399
   Noncash operating activities:
      Deferred taxes resulting from change in minimum pension liability  $          1,276     $            339     $            678
   Noncash financing activities:
      Tax benefit of stock option exercises                              $          2,856     $          3,459     $            825

The accompanying notes are an integral part of these consolidated statements.

                           DELTA AND PINE LAND COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
               FOR THE YEARS ENDED AUGUST 31, 2003, 2004 AND 2005
                      (In thousands, except per share data)

                                                                                           Accumulated
                                                                Capital in                    Other                       Total
                                      Preferred      Common      Excess of     Retained   Comprehensive    Treasury    Stockholders'
                                        Stock        Stock       Par Value     Earnings   Income/(Loss)      Stock        Equity
                                     ------------ ------------- ------------ ----------- --------------- ------------- ------------

Balance at August 31, 2002           $      107   $      3,931  $    51,563  $   172,381 $     (5,939)   $    (19,836) $   202,207
                                                                                                                       ------------
Net income                                    -              -            -       27,805            -               -       27,805
Minimum pension liability
      adjustment, net of
      tax of $0.7 million                     -              -            -            -       (1,122)              -       (1,122)
Foreign currency translation
      adjustment                              -              -            -            -        1,661               -        1,661
Unrealized gain on hedging
      instruments                             -              -            -            -          (42)              -          (42)
                                                                                                                       ------------
      Total comprehensive income                                                                                            28,302
                                                                                                                       ------------
Exercise of stock options and tax
      benefit of stock option
      exercises                               -             22        3,287            -            -               -        3,309
Cash dividends, $0.27 per share               -              -            -      (10,576)           -               -      (10,576)
Purchase of common stock                      -              -            -            -            -          (6,135)      (6,135)
                                     ------------ ------------- ------------ ------------ -------------- ------------  ------------
Balance at August 31, 2003                  107         3,953        54,850      189,610       (5,442)        (25,971)     217,107
                                                                                                                       ------------
Net income                                    -             -             -        5,316            -               -        5,316
Minimum pension liability
      adjustment, net of
      tax of $0.3 million                     -             -             -            -          558               -          558
Foreign currency translation
      adjustment                              -             -             -            -        1,544               -        1,544
Unrealized loss on hedging
      instruments                             -             -             -            -         (396)              -         (396)
                                                                                                                       ------------
      Total comprehensive income                                                                                             7,022
                                                                                                                       ------------
Exercise of stock options and tax
      benefit of stock option
      exercises                               -            63         9,400            -            -               -        9,463
Cash dividends, $0.46 per share               -             -             -      (18,118)           -               -      (18,118)
Purchase of common stock                      -             -             -            -            -          (5,748)      (5,748)
                                     ------------ ------------- ------------ ------------ -------------- ------------  ------------
Balance at August 31, 2004                  107         4,016        64,250      176,808       (3,736)        (31,719)     209,726
                                                                                                                       ------------
Net income                                    -             -             -       42,557            -               -       42,557
Minimum pension liability
      adjustment, net of
      tax of $1.3 million                     -             -             -            -       (2,096)              -       (2,096)
Foreign currency translation
      adjustment                              -             -             -            -        1,169               -        1,169
Unrealized gain on hedging
      instruments                             -             -             -            -          358               -          358
                                                                                                                       ------------
      Total comprehensive income                                                                                            41,988
                                                                                                                       ------------
Exercise of stock options and tax
      benefit of stock option
      exercises                              -            77         16,882            -            -               -       16,959
Amortization of deferred compensation                                   508                                                    508
Cash dividends, $0.51 per share               -             -             -      (19,623)           -               -      (19,623)
Purchase of common stock                      -             -             -            -            -         (85,535)     (85,535)
                                     ------------ ------------- ------------ ------------ ------------- -------------  ------------
Balance at August 31, 2005           $      107   $     4,093   $    81,610  $   199,742  $    (4,305)  $    (117,254) $   164,023
                                     ============ ============= ============ ============ ============= ============== ============


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

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2005 presentation.

Special Charges/Unusual Items

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

Fair Value of Financial Instruments

The fair value of D&PL's financial instruments at August 31, 2005 and 2004, which include cash, receivables, derivatives, accounts payable, and payments to be made to Syngenta, approximates their carrying value.

Income Taxes

D&PL uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws.

Revenue Recognition

Revenues from domestic seed sales are recognized when seed is shipped. Revenues from Bollgard(R), Bollgard II(R) and Roundup Ready(R) licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard, Bollgard II and Roundup Ready cottonseed are based on pre-established planting rates for each of nine geographic regions and consider the number of seed contained in each container (bag or bulk box). International export revenues are recognized upon the later of when seed is shipped or the date letters of credit (or other instruments) are confirmed. Generally, international export sales are not subject to return. Generally, all other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

All of D&PL's domestic seed products (including those containing Bollgard, Bollgard II and Roundup Ready technologies) are subject to return and credit risk, the effects of which vary from year to year. D&PL provides for estimated returns as sales occur. All significant returns occur or are accounted for by fiscal year end. The Company records monthly estimates to account for various sales incentive programs for seed and Monsanto's Bollgard, Bollgard II and Roundup Ready technologies. The majority of program rebates occur during the second, third and fourth quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end.

Research and Development

All research and development costs incurred to breed and produce experimental seed are expensed. Costs incurred to produce sufficient quantities of planting seed needed for commercialization are carried as inventory until such seed is sold. Cotton lint and other by-products of seed production are also carried as inventory until sold.

Accounting for Stock-Based Compensation

As permitted by both SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123," D&PL applies Accounting Principles Board Opinion No. 25 in accounting for its employee stock option plans. Therefore, no compensation expense for stock options is deducted in determining net income, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the grant date. See Note 18 for a description of the plans and our disclosure of the assumptions underlying the pro forma calculations below.

The following table illustrates the effect on net income and earnings per share if D&PL had recorded compensation expense in accordance with the fair value provisions of SFAS No. 123.

                                                              2005                 2004                 2003
                                                        ------------------   -----------------    -----------------
Net income (in thousands):
  As reported                                           $         42,557     $         5,316      $         27,805
  Add:  Total stock-based compensation expense
        included in reported net income, net of
        related tax effects                                          327                  -                      -
  Less: Total stock-based compensation expense
        determined under the fair value based method
        for all awards, net of related tax effects                (5,442)             (2,979)               (3,600)
                                                        ------------------   -----------------    -----------------
  Pro forma                                             $         37,442     $         2,337      $         24,205
                                                        ==================   =================    =================

Basic earnings per share:
  As reported                                           $           1.11     $          0.13      $           0.72
                                                        ==================   =================    =================
  Pro forma                                             $           0.97     $          0.05      $           0.63
                                                        ==================   =================    =================

Diluted earnings per share:
  As reported                                           $           1.08     $          0.13      $           0.70
                                                        ==================   =================    =================
  Pro forma                                             $           0.95     $          0.06      $           0.62
                                                        ==================   =================    =================

Derivative Financial Instruments

D&PL uses various derivative financial instruments to mitigate its risk to variability in cash flows related to soybean purchases and to effectively fix the cost of a significant portion of its soybean raw material inventory. The terms of the hedging derivatives used by D&PL are negotiated to approximate the terms of the forecasted transaction; therefore, D&PL expects the instruments used in hedging transactions to be highly effective in offsetting changes in cash flows of the hedged items. Realized and unrealized hedging gains and losses are recorded as a component of other comprehensive income and are reclassified into cost of sales in the period in which the forecasted transaction affects earnings (i.e., is sold or disposed of) which generally occurs during D&PL's second and third fiscal quarters. Quantities hedged that do not exceed the forecasted transactions are accounted for as cash flow hedges in the manner discussed above. However, to the extent that the quantities hedged exceed the forecasted transactions due to intra-season changes to the sales forecast where it is probable that the originally forecasted transaction will no longer occur, D&PL accounts for gains and losses on these derivative instruments as discontinued cash flow hedges, whereby they are immediately recorded as a component of net income. D&PL does not enter into any derivative instruments that extend beyond the close of the following fiscal year. D&PL does not enter into speculative hedges or purchase or hold any derivative financial instruments for trading purposes.

Impairment of Long-Lived Assets

D&PL assesses recoverability and impairment of identifiable intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recorded goodwill is tested annually during the fourth quarter of each fiscal year for impairment by comparing its implied fair value to its carrying value. Based on management's impairment tests during the fourth quarters of 2005 and 2004, management determined that none of the goodwill was impaired. For other long-lived assets, D&PL determines if the unamortized balance can be recovered through projected future operating cash flows. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized, and D&PL continues to amortize its other long-lived assets based on the remaining estimated useful life.

Use of Estimates

The preparation of D&PL's consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: damaged, obsolete and excess inventory, income tax liabilities, allowances for sales returns and marketing programs, allowance for doubtful accounts, employee benefit plans and contingent liabilities.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3". Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on D&PL's consolidated financial statements.

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". This statement's amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on D&PL's consolidated financial statements.

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

SFAS No. 123(R), "Share-Based Payment," issued in December 2004, is a revision of FASB No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This statement will apply to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. SFAS No. 123(R) will be effective for D&PL in the first quarter of fiscal year 2006. The Company has not yet made any decisions about how it will adopt SFAS 123(R). However, the pro forma net income effect of using the fair value method for the years ended August 31, 2005, 2004 and 2003 is presented in Note 1 above. The pro forma compensation costs presented in Note 1 above and in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts that should be expected in future years. D&PL has not made any decisions about which option-pricing model is most appropriate for future awards. The Company has not determined the impact, if any, that this statement will have on D&PL's consolidated financial position or results of operations.

2.   INVENTORIES

Inventories at August 31, consisted of the following (in thousands):

                                             2005                   2004
                                      -------------------    -------------------

       Finished goods                 $          19,713      $          24,867
       Raw materials                             13,156                 14,333
       Growing crops                                818                  1,432
       Supplies                                   1,101                  1,040
                                      -------------------    -------------------
                                                 34,788                 41,672
       Less reserves                             (8,163)               (11,521)
                                      -------------------    -------------------
                                      $          26,625      $          30,151
                                      ===================    ===================

Finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. Elements of cost in inventories include raw materials, direct production costs, manufacturing overhead and immaterial general and administrative expenses. Inventory reserves relate to estimated damaged, obsolete and excess inventory. The provision recorded for damaged, obsolete and excess inventory for the years ended August 31, 2005, 2004 and 2003 was $12,997,000, $12,299,000, and $7,478,000, respectively. See Note 15 for a description of hedging activities.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at August 31, consisted of the following (in thousands):

                                              2005                   2004
                                      -------------------    -------------------

       Land and improvements          $            6,263     $            5,981
       Buildings and improvements                 43,018                 42,228
       Machinery and equipment                    63,142                 59,125
       Germplasm                                   7,500                  7,500
       Breeder and foundation seed                 2,000                  2,000
       Construction in progress                    2,564                  2,538
                                      -------------------    -------------------
                                                 124,487                119,372
       Less accumulated depreciation             (64,329)               (57,384)
                                      -------------------    -------------------
                                      $           60,158     $           61,988
                                      ===================    ===================

Depreciation expense was approximately $8,250,000, $7,980,000 and $7,490,000 in 2005, 2004, and 2003, respectively.

4.    INTANGIBLES

The components of identifiable intangible assets at August 31, consisted of the following (in thousands):

                                                       2005                                  2004
                                        ------------------------------------  ------------------------------------
                                             Gross                                 Gross
                                            Carrying          Accumulated         Carrying         Accumulated
                                             Amount           Amortization         Amount          Amortization
                                        -----------------  -----------------  -----------------  -----------------
       Trademarks                       $          3,182   $           (958)  $          3,182   $           (879)
       Commercialization agreements                  400               (121)               400                (93)
       Licenses                                    1,100               (192)             1,100                (83)
       Patents                                     1,640               (116)               772                (97)
       Other                                       2,096             (1,071)             1,986               (817)
                                        -----------------  -----------------  -----------------  -----------------
                                        $          8,418   $         (2,458)  $          7,440   $         (1,969)
                                        =================  =================  =================  =================

Amortization expense for identifiable intangible assets during the years ended August 31, 2005, 2004, and 2003 was approximately $410,000, $380,000, and
$270,000, respectively. Identifiable intangible asset amortization expense is estimated to be $500,000 in each of the fiscal years from 2006 through 2007 and $400,000 in each of the fiscal years from 2008 through 2010.

During the fourth quarters of fiscal 2005 and 2004, "EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED" ("goodwill") was tested for impairment by comparing its implied fair value to its carrying value. Based on management's impairment test, management determined that none of the goodwill was impaired.

5. INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax Cotton, LLC, a limited liability company jointly owned with Verdia, Inc. Verdia was acquired by DuPont on July 2, 2004. Established in May 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cottonseed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the years ended August 31, 2005, 2004 and 2003, D&PL's equity in the net loss of DeltaMax was $2,787,000, $3,551,000, and $1,977,000, respectively.

6. LONG-TERM DEBT

The amounts reported in the Consolidated Balance Sheets as "Current Maturities of Long-Term Debt" and "Long-Term Debt" at August 31, 2005 primarily relate to payments to be made to Syngenta Crop Protection AG ("Syngenta") related to the acquisition of certain licenses. See Note 16 for more information on the transaction.

7. ACCRUED EXPENSES

Accrued expenses at August 31, consisted of the following (in thousands):

                                               2005                   2004
                                          ----------------     -----------------
    Bollgard, Bollgard II and Roundup
      Ready royalties and related
      expenses due to Monsanto            $       179,412      $        149,984
    Sales allowances                               15,106                12,281
    Dividends                                       5,419                 4,619
    Other accrued expenses                         21,887                21,006
                                          ----------------     -----------------
                                          $       221,824      $        187,890
                                          ================     =================

8.   INCOME TAXES

The provisions for income taxes for the years ended August 31, consisted of the following (in thousands):

                               2005                 2004                2003
                        -----------------   -----------------   ----------------
         Current-
           Federal      $         18,606    $         12,078    $        10,891
           State                   1,997               1,226              1,216
         Deferred-
           Federal                 1,813             (10,232)             2,347
           State                     230              (1,678)               289
                        -----------------   -----------------   ----------------
                        $         22,646    $          1,394    $        14,743
                        =================   =================   ================

The differences between the statutory federal income tax rate and the effective tax rate are as follows:

                                                                            2005                2004                 2003
                                                                      -----------------   ------------------   ------------------
        Statutory rate                                                      35.0%               35.0%                35.0%
        Increases (decreases) in tax resulting from:
           State taxes, net of federal tax benefit                           2.2                (4.4)                 2.3
           Research and development tax credits                             (1.1)               (9.3)                (1.2)
           Foreign activities                                               (1.0)               (3.1)                (1.6)
           Other                                                            (0.4)                2.6                  0.2
                                                                      -----------------   ------------------   ------------------
        Effective tax rate                                                  34.7%               20.8%                34.7%
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

Deferred income taxes at August 31, consisted of the following (in thousands):

                                              2005                   2004
                                      -------------------    -------------------
 Deferred tax assets:
   Inventory                          $          2,954       $           4,048
   Litigation costs                                453                   1,129
   Pension                                       1,984                     955
   Capitalized licenses (Syngenta)              13,839                  14,541
   Other                                         1,932                   3,327
                                      -------------------    -------------------
                                      $         21,162       $          24,000
                                      ===================    ===================
 Deferred tax liabilities:
   Property and intangibles           $         (4,046)      $          (3,615)
   Other                                           (53)                 (3,018)
                                      -------------------    -------------------
                                                (4,099)                 (6,633)
                                      -------------------    -------------------
   Net deferred income taxes          $         17,063       $          17,367
                                      ===================    ===================

The Company has not provided for income taxes on the undistributed earnings of certain foreign subsidiaries where the earnings are expected to be permanently reinvested outside the United States. However, if taxes were provided on these earnings, such taxes are not expected to be material to the Company's consolidated financial statements.

The American Jobs Creation Act of 2004 provides a one-time opportunity for U.S. corporations to elect to deduct 85% of certain cash dividends from controlled foreign corporations, provided certain qualifications are met as to the amounts of the dividends and the use of the repatriated funds. The Company has not yet completed its evaluation of these provisions, but will do so by the end of calendar year 2005.

9.   LEASES

D&PL leases a portion of the real estate and machinery and equipment used in its operations under operating lease arrangements. Substantially all rent expense is recorded as cost of sales. D&PL does not have any capital leases. Future minimum rental payments after 2005 under operating leases with initial or remaining non-cancelable terms in excess of one year are as follows:

                                  2006     $ 511,000
                                  2007     $ 467,000
                                  2008     $  83,000
                                  2009     $  79,000
                                  2010     $  34,000

Rent and lease expense approximated $3,059,000, $2,558,000, and $2,767,000 in 2005, 2004 and 2003, respectively.

10. Credit Facility

On April 15, 2005, Delta and Pine Land Company and certain of its subsidiaries entered into an unsecured $75 million credit agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank"). The Credit Agreement provides for unsecured revolving loans up to a maximum aggregate amount outstanding of $75 million, plus Letters of Credit which were outstanding prior to the execution of the Credit Agreement in the amount of approximately $2 million. Of the total commitment, $50 million represents a seasonal commitment available from October to July of each year. The Credit Agreement expires on July 31, 2006, at which time all outstanding amounts under the Credit Agreement would be due and payable, subject to the Company's right to request a one-year extension and the Bank's acceptance of that request. On October 10, 2005, the Company requested an extension of the Credit Agreement and negotiations regarding this extension are underway.

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

As of August 31, 2005, there were no loans outstanding under the Credit Agreement, other than the existing Letters of Credit discussed above.

11.  EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

Substantially all full-time employees are covered by a noncontributory defined benefit plan (the "Plan"). Benefits are paid to employees, or their beneficiaries, upon retirement, death or disability based on their final average compensation over the highest consecutive five years. D&PL's funding policy is to make contributions to the Plan that are at least equal to the minimum amounts required to be funded in accordance with the provisions of ERISA. D&PL expects to contribute $2 million to the Plan in 2006.

Effective January 1992, D&PL adopted a Supplemental Executive Retirement Plan (the "SERP"), which will pay supplemental pension benefits to certain employees whose benefits from the Plan were decreased as a result of certain changes made to the Plan. The benefits from the SERP will be paid in addition to any benefits the participants may receive under the Plan and will be paid from Company assets, not Plan assets. D&PL does not expect to contribute to the SERP in 2006.

The measurement of Plan and SERP assets and obligations was performed as of June
30. The following table provides a reconciliation of the changes in the Plan's and SERP's benefit obligations and fair value of assets over the two-year period ended August 31, 2005, and a statement of the funded status as of August 31, 2005 and 2004.

                                                                Plan                                      SERP
                                                --------------------------------------   ---------------------------------------
                                                      2005                 2004                2005                 2004
                                                -----------------    -----------------   ------------------   ------------------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at beginning of year         $     17,866,000     $     16,848,000    $        607,000     $        616,000
     Service cost                                        853,000              832,000                  -                 9,000
     Interest cost                                     1,094,000              989,000              36,000               35,000
     Actuarial loss (gain)                             3,142,000             (121,000)             39,000               (4,000)
     Benefits paid                                      (691,000)            (682,000)            (49,000)             (49,000)
                                                -----------------    -----------------   ------------------   ------------------
Benefit obligation at end of year               $     22,264,000     $     17,866,000    $        633,000     $        607,000
                                                =================    =================   ==================   ==================

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year  $     13,215,000     $     10,188,000    $        339,000     $        362,000
     Actual return on plan assets                        356,000            1,101,000              10,000               27,000
     Company contributions                             1,500,000            2,700,000                   -                    -
     Benefits paid                                      (691,000)            (682,000)            (49,000)             (49,000)
     Expenses                                            (87,000)             (92,000)             (1,000)              (1,000)
                                                -----------------    -----------------   ------------------   ------------------
Fair value of plan assets at end of year        $     14,293,000     $     13,215,000    $        299,000     $        339,000
                                                =================    =================   ==================   ==================

Funded status                                   $     (7,971,000)          (4,651,000)           (334,000)            (268,000)
Unrecognized prior service cost                           15,000               36,000                   -                    -
Unrecognized net loss                                  9,354,000            5,781,000              56,000                    -
                                                -----------------    -----------------   ------------------   ------------------
Prepaid (accrued) pension cost                  $      1,398,000     $      1,166,000    $       (278,000)    $       (268,000)
                                                =================    =================   ==================   ==================

                                                                Plan                                      SERP
                                                --------------------------------------   ---------------------------------------
                                                      2005                 2004                2005                 2004
                                                -----------------    -----------------   ------------------   ------------------
AMOUNTS REFLECTED IN THE BALANCE SHEET AT
AUGUST 31:
     Prepaid (accrued) benefit cost             $      1,398,000     $      1,166,000    $       (278,000)    $      (268,000)
     Minimum pension liability                        (7,104,000)          (3,809,000)            (56,000)                  -
     Accumulated other comprehensive loss              7,089,000            3,773,000              56,000                   -
     Intangible asset                                     15,000               36,000                   -                   -
                                                -----------------    -----------------   ------------------   ------------------
                                                $      1,398,000     $      1,166,000    $       (278,000)    $      (268,000)
                                                =================    =================   ==================   ==================

The accumulated benefit obligation for the Plan was $19,999,000 and $15,858,000 as of August 31, 2005 and 2004, respectively. The accumulated benefit obligation for the SERP was $633,000 and $607,000 as of August 31, 2005 and 2004, respectively.

Periodic Pension Expense:

                                                  Plan                                       SERP
                                 ----------------------------------------- -----------------------------------------
                                    2005          2004           2003         2005           2004          2003
                                 ------------  ------------  ------------- ------------  -------------  ------------
Service cost                     $   853,000   $   832,000   $    638,000  $         -    $    9,000    $      8,000
Interest cost on projected
 benefit obligation                1,094,000       989,000        915,000       36,000        35,000          38,000
Expected return on assets         (1,088,000)     (921,000)      (687,000)     (26,000)      (28,000)        (32,000)
Recognized loss (gain)               406,000       472,000        263,000       (2,000)       50,000         186,000
Amortization of prior
  service cost                         3,000         3,000          3,000            -             -               -
                                 ------------  ------------  ------------- ------------  -------------  ------------
Net periodic pension
  expense                        $ 1,268,000   $ 1,375,000   $  1,132,000   $    8,000   $    66,000    $    200,000
                                 ============  ============  ============= ============  =============  ============
Company contributions            $ 1,500,000   $ 2,700,000   $  1,500,000   $        -   $         -    $          -
                                 ============  ============  ============= ============  =============  ============


                                                                 Plan                                      SERP
                                                 --------------------------------------   ---------------------------------------
                                                       2005                2004                 2005                 2004
                                                 -----------------   ------------------   ------------------   ------------------
Weighted-average assumptions used to determine
benefit obligations at August 31:
     Discount rate                                        5.25%               6.25%                5.25%                6.25%
     Rate of compensation increases                       3.50%               4.00%                3.50%                4.00%

Weighted-average assumptions used to determine
net periodic benefit cost for years ended
August 31:
     Discount rate                                        6.25%               6.00%                6.25%                6.00%
     Expected long-term return on plan assets             8.50%               8.50%                8.50%                8.50%
     Rate of compensation increase                        4.00%               4.00%                4.00%                4.00%

The expected long-term rate of return assumptions for each asset class are selected based on historical relationships between the assets classes and the economic and capital market environments updated for current conditions.

D&PL's Plan and SERP asset allocations as of the measurement dates of June 30, 2005 and 2004 are as follows:

                                                                Plan                                      SERP
                                                --------------------------------------   ---------------------------------------
                                                      2005                 2004                2005                 2004
                                                -----------------    -----------------   ------------------   ------------------
Asset Category
     Common stocks                                            70%                  70%                 73%                  72%
     Preferred stocks                                         15%                  18%                 26%                  27%
     Temporary investments                                    15%                  12%                  1%                   1%
                                                -----------------    -----------------   ------------------   ------------------
     Total                                                   100%                 100%                100%                 100%
                                                =================    =================   ==================   ==================

The Plan and SERP plan assets are managed by an independent portfolio manager as balanced accounts with assets invested in fixed income securities (including preferred stocks, corporate bonds and debentures) and equities (including common stocks). The target range for asset allocation is 20% to 40% for fixed income securities and 60% to 80% for equities.

A primary risk control is the limiting of any one equity position to no more than 8% of the value of the equity portion of the portfolio. No derivatives are used in portfolio construction. No Plan or SERP assets were invested in D&PL common stock at June 30, 2005 or 2004.

At August 31, 2005, total future Plan and SERP benefits are estimated as follows:

                                           Plan                 SERP
                                    -----------------    -----------------

     2006                           $        769,000     $         63,000
     2007                                    782,000               63,000
     2008                                    827,000               63,000
     2009                                    892,000               63,000
     2010                                    972,000               63,000
     Years 2011-2015                       5,388,000              314,000

Defined Contribution Plan

D&PL sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees of D&PL. D&PL, at its option, may elect to make matching contributions to the Plan. No matching contributions were made in 2005, 2004 or 2003.

12. MAJOR CUSTOMERS

In fiscal 2005, 2004 and 2003, seed sales to each of three customers and the related licensing fees ultimately billed to farmers for sales made by these customers for transgenic products comprised more than 10% of total sales and licensing fees. The table below presents the approximate amount of annual sales and licensing fees to each of the customers. These amounts were reported in D&PL's domestic segment.

     Customer            2005                  2004                  2003
 ---------------  ------------------   -------------------   -------------------
      A                $41,245,000           $38,820,000           $32,275,000
      B                 77,865,000            66,156,000            57,580,000
      C                 69,306,000            55,388,000            55,438,000

13. BUSINESS SEGMENT INFORMATION

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

Information about D&PL's segments for the years ended August 31, is as follows (in thousands):

                                             2005                  2004                  2003
                                        ---------------       ---------------       ---------------
Net sales and licensing fees
     Domestic                           $     325,621         $      276,410        $      255,133
     International                             40,464                 36,355                28,666
                                        ---------------       ---------------       ---------------
                                        $     366,085         $      312,765        $      283,799
                                        ===============       ===============       ===============

Net sales and licensing fees
     Cottonseed                         $     342,918         $      282,233        $      257,158
     Soybean seed                              21,051                 26,951                21,670
     Other                                      2,116                  3,581                 4,971
                                        ---------------       ---------------       ---------------
                                        $     366,085         $      312,765        $      283,799
                                        ===============       ===============       ===============

Operating income
     Domestic                           $      64,786         $       17,199        $       55,170
     International                              6,929                  4,361                 1,537
                                        ---------------       ---------------       ---------------
                                        $      71,715         $       21,560        $       56,707
                                        ===============       ===============       ===============

Capital expenditures
     Domestic                           $       4,200         $        4,240        $        5,613
     International                              2,469                  1,809                 2,685
                                        ---------------       ---------------       ---------------
                                        $       6,669         $        6,049        $        8,298
                                        ===============       ===============       ===============

Depreciation and amortization
     Domestic                           $       6,836         $        6,762        $        6,559
     International                              1,825                  1,602                 1,200
                                        ---------------       ---------------       ---------------
                                        $       8,661         $        8,364        $        7,759
                                        ===============       ===============       ===============

Information about the financial position of D&PL's segments as of August 31, is as follows (in thousands):

                                             2005                  2004
                                        ---------------       ---------------
Long-term assets
    Domestic                            $      65,898          $     65,210
    International                              16,607                16,338
                                        ---------------       ---------------
                                        $      82,505          $     81,548
                                        ===============       ===============

Total assets
    Domestic                            $     408,784          $    428,444
    International                              30,400                28,579
                                        ---------------       ---------------
                                        $     439,184          $    457,023
                                        ===============       ===============

14.  RELATED PARTY TRANSACTIONS

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

During 2005, 2004 and 2003, a partner of a law firm that represents D&PL was also a stockholder and D&PL's corporate secretary. D&PL paid legal fees to this firm of approximately $962,000, $929,000, and $633,000 in 2005, 2004 and 2003,
respectively.

During 2005, 2004 and 2003, DeltaMax paid Temasek Life Science Laboratory ("TLL") approximately $1,465,000, $1,118,000 and $811,000, respectively, for research activities TLL conducted for DeltaMax. TLL is a related party of Temasek Capital and Temasek Holdings. Dr. Chua, a member of the Board of Directors of D&PL, was the Chief Scientific Advisor of Temasek Capital from April 2001 to March 2003 and was appointed to be Corporate Advisor to Temasek Holdings in April 2003 through March 2006, and has advised TLL since April 2004. Dr. Chua has been a paid consultant to Pioneer Hi-Bred International, Inc., a DuPont subsidiary, for several years and continues in this capacity. In July 2004, DuPont acquired Verdia, Inc., which owns 50% of DeltaMax (see Note 5).

15. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated other comprehensive loss includes the following related to the Company's soybean hedging program for the years ended August 31, 2005 and 2004 (in thousands):

                                                    2005                2004
                                                --------------    --------------

 Deferred net (loss) gain, beginning of year    $      (134)      $        262

   Net (losses) gains on hedging instruments
       arising during the year                         (116)                60
   Reclassification adjustment of losses(gains)
       on hedging instruments to earnings               474               (456)
                                                --------------    --------------
 Net change in accumulated other comprehensive
       loss                                             358               (396)
                                                --------------    --------------
 Deferred net gain (loss), end of year          $       224       $       (134)
                                                ==============    ==============

The deferred net gain of $224,000 included in accumulated other comprehensive loss at August 31, 2005, consists of net realized gains of $234,000 and net unrealized losses of $10,000, which will be recognized in earnings within the next twelve months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions.

For the years ended August 31, 2005 and August 31, 2004, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges.

16. IN-PROCESS RESEARCH AND DEVELOPMENT

In August 2004, D&PL entered into an acquisition agreement with Syngenta to purchase global licenses to develop and commercialize Syngenta's insect resistance technology in cottonseed. In addition, D&PL purchased licenses to a wide range of other Syngenta enabling technologies that may be useful in developing new products for use in cottonseed and soybean seed. In return for the licenses, D&PL is to pay Syngenta approximately $46.8 million in installments due primarily through the first quarter of 2008. Under the acquisition agreement, D&PL paid Syngenta $14.1 million at closing in 2004 and paid Syngenta $5.8 million during 2005. D&PL is further required to make future payments of $10.15 million in 2006, $5.95 million in 2007, and $1.6 million in 2008. Of the $46.8 million purchase price, contingent payments of $1.6 million in 2008, $3.1 million in 2009, $3.0 million in 2010, and $1.5 million in 2011 may also have to be made under the agreements.

At the purchase date, an amount equal to the present value of the payments required to be made was capitalized as an intangible asset of $36,225,000, and then immediately expensed in the 2004 Consolidated Statement of Income, as the technologies to which D&PL purchased licenses were in-process research and development (IPR&D) projects that had not yet reached technological feasibility and had no alternative future use. Payments to be made after the first quarter of 2008 are contingent on certain events occurring, and thus were not included in the amount capitalized and then written off as IPR&D. Related transaction costs of approximately $2,307,000 primarily related to professional fees are also included in the caption "In-process research and development and related transaction costs" in the Consolidated Statement of Income.

The present value of the amounts to be paid through the first quarter of 2008 was computed based on discount rates that approximated borrowing rates that D&PL would incur on borrowings with similar maturities as the payments required to be made. Accordingly, the discount rate used for the payments to be made one, two and three and one-half years after the purchase date was 3.28%, 3.84% and 4.25%, respectively. The amount due to Syngenta within the next twelve months is reported in the Consolidated Balance Sheet as "Current Maturities of Long-Term Debt" under Current Liabilities. The balance of the remaining payments due through the first quarter of 2008 is reported as "Long-Term Debt."

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

In July 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), pertaining to matters under the Bollgard and Roundup Ready Licenses for the United States and matters under license agreements for Argentina and the Republic of South Africa. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices were submitted to a panel of senior executives (the "Executive Panel"). Monsanto subsequently withdrew from the Executive Panel the issue involving the license agreements for the Republic of South Africa and submitted to the Executive Panel one additional issue of interpretation of the Bollgard and Roundup Ready Licenses for the United States. Issues arising from operations in Argentina and issues involving technology fees and interest have been settled and are no longer in dispute. On May 20, 2004, Monsanto submitted to arbitration before the American Arbitration Association two unresolved issues: whether D&M Partners has paid Monsanto all royalties due and whether D&PL has made unauthorized transfers of materials containing Monsanto technology. In this arbitration proceeding, Monsanto seeks an adjudication of its alleged right to terminate the Bollgard and Roundup Ready Licenses, to dissolve D&M Partners, to obtain an accounting and to receive monetary damages and a return or destruction of materials containing Monsanto technologies. D&PL denies the claims asserted by Monsanto in the arbitration filing and has filed appropriate responses to Monsanto's claims and filed three counterclaims based on the issues submitted by D&PL to the Executive Panel. The parties are
------------------------

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

A corporation owned by the son of D&PL's former Guatemalan distributor sued D&PL in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzales (approximately $696,329 at October 31, 2005 exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make available seed for sale in Central
America and Mexico. D&PL believes that the resolution of this matter will not have a material impact on the consolidated financial statements.

D&PL vs. Monsanto Company and Pharmacia Corporation

On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") effectively terminating Monsanto's efforts to gain government approval of the merger of Monsanto with D&PL under the May 8, 1998 Merger Agreement. On December 30, 1999, D&PL filed suit in the First Judicial District of Bolivar County,
Mississippi, seeking, among other things, the payment of the $81 million termination fee due pursuant to the Merger Agreement, compensatory damages and punitive damages. On January 2, 2000, D&PL and Monsanto reached an agreement whereby D&PL would withdraw the suit, without prejudice, for the purpose of negotiating a settlement of D&PL's claims, and Monsanto would immediately pay the $81 million. On January 3, 2000, Monsanto paid to D&PL the termination fee of $81 million as required by the Merger Agreement. On January 18, 2000, after unsuccessful negotiations, D&PL re-filed its suit. D&PL seeks in excess of $1 billion in compensatory and $1 billion in punitive damages for breach of the Merger Agreement between the parties.

On September 12, 2003, Monsanto amended its answer to include four counterclaims against D&PL. Monsanto is seeking unspecified damages for its counterclaims, including the $81 million paid by Monsanto to D&PL as a termination fee and related expenses. D&PL answered the counterclaims, denying all liability, and D&PL intends to vigorously defend itself against these counterclaims. On December 21, 2004, Monsanto filed a motion to amend its answer to withdraw two of its four counterclaims. On February 17, 2005, D&PL filed a motion with the trial court to amend its complaint to add a claim against Monsanto for fraudulently inducing D&PL to extend the deadline to complete the merger with Monsanto. The Mississippi Supreme Court has stayed the proceedings in this case pending the resolution of two interlocutory appeals filed by D&PL. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.

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

Long Term Incentive Plans

The 1993 Stock Option Plan authorized the issuance of options to purchase up to 2,560,000 shares (after effect of all stock splits) of Common Stock at an option price not less than the market price on the date of grant.

The 1995 Long-Term Incentive Plan, as amended and restated in March 2000, (the "LTIP") allows for the awarding of stock options to officers, key employees and directors. The amended and restated 1995 plan eliminates the ability of the Board of Directors to award stock appreciation rights, restricted shares of common stock and performance unit credits. Under the LTIP, options to purchase 5,120,000 shares (after effect of stock splits) of Common Stock of D&PL were available for grant. Shares subject to options and awards which expire unexercised are available for new option grants and awards under the LTIP. New members of the Board of Directors receive automatic grants of options to purchase 62,222 shares upon being named to the Board and each director is given an additional annual grant of options to purchase 2,666 shares for each of the second through sixth year each director serves as such (which grants began in 1998). At the March 30, 2000 Annual Meeting, the Board of Directors agreed to grant options to each Director for 80,000 shares of D&PL Common Stock. Such options are exercisable ratably over five years commencing after one year from the date of grant.

The 2005 Omnibus Stock Plan ("2005 Stock Plan"), approved by the shareholders in January 2005, provides the grant of (a) incentive stock options as defined in the Internal Revenue Code of 1986, as amended, (b) non-qualified stock options,
(c) restricted stock, and (d) restricted stock units to D&PL's employees, independent contractors and members of the Board of Directors for the purpose of encouraging share ownership of D&PL. Up to 4,500,000 shares shall be available for grants of awards under the Plan. The maximum number of shares which may be issued for awards of restricted stock and restricted stock units is 2,100,000 shares and the maximum for options is 2,400,000. The Compensation Committee of the Board of Directors administers the Plan and has sole discretion regarding the exercisability of the option grants. Any lapsed awards shall again be available under this plan.

During 2005, approximately 1.1 million stock options were granted under the LTIP and the 2005 Stock Plan, most of which were granted at exercise prices above the fair market value of D&PL Common Stock at the time of grant. These options were all vested as of August 31, 2005.

Additional information regarding stock options granted and outstanding is summarized below:

                                        Number of
                                         Shares              Price Range
                                      -------------     -----------   ----------
Outstanding at August 31, 2002         4,037,819        $    4.67      $  47.31
Granted                                  258,554            18.28         23.99
Exercised                               (213,545)            4.67         24.25
Lapsed or canceled                       (98,846)           17.85         41.69
                                      -------------     -----------   ----------
Outstanding at August 31, 2003         3,983,982             4.67         47.31
Granted                                   35,332            22.61         25.50
Exercised                               (637,704)            4.67         22.36
Lapsed or canceled                       (51,977)            4.67         22.67
                                      -------------     -----------   ----------
Outstanding at August 31, 2004         3,329,633            10.69         47.31
Granted                                1,170,548            26.02         30.06
Exercised                               (766,109)           10.69         26.82
Lapsed or canceled                       (29,890)           17.78         26.82
                                      -------------     -----------   ----------
Outstanding at August 31, 2005         3,704,182        $   10.69      $  47.31
                                      =============     ===========   ==========

The weighted average fair values of options granted in 2005, 2004 and 2003 were $4.64, $6.14, and $6.41 per share, respectively. The fair value for these options was estimated at the date of grant, using a Black-Scholes Option Pricing Model with the following assumptions:

                                 2005                2004               2003
                           --------------     ---------------    ---------------
Expected dividend yield            1.48%               1.00%              1.00%
Expected option lives            4 years             8 years            8 years
Expected volatility               19.81%              16.01%             24.99%
Risk-free interest rates           3.96%               3.82%              3.07%

The following table summarizes certain information about outstanding and exercisable stock options at August 31, 2005:

                                           Options Outstanding                          Options Exercisable
                          -----------------------------------------------------    -------------------------------

                                            Weighted Average         Weighted                           Weighted
                                               Remaining             Average                            Average
Exercise Price                              Contractual Life         Exercise                           Exercise
      Range                  Number            in Years                Price            Number            Price
---------------------     -------------    -------------------    -------------    --------------    -------------
  $10.69 to 19.99            1,646,274            5.2             $      18.95         1,309,339       $ 19.06
  $20.00 to 29.99            1,771,791            4.9                    25.95         1,631,552         26.00
  $30.00 to 39.99              284,117            5.5                    31.74           284,117         31.74
  $40.00 to 47.31                2,000            2.7                    47.31             2,000         47.31
                          -------------                                            --------------
                             3,704,182            5.1                    23.30         3,227,008         23.70
                          =============                                            ==============

On May 18, 2005, the Company issued approximately 145,000 shares of Restricted Stock to its employees under the provisions of the 2005 Stock Plan. Pursuant to the 2005 Stock Plan, Restricted Stock is a Stock Award under which the shares are subject to forfeiture should the participant not be employed by the Company on the date or dates specified in the Stock Award or should the performance goals, if any, specified in the Stock Award not be met. The Stock Award for this particular issuance did not contain any performance goals. Ownership of these instruments vest to the holders over a three-year period, as follows: 40% on May 19, 2006; 30% on May 18, 2007; and 30% on May 18, 2008.

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

Deferred compensation expense of approximately $4.4 million related to the Restricted Stock and RSU's will be recognized over the three-year vesting period based on the percentage of the units vesting in each respective year. The deferred compensation expense was calculated based on the market price of the Company's common stock on the date of grant, which was $26.31. For the year ended August 31, 2005, the Company recognized approximately $508,000 of compensation expense related to these instruments.

Treasury Stock

In February 2000, the Board of Directors authorized a program for the repurchase of up to $50 million of D&PL's common stock. The shares repurchased under this program were used to provide for option exercises, the potential conversion of D&PL's Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2005, D&PL had repurchased 2,229,900 shares at an aggregate purchase price of approximately $47,505,000 under this program. This repurchase plan was terminated and replaced by the June 2005 plan discussed below.

On May 24, 2005, D&PL completed the purchase of 2,374,940 shares of its common stock pursuant to a modified "Dutch auction" tender offer that was announced on April 20, 2005, under a new plan separately approved by the Board of Directors. The shares were purchased for $27.00 per share for an aggregate purchase price of $64,123,380. The Company also incurred associated expenses of approximately $675,000 in connection with the acquisition of these shares (primarily related to legal and advisory services) that have been recorded as a component of treasury stock.

On June 30, 2005, D&PL's Board of Directors authorized a new share repurchase program to buy up to an additional $50 million of the Company's common stock. This program replaces the plan established in February 2000. At August 31, 2005, D&PL had repurchased 110,000 shares at an aggregate purchase price of approximately $2,807,000 under this plan.

Earnings Per Share

Dilutive common share equivalents consist of D&PL's Series M Convertible Non-Voting Preferred shares, the outstanding options to purchase D&PL's common stock that have been issued under the 1993 Stock Option Plan, the 1995 Long-Term Incentive Plan and the 2005 Omnibus Stock Plan and the outstanding Restricted Stock and Restricted Stock Units which have been issued under the 2005 Omnibus Stock Plan. Approximately 599,000, 551,000 and 1,117,000 outstanding common stock options were not included in the computation of diluted earnings per share for the years ended August 31, 2005, 2004 and 2003, respectively, because the effect of their exercise was not dilutive based on the average market price of D&PL's common stock for each respective reporting period. For the year ended August 31, 2005, the Restricted Stock and Restricted Stock Units were not included in the computation of diluted earnings per share as they were anti-dilutive in the period presented. The number of dilutive common share equivalents issued in the current year to include or exclude in the computation of diluted earnings per share is calculated based on the length of time they have been outstanding. The excluded options expire at various dates from 2007 to 2015.

The table below reconciles the basic and diluted per share computations:

                                                               For the Years Ended August 31,
                                                               -------------------------------
                                                          2005                2004               2003
                                                     ----------------    ---------------     -------------
Income (in thousands):
Net income                                           $       42,557      $       5,316       $     27,805
Less:  Preferred stock dividends                               (544)              (491)              (288)
                                                     ----------------    ---------------     -------------
Net income for basic EPS                                     42,013              4,825             27,517
Effect of Dilutive Securities:
Convertible Preferred Stock Dividends                           544                491                288
                                                     ----------------    ---------------     -------------
Net income available to common
stockholders plus assumed conversions - for
diluted EPS                                          $       42,557      $       5,316       $     27,805
                                                     ================    ===============     =============
Shares (in thousands):
Basic EPS shares                                             37,958             38,250             38,113
Effect of Dilutive Securities:
Options to purchase common stock                                345                353                414
Convertible preferred stock                                   1,067              1,067              1,067
                                                     ----------------    ---------------     -------------
Diluted EPS shares                                           39,370             39,670             39,594
                                                     ================    ===============     =============
Per Share Amounts:
Basic                                                $         1.11      $        0.13       $       0.72
                                                     ================    ===============     =============
Diluted                                              $         1.08      $        0.13       $       0.70
                                                     ================    ===============     =============

Shares Outstanding

Additional information regarding shares outstanding is summarized below:

Common Shares                           Number of
                                         Shares
                                      --------------
Outstanding at August 31, 2002          38,204,405
Exercises of stock options                 213,545
Purchases of common stock                 (310,100)
                                      --------------
Outstanding at August 31, 2003          38,107,850
Exercises of stock options                 637,704
Purchases of common stock                 (250,200)
                                      --------------
Outstanding at August 31, 2004          38,495,354
Exercises of stock options                 766,109
Purchases of common stock               (3,161,640)
                                      --------------
Outstanding at August 31, 2005          36,099,823
                                      ==============

19.   UNAUDITED QUARTERLY FINANCIAL DATA

All of D&PL's domestic seed products (including those containing Bollgard, Bollgard II and Roundup Ready technologies) are subject to return and credit risks, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales and net income, are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season (during D&PL's third and fourth fiscal quarters). D&PL provides for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to D&PL's operating results are recorded when such differences become known, typically in D&PL's fourth quarter. All significant returns occur or are accounted for by fiscal year end. D&PL also offers various sales incentive programs for seed and participate in such programs related to the Bollgard, Bollgard II and Roundup Ready technology fees offered by Monsanto. Generally, under these programs, if a farmer plants his seed and the crop is lost (usually due to inclement weather) by a certain date, a portion of the price of the seed and technology fees are forgiven or rebated to the farmer. The amount of the refund and the impact to D&PL depends on a number of factors including whether the farmer can replant the crop that was destroyed. D&PL records monthly estimates to account for these programs. The majority of program rebates occur during the second, third and fourth quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end. Generally, international sales are not subject to return. A substantial portion of Company sales is concentrated in the second and third fiscal quarters. As a result, D&PL generally expects to incur losses in the first and fourth quarters. Management believes that such seasonality is common throughout the seed industry.

Summarized unaudited quarterly financial data is as follows: (In thousands, except per share data)

   ----------------------------------------------------------------------------------------------------------
   Fiscal 2005:  Three months ended
                                               November 30      February 28       May 31         August 31
   ----------------------------------------------------------------------------------------------------------
   Net sales and licensing fees                $     17,454    $   119,859     $  203,320     $     25,452
   Gross profit                                       9,033         44,684         73,573            4,731
   Net (loss) income applicable to
        common shares                                (4,445)        19,032         36,156           (8,730)
   Net (loss) income per share-basic (2)              (0.12)          0.49           0.94            (0.24)
   Weighted average number of shares used
        in quarterly per share calculations-basic    38,544         38,763         38,416           36,133
   Net (loss) income per share-diluted (2)            (0.12)          0.48           0.91            (0.24)
   Weighted average number of shares used
        in quarterly per share calculations-diluted  38,544         40,276         39,839           36,133
   ----------------------------------------------------------------------------------------------------------
   Fiscal 2004:  Three months ended
                                               November 30      February 29       May 31         August 31
   ----------------------------------------------------------------------------------------------------------
   Net sales and licensing fees                $     13,837   $     88,643     $  185,649     $     24,636
   Gross profit                                       5,809         32,164         64,555            6,480
   Net (loss) income applicable to
        common shares (1)                            (7,085)         9,315         31,301          (28,706)
   Net (loss) income per share-basic (1) (2)          (0.19)          0.24           0.82            (0.75)
   Weighted average number of shares used
        in quarterly per share calculations-basic    38,099         38,138         38,311           38,451
   Net (loss) income per share-diluted (1)(2)         (0.19)          0.24           0.79           (0.75)
   Weighted average number of shares used
        in quarterly per share calculations-diluted  38,099         39,768         39,799           38,451
   ----------------------------------------------------------------------------------------------------------
   Fiscal 2003:  Three months ended
                                               November 30      February 28         May 31       August 31
   ----------------------------------------------------------------------------------------------------------
   Net sales and licensing fees                $      5,599    $   107,519     $  168,221     $      2,460
   Gross profit                                       1,311         41,842         57,841             (327)
   Net (loss) income applicable to
        common shares (3)                            (7,484)        16,068         28,401           (9,468)
   Net (loss) income per share-basic (2) (3)          (0.20)          0.42           0.75            (0.25)
   Weighted average number of shares used
        in quarterly per share calculations-basic    38,176         38,124         38,049           38,103
   Net (loss) income per share-diluted (2)(3)         (0.20)          0.41           0.72            (0.25)
   Weighted average number of shares used
        in quarterly per share calculations-diluted  38,176         39,556         39,598           38,103
   ----------------------------------------------------------------------------------------------------------

          (1) The 2004 fourth quarter includes the effect of recording a $38.5 million charge for a write off of in-process research and development and related transaction expenses related to our August 24, 2004 acquisition of global licenses to develop and commercialize Syngenta's insect resistance technology in cottonseed.

          (2) The sum of the quarterly net (loss) income per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter, whereas annual earnings per share are based on the annual weighted average shares deemed outstanding during the year.

          (3) The 2003 first and third quarters each include the effect of recording a $0.5 million charge in each quarter for the closing of two U.S. locations and reductions in the number of employees at an international wholly-owned subsidiary and at an international joint venture.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures, as such term is defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of August 31, 2005, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have not been any changes in D&PL's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, D&PL's internal control over financial reporting.

(c) Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a - 15(f) under the Securities and Exchange Act of 1934. Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of August 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

The Board of Directors of D&PL has established January 16, 2006 as the next Annual Meeting of Shareholders. Shareholders of record as of November 18, 2005 will be entitled to vote at that meeting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is set forth in D&PL's Proxy Statement for the Annual Meeting of Stockholders to be held on January 16, 2006 to be filed with the Commission pursuant to Regulation 14(a) no later than November 29, 2005 and is incorporated herein by reference.

D&PL has adopted a written code of ethics, the "Delta and Pine Land Company Code of Business Conduct and Ethics" which is applicable to all directors, officers and employees of D&PL, including D&PL's principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the "Selected Officers"). In accordance with the rules and regulations of the Securities and Exchange Commission, a copy of the code has been posted on the Company's website. The Company intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at http://www.deltaandpine.com or by filing a Form 8-K.

Stockholders may obtain a copy of D&PL's Nominating/Corporate Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter, Corporate Governance Guidelines, and Code of Business Conduct and Ethics without charge, by contacting: R. D. Greene, Vice President - Finance and Treasurer, Delta and Pine Land Company, One Cotton Row, Scott, Mississippi 38772, via email at ricky.d.greene@deltaandpine.com, or by accessing our website at www.deltaandpine.com under About D&PL - Corporate Governance.

The Annual Certification of the Company's Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to Section 302A.12(a) of the NYSE Listed Company Manual was previously filed at the New York Stock Exchange on November 22, 2004.

ITEM 11.  EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to these items are set forth in D&PL's Proxy Statement for the Annual Meeting of Stockholders to be held on January 16, 2006 to be filed with the Commission pursuant to Regulation 14(a) no later than November 29, 2005 and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  1. Financial Statements - the following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

      Reports of Independent Registered Public Accounting Firm

      Consolidated Statements of Income - for each of the three years in the period ended August 31, 2005

      Consolidated Balance Sheets - August 31, 2005 and 2004

      Consolidated Statements of Cash Flows - for each of the three years in the period ended August 31, 2005

      Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income - for each of the three years in the period ended August 31, 2005

      Notes to Consolidated Financial Statements

  2.  Financial   Statement  Schedule  -  the  following  financial
      statement   schedule   of  Delta  and  Pine  Land   Company   and
      subsidiaries is submitted in response to Part IV, Item 15:

      Report of Independent Registered Public Accounting Firm...............62

      Schedule II - Consolidated Valuation and Qualifying Accounts..........63

      All other schedules have been omitted as not required, not applicable or because all the data is included in the financial statements.

   3. Exhibits

      The exhibits to the Annual Report of Delta and Pine Land Company filed herewith are listed on Page 64.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2005.

DELTA AND PINE LAND COMPANY
(Registrant)

/s/ Jon E. M. Jacoby                                          November 14, 2005
---------------------------
By:  Jon E. M. Jacoby, Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                  Title                           Date


/s/ W. Thomas Jagodinski   President, Chief Executive         November 14, 2005
-------------------------- Officer, and Director
W. Thomas Jagodinski       (Principal Executive Officer)


/s/ R. D. Greene           Vice President - Finance,          November 14, 2005
-------------------------- Treasurer and Assistant Secretary
R. D. Greene               (Principal Financial and
                           Accounting Officer)


/s/ F. Murray Robinson     Vice Chairman and Director         November 14, 2005
--------------------------
F. Murray Robinson

/s/ Stanley P. Roth        Vice Chairman and Director         November 14, 2005
--------------------------
Stanley P. Roth


/s/ Nam-Hai Chua           Director                           November 14, 2005
--------------------------
Nam-Hai Chua


/s/ Joseph M. Murphy       Director                           November 14, 2005
--------------------------
Joseph M. Murphy


/s/ Rudi E. Scheidt        Director                           November 14, 2005
--------------------------
Rudi E. Scheidt

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Delta and Pine Land Company:

Under date of November 14, 2005, we reported on the consolidated balance sheets of Delta and Pine Land Company and subsidiaries (the Company) as of August 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2005, contained in the Annual Report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Part IV, Item 15(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Jackson, Mississippi
November 14, 2005

SCHEDULE II
DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                                (In thousands)
                                      ----------------------------------------------------------------------------------
             Column A                  Column B                  Column C                  Column D           Column E
             --------                  --------                  --------                  --------           --------
                                      Balance at       Charged                                                Balance
                                       Beginning       to Costs          Charged to                            at End
                                          of             and              Other                                 of
            Description                 Period         Expenses          Accounts        Deductions           Period
------------------------------------------------------------------------------------------------------------------------

Fiscal year ended August 31, 2003

Allowance for doubtful accounts      $      1,100     $    476           $    472(a)    $       (39)(b)     $    2,009

Fiscal year ended August 31, 2004

Allowance for doubtful accounts      $      2,009     $    263           $      -(a)    $      (748)(c)     $    1,524

Fiscal year ended August 31, 2005

Allowance for doubtful accounts      $      1,524     $    839           $    119(a)    $      (698)(d)     $    1,784

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

(d) Amount represents write-off against the allowance for doubtful accounts deemed uncollectible and provided for in prior years.

                                      INDEX
                     EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED AUGUST 31, 2005
                           DELTA AND PINE LAND COMPANY


Exhibits (1)                                         Description

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

4.05 Amendment No. 1 to the Rights Agreement dated May 8, 1998, by and between Delta and Pine Land Company and the Harris Trust and Savings Bank. (2)

4.06 Amendment No. 2 to the Rights Agreement dated May 8, 1998 by and between Delta and Pine Land Company and the Harris Trust and Savings Bank. (14)

4.07 Certificate of Designations of the rights and privileges of the shares of junior participating preferred stock created on August 13, 1996, to be filed pursuant to Section 151 of the Delaware General Corporation Law. (4)

4.08      Delta and Pine Land Company 2005 Omnibus Stock Plan. (6) (19)

10.01     Incentive Bonus Program. (1) (6)

10.02 Delta and Pine Land Company Retirement Plan as amended and restated as of January 1, 1997 and further amended by Amendment No. 1 dated October 23, 2002, Amendment Nos. 2 and 3 dated December 20, 2002. (15)

10.03 Supplemental Executive Retirement plan dated May 22, 1992, and effective January 1, 1992. (1) (6)

10.04     1993 Stock Option Plan of Registrant, as adopted on June 11, 1993. (1)
          (6)

10.05 Asset Purchase Agreement between Delta and Pine Land Company and Cargill, Inc. dated May 2, 1994. (8)

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

10.18     Option Agreement dated February 2, 1996 between Monsanto and D&PL. (3)
          (6)

10.19 Agreement between the D&PL Companies and the Sure Grow Companies, Sure Grow Shareholders and Sure Grow Principals dated May 20, 1996. (9)

10.20 Amended and Restated Delta and Pine Land Company 1995 Long-Term Incentive Plan, as adopted on February 6, 1996. (6) (15)

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

10.24 Roundup Ready Soybean License and Seed Services Agreement and the Amended and Restated Licensee Incentive Agreement. (11)

10.25 Bollgard Gene License Agreement by and between Monsanto Company, Delta and Pine Land Company, D&PL International Technology Corp., and D&M International, L.L.C. and Amendment. (10)

10.26 Redemption Agreement dated as of May 28, 2002 among D&M International, L.L.C., D&PL International Technology Corp., Pharmacia Corporation, solely for the purposes of Section 1.2c and Articles II and III thereof, and Monsanto Company, and, solely for the purposes of Section
          3.2 thereof, Delta and Pine Land Company. (10)

10.27 Amendment to Bollgard Gene License and Seed Services Agreement of February 2, 1996 dated March 26, 2003. (15)

10.28 Amendment to Roundup Ready Gene License and Seed Services Agreement of February 2, 1996 dated March 26, 2003. (15)

10.29 Restated License Acquisition Agreement dated August 24, 2004 among Syngenta Crop Protection AG and Delta and Pine Land Company. (16) (*)

10.30 Restated VIP3A Gene License Agreement dated August 24, 2004 among Syngenta Crop Protection AG and Delta and Pine Land Company. (16) (*)

10.31 Restated Cry1Ab Gene License Agreement dated August 24, 2004 among Syngenta Crop Protection AG and Delta and Pine Land Company. (16) (*)

10.32 Credit agreement among Delta and Pine Land Company, as Borrower, Certain of its Subsidiaries, as Guarantors, and Bank of America, N.A., as Lender, dated as of April 15, 2005 and related forms of Revolving Note dated April 15, 2005 and Autoborrow Service Agreement dated April 15, 2005. (21)

10.33 Roundup Ready Flex Gene License and Seed Services Agreement dated December 22, 2004. (20)

10.34 Form of Restricted Stock Unit Award - Member of the Board of Directors. (6) (22)

10.35     Form of Restricted Stock Award - Member of the Board of Directors. (6)
          (22)

10.36     Form of Restricted Stock Award - Employee. (6) (22)

10.37     Form of Non-Qualified Stock Option Award. (6) (22)

10.38 Employment Agreement between Delta and Pine Land Company and W. Thomas Jagodinski effective September 1, 1997. (6) (18)

14.00 Delta and Pine Land Company Code of Business Conduct and Ethics as amended October 28, 2004. (17)

16.00     Letter  from  Arthur  Andersen  LLP to  the  Securities  and  Exchange
          Commission   dated  May  14,  2002  regarding   change  in  certifying
          accountant. (5)

21.01     Subsidiaries of the Registrant. (23)

23.01     Consent of Independent Registered Public Accounting Firm. (23)

31.01     Section 302 Certification of Principal Executive Officer. (23)

31.02     Section 302 Certification of Principal Financial Officer. (23)

32.01     Certification  of  Periodic  Financial  Report  Pursuant  to 18 U.S.C.
          Section 1350 by Principal Executive Officer. (23)

32.02     Certification  of  Periodic  Financial  Report  Pursuant  to 18 U.S.C.
          Section 1350 by Principal Financial and Accounting Officer. (23)

-------------------------

     (1) All incorporated by reference from Registration Statement on Form S-1, File No. 33-61568, filed June 29, 1993 except as otherwise noted herein.
     (2)  Incorporated by reference from Form 8-K filed May 14, 1998
     (3) Incorporated by reference from Form 8-K, File No. 000-14136, filed February 19, 1996
     (4) Incorporated by reference from Form 8-A, File No. 000-21293, filed September 3, 1996
     (5)  Incorporated by reference from Form 8-K filed May 17, 2002
     (6)  Represents management contract or compensatory plan
     (7) Incorporated by reference from Form 10-Q, File No. 000-21788, filed July 14, 1995
     (8)  Incorporated by reference from Form 8-K filed May 16, 1994
     (9) Incorporated by reference from Form 8-K, File No. 000-21788, filed June 4, 1996
     (10) Incorporated by reference from Form 10-K filed November 25, 2002
     (11) Incorporated by reference from Form 10-K filed November 29, 2001
     (12) Incorporated by reference from Form 8-K filed May 18, 2000
     (13) Incorporated by reference from Form 8-K filed September 14, 2000
     (14) Incorporated by reference from Form 10-K filed November 24, 1998
     (15) Incorporated by reference from Form 10-K filed November 26, 2003
     (16) Incorporated by reference from Form 10-K filed November 15, 2004
     (17) Incorporated by reference from Form 8-K filed November 1, 2004
     (18) Incorporated by reference from Form 10-Q filed January 15, 1998
     (19) Incorporated by reference from Form S-8 filed March 28, 2005
     (20) Incorporated by reference from Form 10-Q filed April 11, 2005
     (21) Incorporated by reference from Form 8-K filed April 20, 2005
     (22) Incorporated by reference from Form 8-K filed May 24, 2005
     (23) Filed  herewith
     (*) The Company has applied for and received SEC approval for confidential treatment for portions of this agreement. Accordingly, portions thereof have been omitted and filed separately.