Form 10-Q
period 2005-11-30
DELTA & PINE LAND CO
filed 2006-01-09
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2005 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES (x)    NO ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ( )    NO (x)


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.10 Par Value, 35,796,134 shares outstanding as of December 31, 2005.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - November 30, 2005, August 31, 2005, and
              November 30, 2004                                                                                    3

    Consolidated Statements of Operations - Three Months
              Ended November 30, 2005 and November 30, 2004                                                        4

    Consolidated Statements of Cash Flows - Three Months
             Ended November 30, 2005 and November 30, 2004                                                         5

    Notes to Consolidated Financial Statements                                                                     6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                                 15

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                          18

   Item 4.    Controls and Procedures                                                                             19

PART II.  OTHER INFORMATION
   Item 1.    Legal Proceedings                                                                                   19
   Item 1A.   Risk Factors                                                                                        20
   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                         21
   Item 3.    Defaults Upon Senior Securities                                                                     21
   Item 4.    Submission of Matters to a Vote of Security Holders                                                 22
   Item 5.    Other Information                                                                                   22
   Item 6.    Exhibits                                                                                            22
              Signatures                                                                                          22



PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                           November 30,           August 31,          November 30,
                                                                               2005                 2005                 2004
                                                                         ------------------   -----------------    -----------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $         61,148     $         93,075     $        121,222
Receivables, net                                                                   13,596              228,800               15,332
Inventories                                                                        66,222               26,625               62,039
Prepaid expenses                                                                    1,503                1,874                1,547
Deferred income taxes                                                               6,372                6,305                6,598
                                                                         ------------------   -----------------    -----------------
    Total current assets                                                          148,841              356,679              206,738

PROPERTY, PLANT AND EQUIPMENT, NET                                                 60,409               60,158               62,299
EXCESS OF COST OVER NET ASSETS OF
      BUSINESSES ACQUIRED                                                           4,183                4,183                4,183
INTANGIBLES, NET                                                                    5,999                5,960                5,489
OTHER ASSETS                                                                        1,562                1,446                1,608
DEFERRED INCOME TAXES                                                              10,563               10,758                7,600
                                                                         ------------------   -----------------    -----------------
TOTAL ASSETS                                                             $        231,557     $        439,184     $        287,917
                                                                         ==================   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
Current maturities of long-term debt                                     $          8,300     $         10,078     $         11,318
Accounts payable                                                                   25,767               18,218               22,955
Accrued expenses                                                                   39,135              221,824               29,735
Income taxes payable                                                                3,898               12,893                2,377
                                                                         ------------------   -----------------    -----------------
     Total current liabilities                                                     77,100              263,013               66,385
                                                                         ------------------   -----------------    -----------------
LONG-TERM DEBT                                                                      3,363                7,271               11,001
                                                                         ------------------   -----------------    -----------------
MINORITY INTEREST IN SUBSIDIARIES                                                   5,709                4,877                6,563
                                                                         ------------------   -----------------    -----------------
DEFERRED COMPENSATION                                                                 403                    -                    -
                                                                         ------------------   -----------------    -----------------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share; 2,000,000 shares authorized;
   Series A Junior Participating Preferred, par value $0.10 per share;
       501,989,  456,989,  and 456,989 shares  authorized;  no shares
       issued or outstanding;                                                           -                    -                    -
   Series M Convertible Non-Voting Preferred, par value $0.l0 per share;
       1,066,667 shares authorized, issued and outstanding                            107                  107                  107
Common  stock, par value $0.10 per share; 100,000,000 shares authorized;
       40,944,440, 40,928,929 and 40,247,696 shares issued;
       35,900,334, 36,099,823 and 38,580,230 shares outstanding                     4,094                4,093                4,025
Capital in excess of par value                                                     82,694               81,640               66,127
Retained earnings                                                                 184,542              199,742              167,734
Accumulated other comprehensive loss                                               (4,060)              (4,305)              (2,306)
Treasury stock, at cost; 5,044,106, 4,829,106 and 1,667,466 shares               (122,395)            (117,254)             (31,719)
                                                                         ------------------   -----------------    -----------------
TOTAL STOCKHOLDERS' EQUITY                                                        144,982              164,023              203,968
                                                                         ------------------   -----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $        231,557     $        439,184     $        287,917
                                                                         ==================   =================    =================

   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                    November 30,        November 30,
                                                                                        2005                2004
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $          9,825    $         17,454
COST OF SALES                                                                                6,663               8,421
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                                 3,162               9,033
                                                                                  -----------------   ------------------

OPERATING EXPENSES:
   Research and development                                                                  5,605               4,430
   Selling                                                                                   3,398               3,066
   General and administrative                                                                6,119               4,539
                                                                                  -----------------   ------------------
              Total operating expenses                                                      15,122              12,035
                                                                                  -----------------   ------------------

OPERATING  LOSS                                                                            (11,960)             (3,002)

INTEREST INCOME, NET                                                                         1,028                 458
OTHER EXPENSE, NET                                                                          (1,203)             (1,507)
EQUITY IN NET LOSS OF AFFILIATE                                                               (814)               (738)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                                 (832)             (2,336)
                                                                                  -----------------   ------------------

LOSS BEFORE INCOME TAXES                                                                   (13,781)             (7,125)
INCOME TAX  BENEFIT                                                                          4,488               2,808
                                                                                  -----------------   ------------------

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                          (9,293)             (4,317)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX                                            (358)                  -
                                                                                  -----------------   ------------------

NET LOSS                                                                                    (9,651)             (4,317)
DIVIDENDS ON PREFERRED STOCK                                                                  (160)               (128)
                                                                                  -----------------   ------------------
NET LOSS APPLICABLE TO COMMON SHARES                                              $         (9,811)   $         (4,445)
                                                                                  =================   ==================

BASIC AND DILUTED NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                                            $          (0.26)   $          (0.12)
                                                                                  =================   ==================

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                            $          (0.01)   $              -
                                                                                  =================   ==================

BASIC AND DILUTED NET LOSS PER SHARE                                              $          (0.27)   $          (0.12)
                                                                                  =================   ==================

NUMBER OF SHARES USED IN BASIC AND DILUTED NET LOSS
    PER SHARE CALCULATIONS                                                                  36,074              38,544
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.15    $           0.12
                                                                                  =================   ==================

   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                           November 30,         November 30,
                                                                               2005                 2004
                                                                         ------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $         (9,651)    $         (4,317)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                2,155                2,226
       Loss (gain) on sale of assets                                                   28                  (10)
       Equity in net loss of affiliate                                                814                  738
       Foreign exchange gain                                                         (183)                (106)
       Accretion of debt discount                                                     113                  194
       Minority interest in earnings of subsidiaries                                  832                2,336
       Stock-based compensation expense                                               660                    -
       Change in deferred income taxes                                                123                3,209
       Cumulative effect of accounting change                                         555                    -
       Changes in assets and liabilities:
              Receivables                                                         215,141              169,892
              Inventories                                                         (39,469)             (31,778)
              Prepaid expenses                                                        373                  371
              Intangibles and other assets                                           (242)                (254)
              Accounts payable                                                      7,410               (1,194)
              Accrued expenses                                                   (182,843)            (158,203)
              Income taxes payable                                                 (8,990)              (6,397)
                                                                         ------------------   -----------------
              Net cash used in operating activities                               (13,174)             (23,293)
                                                                         ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (2,350)              (1,781)
  Sale of investments and property                                                     23                   12
  Investment in affiliate                                                            (700)                (800)
                                                                         ------------------   -----------------
              Net cash used in investing activities                                (3,027)              (2,569)
                                                                         ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                                                      (5,800)                   -
  Dividends paid                                                                   (5,549)              (4,757)
  Minority interest in dividends paid by subsidiary                                     -                 (359)
  Payments to acquire treasury stock                                               (5,141)                   -
  Proceeds from exercise of stock options                                             231                1,675
                                                                         ------------------   -----------------
              Net cash used in financing activities                               (16,259)              (3,441)
                                                                         ------------------   -----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                            533                  938

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (31,927)             (28,365)
CASH AND CASH EQUIVALENTS, August 31                                               93,075              149,587
                                                                         ------------------   -----------------
CASH AND CASH EQUIVALENTS, November 30                                   $         61,148     $        121,222
                                                                         ==================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the three months for:
      Interest, net of capitalized interest                              $              -     $              -
      Income taxes paid /(refunded)                                      $          3,437     $           (128)

   Noncash financing activities:
      Tax benefit of stock option exercises                              $             12     $            211


   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. The business of Delta and Pine Land Company and its subsidiaries ("D&PL"); or the "Company") is seasonal in nature; thus, the results of operations for the three month periods ended November 30, 2005 and 2004, are not necessarily indicative of the results to be expected for the full year. D&PL's investment in its 50%-owned affiliate DeltaMax Cotton, LLC ("DeltaMax") is accounted for using the equity method. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the year ended August 31, 2005.

Change in Accounting Principle

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R (Revised 2004), "Share-Based Payments" ("SFAS 123R"). SFAS 123R requires, among other things, the Company to record compensation expense associated with the grant-date fair value of share option grants and other equity-based compensation. Upon adoption, the Company recognized a deferred compensation liability representing the fair value of certain options granted under the 2005 Omnibus Stock Plan (the "2005 Stock Plan") which, under the then terms of the 2005 Stock Plan, were to be cash settled in the event a change in control were to occur that is effected through the exchange of consideration other than registered shares of the acquiring company. The liability recognition upon adoption of SFAS 123R resulted in the recording of a non-cash charge of $358,000 after tax ($0.01 per diluted share).

In order to conform the comparable provisions of the 1995 Long Term Incentive Plan and the 2005 Stock Plan, the Company's Board of Directors modified the 2005 Stock Plan on December 29, 2005 such that the Compensation Committee of the Board of Directors has other redemption alternatives, in its sole discretion, upon a change in control in which registered shares are not received. Management is presently evaluating the impact of this modification to determine if the effect of this eliminates the need for liability recognition for the applicable stock options.

For further information regarding the adoption of SFAS 123R see Note 4, "Stock Based Compensation Plans" to these financial statements.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3". Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on D&PL's consolidated financial statements.

2. COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended November 30, 2005 and 2004, was (in thousands):

                                                            Three Months Ended
                                                   -------------------------------------
                                                     November 30,       November 30,
                                                         2005               2004
                                                   -----------------  ------------------
       Net loss                                    $         (9,651)  $         (4,317)
       Other comprehensive income:
         Foreign currency translation gains                     449              1,545
         Net realized and unrealized
           losses on hedging instruments                       (204)              (115)
         Income tax expense related to other
           comprehensive income                                 (79)              (508)
                                                   -----------------  ------------------
       Other comprehensive income, net of tax                   166                922
                                                   -----------------  ------------------
       Total comprehensive loss                    $         (9,485)  $         (3,395)
                                                   =================  ==================

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

D&PL's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Profit and loss information is reported by segment to the chief operating decision maker and D&PL's Board of Directors. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in D&PL's Annual Report to Stockholders on Form 10-K filed for the year ended August 31, 2005.

Information about D&PL's segments for the three month periods ended November 30, 2005 and 2004, is as follows (in thousands):

                                                      Three Months Ended
                                            ------------------------------------
                                                November 30,       November 30,
                                                    2005               2004
                                            -----------------  -----------------

  Net sales and licensing fees (by segment)
          Domestic                          $            397   $            552
          International                                9,428             16,902
                                            -----------------  -----------------
                                            $          9,825   $         17,454
                                            =================  =================

  Net sales and licensing fees
          Cottonseed                        $          9,069   $         16,650
          Soybean seed                                   (22)                13
          Other                                          778                791
                                            -----------------  -----------------
                                            $          9,825   $         17,454
                                            =================  =================

  Operating (loss) income
          Domestic                          $        (12,838)  $         (9,075)
          International                                  878              6,073
                                            -----------------  -----------------
                                            $        (11,960)  $         (3,002)
                                            =================  =================

4. STOCK-BASED COMPENSATION PLANS

Share-Based Payments. Effective September 1, 2005, the Company adopted SFAS No. 123R utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on September 1, 2005 and are subsequently modified or cancelled. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered as of September 1, 2005, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes previously under SFAS No. 123, "Accounting for Stock-Based Compensation." Prior periods were not restated to reflect the impact of adopting SFAS 123R.

Prior to the adoption of SFAS 123R, the Company accounted for employee stock options and other equity-based compensation awards using the intrinsic value method of accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees." No compensation expense was previously recognized related to the Company's stock options because the number of shares was fixed at the grant date and each option's exercise price was set at or above the stock's fair market value on the date the option was granted. Under SFAS 123R, the Company charged to income $660,000 of compensation expense for stock options, Restricted Stock and Restricted Stock Units in the first quarter of 2006, in addition to recording the cumulative effect of $358,000, net of tax, related to the intitial adoption of SFAS 123R, which is recorded as a separate component in the income statement.

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

The 2005 Omnibus Stock Plan ("2005 Stock Plan"), approved by the shareholders in January 2005, provides for the grant of (a) incentive stock options as defined in the Internal Revenue Code of 1986, as amended, (b) non-qualified stock options, (c) restricted stock, and (d) restricted stock units to D&PL's employees, independent contractors and members of the Board of Directors for the purpose of encouraging share ownership of D&PL. Up to 4,500,000 shares are available for grants of awards under the Plan. The maximum number of shares which may be issued for awards of restricted stock and restricted stock units is 2,100,000 shares and the maximum for options is 2,400,000. The Compensation Committee of the Board of Directors administers the Plan and has sole discretion regarding the exercisability of the option grants. Any lapsed awards shall again be available under this plan.

Options. The Company determines the fair value of stock option awards using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company's common stock. The Company uses historical data to estimate share option exercise and employee departure behavior used in the Black-Scholes option-pricing model. The expected term of share options granted is derived from the output of the option pricing model and represents the period of time that share options granted are expected to be outstanding. The risk-free rate is based on yields of U.S. Treasury securities with similar terms as the expected life. The following weighted-average assumptions were used to value D&PL's stock option awards in the first quarter of 2006: 6 year expected life; expected volatility of 24.6%; risk free rate of 4.45% and annual dividends of $0.60 per share during the expected term of the options. The weighted-average fair value of options awarded in the first quarter of 2006 was $5.71.

The Company recognized compensation cost associated with all of its outstanding stock option awards of $262,000, net of tax benefit of $93,000, in the first quarter of 2006, versus $0 in the prior year period. At November 30, 2005, there was approximately $2.6 million of unrecognized compensation cost related to stock option awards, net of an anticipated tax benefit of $923,000, which is expected to be recognized over the remaining employees' service periods over a weighted-average period of two years.

All outstanding options have a contractual term of 7 to 10 years. All stock option awards made prior to May 18, 2005 became exercisable ratably over a five-year service period. Stock option awards made on May 18, 2005 become exercisable 45 days after issuance. Stock option awards made in 2006 become exercisable ratably over a five-year service period. Under both the LTIP and the 2005 Stock Plan, all outstanding stock options become exercisable immediately upon a change in control of the Company. There were approximately 2.4 million stock options available for grant at November 30, 2005.

The following table represents stock option activity for the quarter ended November 30, 2005:

                                        Number of                                       Intrinsic
                                         Shares                 Price Range               Value
                                      --------------     --------------------------    ------------
Outstanding at August 31, 2005           3,704,182           $ 10.69        $47.31
Granted                                     25,600             23.60         23.60
Exercised                                  (15,511)            10.69         19.62
Lapsed or canceled                         (24,400)            17.85         35.93
                                      --------------     ------------    ----------
Outstanding at November 30, 2005          3,689,871          $ 15.61        $47.31      $4,205,733
                                      ==============     ============    ==========    ============
Exercisable at November 30, 2005          3,294,387                                     $3,096,578
                                      ==============                                   ============

The following table summarizes certain information about outstanding and exercisable stock options at November 30, 2005:

                                         Options Outstanding                            Options Exercisable
                         ------------------------------------------------------    -------------------------------
                                            Weighted Average        Weighted                           Weighted
                                               Remaining             Average                            Average
Exercise Price Range                        Contractual Life         Exercise                           Exercise
                             Number            in Years               Price            Number            Price
---------------------     -------------    -------------------    -------------    --------------    -------------
  $10.69 to 19.99            1,630,364            5.0                  $ 18.99         1,387,273         $  19.04
  $20.00 to 29.99            1,790,166            4.7                    25.92         1,637,773            25.99
  $30.00 to 39.99              267,341            5.6                    31.51           267,341            31.51
  $40.00 to 47.31                2,000            2.4                    47.31             2,000            47.31
                          -------------                                            --------------
                             3,689,871            4.9                    23.27         3,294,387            23.53
                          =============                                            ==============

Restricted Stock and Restricted Stock Units. In the first quarter of 2006, 3,600 shares of Restricted Stock were granted to employees, with total compensation cost of approximately $78,000 determined based on the market price of the Company's common stock at the time of award of $22.43 per share and considering dividend restrictions and expected forfeitures. Compensation cost will be recognized as expense ratably over the three-year vesting period.

For the three month period ended November 30, 2005, the Company recognized compensation cost of approximately $398,000, net of tax benefit of $141,000, related to shares of Restricted Stock and Restricted Stock Units issued in 2005 and 2006 versus $0 in the prior year period. At November 30, 2005, there was $3.3 million of unrecognized compensation cost related to shares of Restricted Stock and Restricted Stock Units which is expected to be recognized, net of an anticipated tax benefit of $1.2 million, over a weighted-average period of two years.

There were approximately 1.9 million shares available for grants of Restricted Stock and Restricted Stock Units at November 30, 2005.

The following represents Restricted Stock and Restricted Stock Units activity for the quarter ended November 30, 2005:

                                                    Restricted Stock                         Restricted Stock Units
                                                    ----------------                         ----------------------
                                           Number of     Weighted Avg. Grant           Number of         Weighted Avg. Grant
                                            Shares         Date Fair Value              Shares              Date Fair Value
                                        ---------------    ---------------         -----------------      ---------------
Non-vested at August 31, 2005                  142,448           $25.22                      24,000           $26.31
Granted                                          3,600           $22.43                           -              -
                                        ---------------                            -----------------
Non-vested at November 30, 2005                146,048           $25.15                      24,000           $26.31
                                        ===============                            =================

The following table illustrates for the first quarter of 2005 the effect on operating results and per share information had the Company accounted for share based compensation in accordance with SFAS 123R.

                                                          Three Months Ended
                                                             November 30,
                                                                2004
                                                      -------------------------
Net loss (in thousands):
  As reported                                                  $       (4,317)
  Add:  Total stock-based compensation expense
        included in reported net loss, net of
        related tax effects                                                  -

  Less: Total stock-based compensation expense
        determined under the fair value based
        method for all awards, net of related tax
        effects                                                           (731)
                                                      -------------------------
  Pro forma                                                   $        (5,048)
                                                      =========================

Basic and diluted net loss per share:

  As reported                                                  $        (0.12)
                                                      =========================
  Pro forma                                                    $        (0.13)
                                                      =========================

5.  INVENTORIES

Inventories consisted of the following as of (in thousands):

                          November 30,        August 31,          November 30,
                             2005               2005                  2004
                     ------------------   -----------------    -----------------
Finished goods       $         31,862     $         19,713     $         30,400
Raw materials                  38,791               13,156               35,972
Growing crops                   1,032                  818                  234
Supplies                        1,591                1,101                1,466
                     ------------------   -----------------    -----------------
                               73,276               34,788               68,072
Less reserves                  (7,054)              (8,163)              (6,033)
                     ------------------   -----------------    -----------------
                     $         66,222     $         26,625     $         62,039
                     ==================   =================    =================

Finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. Elements of cost in inventories include raw materials, direct production costs, manufacturing overhead and immaterial general and administrative expenses. Inventory reserves relate to estimated excess and obsolete inventory. The provision recorded for excess and obsolete inventory for the three-month periods ended November 30, 2005 and 2004 was approximately $742,000 and $157,000, respectively. See Note 9 for a description of hedging activities related to inventory.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of (in thousands):

                                November 30,          August 31,           November 30,
                                    2005                 2005                   2004
                             ------------------   -----------------    -----------------

Land and improvements        $          6,416     $          6,263     $          6,228
Buildings and improvements             43,716               43,018               43,645
Machinery and equipment                64,183               63,142               59,599
Germplasm                               7,500                7,500                7,500
Breeder and foundation seed             2,000                2,000                2,000
Construction in progress                2,497                2,564                3,110
                             ------------------   -----------------    -----------------
                                      126,312              124,487              122,082
Less accumulated
  depreciation                        (65,903)             (64,329)             (59,783)
                             ------------------   -----------------    -----------------
                             $         60,409     $         60,158     $         62,299
                             ==================   =================    =================

Depreciation expense during the three-month periods ended November 30, 2005 and 2004 was approximately $2.0 million and $2.1 million, respectively.

7.  INTANGIBLES

The components of identifiable intangible assets were as follows as of (in thousands):

                               November 30, 2005                       August 31, 2005                        November 30, 2004
                         ----------- --- ---------------      -----------------------------------      -----------------------------
                            Gross                                 Gross                                    Gross
                           Carrying         Accumulated          Carrying           Accumulated           Carrying       Accumulated
                            Amount         Amortization           Amount           Amortization            Amount       Amortization
                         -------------------------------      -----------------------------------      -----------------------------
Trademarks               $    3,182      $         (977)      $        3,182     $          (958)      $      3,182   $        (899)
Commercialization
agreements                      400                (128)                 400                (121)               400            (100)
Licenses                      1,100                (220)               1,100                (192)             1,100            (110)
Patents                       1,800                (162)               1,640                (116)               865            (101)
Other                         2,105              (1,101)               2,096              (1,071)             2,036            (884)
                         -----------     ---------------      --------------     ----------------      -------------  --------------
                         $    8,587      $       (2,588)      $        8,418     $        (2,458)      $      7,583   $      (2,094)
                         ===========     ===============      ==============     ================      =============  ==============

Amortization expense for identifiable intangible assets during the three-month periods ended November 30, 2005 and 2004 was approximately $120,000 and $120,000, respectively.

8. INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax Cotton, LLC, a limited liability company jointly owned with Verdia, Inc. Verdia was acquired by DuPont on July 2, 2004. Established in May 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cottonseed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the three-month periods ended November 30, 2005 and 2004, D&PL's equity in the net loss of DeltaMax was approximately $814,000 and $738,000, respectively.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated other comprehensive loss includes the following related to the Company's soybean hedging program for the three-month periods ended November 30, 2005 and 2004 (in thousands):

                                                                                      2005                   2004
                                                                               -------------------    -------------------

       Deferred net gain (loss), as of August 31                               $            224       $           (134)
             Net losses on hedging instruments arising during the three month
                periods                                                                    (204)                  (115)
                                                                               -------------------    -------------------
       Deferred net gain (loss) on derivative instruments included in
             accumulated other comprehensive loss at November 30               $             20       $           (249)
                                                                               ===================    ===================

The deferred net gain of $20,000 included in accumulated other comprehensive loss at November 30, 2005 consists of net realized gains of $109,000 and net unrealized losses of $89,000. The deferred net gain of $20,000 will be recognized in earnings within the next twelve to eighteen months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions.

For the  three-month  periods ended November 30, 2005 and 2004, D&PL recorded no
gains  or  losses  in  earnings  as  a  result  of  hedge   ineffectiveness   or
discontinuance of cash flow hedges related to soybeans.

10. COMMITMENTS AND CONTINGENCIES

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

Other Legal Matters

On December 9, 2003, Bayer BioScience N.V. and Bayer CropScience GmbH (collectively "Bayer") filed a suit in the Federal Court of Australia alleging that the importing, exporting, selling and other alleged uses by Deltapine Australia Pty Ltd., D&PL's wholly-owned Australian subsidiary ("Deltapine Australia"), of Bollgard II(R) cottonseed infringes Bayer's Australian patent that claims an alleged invention entitled "Prevention of Bt Resistance Development." The suit seeks an injunction, damages and other relief against Deltapine Australia. Deltapine Australia disputes the validity, infringement and enforceability of Bayer's patent. On April 16, 2004, Deltapine Australia responded to the suit, denying infringement and asserting affirmative defenses and cross claims. The suit is in pretrial proceedings. Due to the status of this matter, management is presently unable to determine the impact, if any, of this matter on the consolidated financial statements.

In July 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), pertaining to matters under the Bollgard and Roundup Ready Licenses for the United States and matters under license agreements for Argentina and the Republic of South Africa. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices were submitted to a panel of senior executives (the "Executive Panel"). Monsanto subsequently withdrew from the Executive Panel the issue involving the license agreements for the Republic of South Africa and submitted to the Executive Panel one additional issue of interpretation of the Bollgard and Roundup Ready Licenses for the United States. Issues arising from operations in Argentina and issues involving technology fees and interest have been settled and are no longer in dispute. On May 20, 2004, Monsanto submitted to arbitration before the American Arbitration Association two unresolved issues: whether D&M Partners has paid Monsanto all royalties due and whether D&PL has made unauthorized transfers of materials containing Monsanto technology. In this arbitration proceeding, Monsanto seeks an adjudication of its alleged right to terminate the Bollgard and Roundup Ready Licenses, to dissolve D&M Partners, to obtain an accounting and to receive monetary damages and a return or destruction of materials containing Monsanto technologies. D&PL denies the claims asserted by Monsanto in the arbitration filing and has filed appropriate responses to Monsanto's claims and filed three counterclaims based on the issues submitted by D&PL to the Executive Panel. The parties are currently conducting discovery. The Arbitration Panel has set an August 2006 final hearing date. On November 8, 2004, Monsanto submitted one new claim allegedly involving a dispute under the license agreements to the Executive Panel. This issue has been resolved by the Executive Panel. On March 31, 2005, D&PL submitted an issue involving an international license under the 1996 Option Agreement between Monsanto and D&PL for resolution by the Executive Panel. The Executive Panel has that claim under consideration. D&PL is committed to participating in good faith resolution of the issues in dispute through arbitration, or through the Executive Panel, as applicable. Due to the status of this matter, management is unable to determine the impact, if any, of this matter on the consolidated financial statements.

In December 1999, Mycogen Plant Science, Inc. ("Mycogen") filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit seeks injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. Trial of this matter commenced on March 7, 2005, and concluded on April 6, 2005. D&PL is awaiting a decision from the Court. Consistent with its commitments, Monsanto has agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any are awarded. Monsanto is providing separate defense counsel for D&PL. D&PL is assisting Monsanto to the extent reasonably necessary. Due to the status of this matter, management is unable to determine the impact, if any, of this matter on the consolidated financial statements.

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

11. STOCKHOLDERS' EQUITY

For the quarters ended November 30, 2005 and 2004, common share equivalents were not included in D&PL's calculation of diluted earnings per share because their inclusion would have been antidilutive to earnings since D&PL reported a net loss for each of the aforementioned quarters. As a result, basic and diluted earnings per share are the same in each respective quarter ended November 30, 2005 and 2004.

For D&PL, items that are considered in the determination of common share equivalents include the Series M Convertible Non-Voting Preferred shares, stock options, Restricted Stock and Restricted Stock Units. At November 30, 2005 and 2004, the total of those items was approximately 3.3 million and 3.8 million, respectively. The computation of common share equivalents is dependent on the weighted-average market value of D&PL common stock during the period under consideration, among other things. Therefore, only a portion of these items would be considered common share equivalents for purposes of a diluted earnings per share calculation.

12. EMPLOYEE BENEFIT PLANS

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

Effective January 1992, D&PL adopted a Supplemental Executive Retirement Plan (the "SERP"), which will pay supplemental pension benefits to certain employees whose benefits from the Plan were decreased as a result of certain changes made to the Plan. The benefits from the SERP will be paid in addition to any benefits the participants may receive under the Plan and will be paid from Company assets, not Plan assets. For further information about D&PL's employee benefit plans, reference should be made to Note 11 to the consolidated financial statements contained in D&PL's Annual Report on Form 10-K for the year ended August 31, 2005.

The components of net periodic pension expense for D&PL's Plan and SERP follow as of (in thousands):

                                                                 Pension                                     SERP
                                                            Three Months Ended                        Three Months Ended
                                                  ---------------------------------------   ---------------------------------------
                                                    November 30,         November 30,         November 30,         November 30,
                                                        2005                 2004                 2005                 2004
                                                  ------------------   ------------------   ------------------   ------------------

Service cost                                      $            273     $            213     $              -     $              -
Interest cost                                                  287                  274                    8                    9
Expected return on assets                                     (295)                (272)                  (6)                  (7)
Amortization of prior service cost                               4                    1                    -                    -
Recognized net actuarial loss (gain)                           180                  101                   14                   (1)
                                                  ------------------   ------------------   ------------------   ------------------
Net periodic pension expense                      $            449     $            317     $             16     $              1
                                                  ==================   ==================   ==================   ==================


The amount of the minimum pension liability that is recorded as a component of Accrued Expenses at November 30, 2005 was $7.1 million. As of November 30, 2005, D&PL had not made any contributions to the Plan. D&PL anticipates contributing $2 million to the Plan in 2006.

As of November 30, 2005, no contributions have been made to the SERP. D&PL presently does not anticipate contributing any amounts to the SERP in 2006.

13. CREDIT FACILITY

On April 15, 2005, Delta and Pine Land Company and certain of its subsidiaries entered into an unsecured $75 million credit agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank"). The Credit Agreement provides for unsecured revolving loans up to a maximum aggregate amount outstanding of $75 million, plus Letters of Credit which were outstanding prior to the execution of the Credit Agreement in the amount of approximately $2 million. Of the total commitment, $50 million represents a seasonal commitment available from October to July of each year. The Credit Agreement was originally set to expire on July 31, 2006. However, on December 5, 2005, pursuant to the Company's request as provided for in the Credit Agreement, the Company and the Bank agreed to extend the Credit Agreement until July 31, 2007, at which time all outstanding amounts under the Credit Agreement will be due and payable, subject to the Company's right to request an additional one-year extension and the Bank's acceptance of that request.

In general, borrowings under the Credit Agreement bear interest at a rate calculated according to a Eurodollar rate, plus .55%. The Eurodollar rate is generally the 30-day, 60-day or 90-day LIBOR rate. The Company is required to pay an annual fee of 0.125% of the daily-unused portion of the Credit Agreement. The primary financial covenant requires the Company's funded indebtedness under the Credit Agreement to not exceed 50% of certain current and long-term assets, defined in the Credit Agreement and determined as of the last day of each quarter.

As of November 30, 2005, there were no loans outstanding under the Credit Agreement, other than the existing Letters of Credit discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW/OUTLOOK

Our commitment to research and seed development continues to pay dividends. During 2006, we expect to introduce as many as eight new varieties containing the second generation Monsanto insect resistant (Bollgard II(R), or "BGII") and herbicide tolerance traits (Roundup Ready Flex(R), or "RRF") and expect to have enough seed to plant 1.5 million acres containing these traits. Four of these new varieties are single-gene RRF and four varieties contain both the RRF gene technology and BGII. Additionally, we continue to dedicate resources to the development of the traits we have licensed from Syngenta and DuPont, which are expected to be launched later this decade.

Internationally we continue to seek expansion in the world's largest cotton markets. In January, we announced that we acquired Vikki's Agrotech Pvt. Ltd., an Indian cottonseed company. Vikki's has licenses to Monsanto's Bollgard(R) and Bollgard II technologies for India as well as rights to commercialize Bt genes from another party. Subject to regulatory approvals being received, Vikki's may commercialize Bollgard hybrids in India in 2006. D&PL has also established a research program in Northern India to develop products for the Punjab region of India. We continue to consider other acquisition opportunities in the Indian market.

Consistent with prior years, we are reporting a loss for the first quarter of 2006, as the only sales occurring in the first quarter are from our international operations in the Southern Hemisphere, primarily Argentina, Australia, Brazil and South Africa. Domestic sales of our cotton and soybean seed products will begin late in the second quarter and continue until early in the fourth quarter. International sales will continue throughout the year. The first quarter of 2006 loss was higher than that incurred in the first quarter of the prior year, due primarily to lower international sales volumes, and higher research and development expenses, marketing expenses and stock-based compensation expense due to the adoption of SFAS No. 123R.

2006 Earnings Guidance

We increased our prices on many of our conventional and transgenic cotton product offerings in 2006, and we expect such increases to exceed anticipated higher costs. We expect earnings from our International business to be lower in 2006 due to increased competition in the profitable Australia market and a 25% reduction in the cotton acreage planted in Brazil. We expect to continue to experience challenges at our joint ventures in China, due to strong local competitive pressures and the Chinese government's refusal (until recently) to approve new products.

For the fiscal year 2006, we expect to report earnings per diluted share in the range of $1.10 to $1.20, after charges of $0.10 per diluted share related to our lawsuit against Pharmacia and Monsanto. We reported earnings of $1.08 per diluted share in fiscal 2005, after a reduction of $0.07 per diluted share related to Pharmacia/Monsanto litigation expenses. The 2006 guidance takes into consideration additional revenues expected to be derived from higher technology fees from Monsanto's new traits and seed mix changes, partially offset by additional costs related to product development and the launch of new technologies from Monsanto, costs related to the development of DuPont and Syngenta technologies, expenses related to share-based compensation and sales and marketing expenses.

Earnings are significantly affected by planted cotton acreage in the U.S. Although, based on current market conditions (primarily commodity prices and the cost of inputs), we expect cotton plantings in the U.S. to remain constant with 2005 or to increase over 2005 plantings of 14.2 million acres, we based our 2006 earnings guidance on cotton acreage that is flat with 2005. We also made other assumptions regarding the maintenance of our market share and achievement of our product/sales mix targets.

We are continuing to explore alternatives for uses of our cash balance, including the expansion into new markets, acquisitions of technology, share repurchases and dividends, as well as other options. This process is continuing and evolving. We continue to repurchase shares in the open market.

RESULTS OF OPERATIONS

Due to the seasonal nature of our business, we typically incur losses in our first and fourth quarters because the majority of our domestic sales are made in our second and third quarters. Sales in the first and fourth quarters are generally limited to those made to export markets and those made by our non-U.S. joint ventures and subsidiaries located primarily in the Southern hemisphere.

The following sets forth selected operating data of D&PL (in thousands):

                                               For the Three Months Ended
                                         --------------------------------------
                                             November 30,         November 30,
                                                 2005                 2004
                                         ------------------   -----------------
Operating results-
Net sales and licensing fees             $           9,825     $         17,454
Gross profit                                         3,162                9,033
Operating expenses                                  15,122               12,035
Operating loss                                     (11,960)              (3,002)
Loss before income taxes                           (13,781)              (7,125)
Net loss applicable to common shares                (9,811)              (4,445)

The following sets forth selected balance sheet data of D&PL at the following dates (in thousands):

                                                         November 30, 2005    August 31, 2005     November 30, 2004
                                                        ------------------   -----------------    -----------------
Balance sheet summary-
Current assets                                          $        148,841     $        356,679     $        206,738
Current liabilities                                               77,100              263,013               66,385
Working capital                                                   71,741               93,666              140,353
Property, plant and equipment, net                                60,409               60,158               62,299
Total assets                                                     231,557              439,184              287,917
Outstanding borrowings                                            11,663               17,349               22,319
Stockholders' equity                                             144,982              164,023              203,968

Three months ended November 30, 2005, compared to three months ended November 30, 2004:

For the quarter ended November 30, 2005, we reported a net loss of $9.7 million, compared to a net loss of $4.3 million reported in the comparable prior year quarter. The increased loss was primarily due to a decrease in international net sales and licensing fees and an increase in operating expenses.

Net sales and licensing fees decreased approximately $7.6 million to $9.8 million and gross profit decreased approximately $5.9 million to $3.2 million. The decrease in net sales and licensing fees is attributable to international operations, particularly in South America and Australia. Sales in South America were lower primarily due to a reduction in the acreage planted in cotton in Brazil. The decrease in sales in Australia relates to lower volumes as a result of increased competition.

Operating expenses increased approximately $3.1 million to $15.1 million in the first quarter of 2006. This increase primarily related to increased spending on research and development activities, higher professional services fees related to litigation (other than the Pharmacia/Monsanto suit), and share-based compensation costs.

We reported net other expense of approximately $1.2 million for the quarter ended November 30, 2005 compared to net other expense of $1.5 million for the same period in the prior year. The decrease is attributable to lower legal fees related to the Pharmacia/Monsanto litigation. In the three months ended November 30, 2005, we incurred $1.2 million, or $0.02 per diluted share, related to the Pharmacia/Monsanto litigation expenses, compared to $1.6 million, or $0.03 per diluted share, in the three months ended November 30, 2004.

The effective tax rate for the quarter was 32.6%, versus 39.4% in the prior year period, due to the timing of the recognition of income tax-related reserves. We expect the annual effective tax rate for 2006 to approximate 35.5%.

The first quarter of 2006 included a non-cash charge of $358,000 after tax ($0.01 per diluted share) for the cumulative effect of an accounting change related to the adoption of SFAS 123R. See Note 1 to Consolidated Financial Statements for the three months ended November 30, 2005 for further discussion of this accounting change. In addition, in the first quarter of 2006, we
expensed   $660,000  related  to  share-based   payments  and  expect  to  incur
approximately $3.0 million in the aggregate for fiscal 2006 related to share-based awards made as of November 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently utilize off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of November 30, 2005, we owed approximately $9.3 million for a portion of our raw materials that had been received from the 2005 production season. This amount represents the amount due on seed production delivered that had not yet been paid. It does not include other amounts that may become due from contingencies contained in seed production contracts. The amount owed of $9.3 million is included in Current Liabilities in our Consolidated Balance Sheet at November 30, 2005.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare our financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

Information regarding our "Critical Accounting Policies and Estimates" can be found in our Annual Report to Stockholders on Form 10-K for the year ended August 31, 2005. The four critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to revenue recognition, provision for damaged, obsolete and excess inventory, deferred income taxes and contingent liabilities. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

LIQUIDITY AND CAPITAL RESOURCES

In the United States, we purchase seed from contract growers in our first and second quarters. Seed conditioning, treating and packaging commence late in the first quarter and continue through the third quarter. Seasonal cash needs normally begin to increase in the first quarter and cash needs peak in the third quarter. Cash is generated and loan repayments, if applicable, normally begin in the middle of the third quarter and are typically completed by the first quarter of the following year. In some cases, we offer customers financial incentives to make early payments. To the extent we attract early payments from customers, bank borrowings, if any, are reduced.

In the U.S., we record revenue and accounts receivable for technology licensing fees on transgenic seed sales upon shipment, usually in our second and third quarters. Receivables from seed sales generally become due in May and June. The licensing fees are due in September, at which time we receive payment. We then pay Monsanto its royalty for the Bollgard and Roundup Ready licensing fees, which is recorded as a component of cost of sales. As a result of the timing of these events, licensing fees receivable and royalties payable peak at our year end, August 31.

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

On April 15, 2005, we entered into an unsecured $75 million credit agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank"). The Credit Agreement provides for unsecured revolving loans up to a maximum aggregate amount outstanding of $75 million, plus Letters of Credit which were outstanding prior to the execution of the Credit Agreement in the amount of approximately $2 million. Of the total commitment, $50 million represents a seasonal commitment available from October to July of each year. The Credit Agreement was originally set to expire on July 31, 2006. However, on December 5, 2005, pursuant to the Company's request as provided for in the Credit Agreement, the Company and the Bank extended the Credit Agreement to July 31, 2007, at which time all outstanding amounts under the Credit Agreement will be due and payable, subject to the Company's right to request an additional one-year extension and the Bank's acceptance of that request.

In general, borrowings under the Credit Agreement bear interest at a rate calculated according to a Eurodollar rate, plus 0.55%. The Eurodollar rate is generally the 30-day, 60-day or 90-day LIBOR rate. We are also required to pay unused fees of 0.125% annually calculated on the daily-unused portion of the Credit Agreement. The primary financial covenant requires the Company's funded indebtedness under the Credit Agreement to not exceed 50% of certain current and long-term assets, defined in the Credit Agreement and determined as of the last day of each quarter.

As of November 30, 2005, there were no loans outstanding under the Credit Agreement, other than the existing Letters of Credit as discussed above.

Capital expenditures were $2.4 million and $1.8 million in the three months ended November 30, 2005 and 2004, respectively. We anticipate that capital expenditures will approximate $8.0 million to $10.0 million in 2006.

For the three months ended November 30, 2005, aggregate dividends of $5.5 million have been paid on common and preferred shares. The Board of Directors anticipates that quarterly dividends of $0.15 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Based on a quarterly dividend of $0.15 per share in 2006, aggregate preferred and common stock dividends should approximate $22.1 million in 2006.

Cash Used for Share Repurchases:

From September 1, 2005 through December 31, 2005, we repurchased 320,000 shares at an aggregate purchase price of approximately $7.6 million under the June 30, 2005, share repurchase program. We expect to repurchase shares under this plan over time and through a variety of methods, which generally will include open market purchases. The timing and amount of repurchases under this program will depend on market conditions, legal restrictions and other factors.


The following table presents the number of shares purchased monthly for the three-month period ended November 30, 2005:

                                                                                                              Approximate Dollar
                                                 Total                                                       Value of Shares that
                                               Number of        Average         Total Number of Shares       May Yet Be Purchased
                                                Shares        Price Paid         Purchased as Part of         Under the June 2005
                 Period                        Purchased       per Share       Publicly Announced Plan               Plan
-----------------------------------------     ------------    ------------    --------------------------    -----------------------

September
(September 1, 2005 to September 30, 2005)               -          $    -                             -             $   47,192,594
October
(October 1, 2005 to October 31, 2005)              30,000        $  25.06                        30,000             $   46,440,692
November
(November 1, 2005 to November 30, 2005)
                                                  185,000        $  23.72                       185,000             $   42,051,799
                                              ------------                    --------------------------
Total                                             215,000        $  23.91                       215,000             $   42,051,799
                                              ============                    ==========================


Cash provided from operations, cash on hand, early payments from customers and borrowings under the credit facility, if necessary, should be sufficient to meet our 2006 working capital needs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure relative to fluctuations in the price of soybean raw material inventory, foreign currency fluctuations and interest rate changes. For more information about market risk and how we manage specific risk exposures, see Notes 1 and 15 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2005. Also see Note 9 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further details about our exposure to market risk.

The fair value of derivative commodity instruments outstanding as of November 30, 2005, was $89,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would result in a $249,000 loss in future earnings (not counting the gain on the underlying commodities).

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, South Africa and Turkey. At November 30, 2005, the result of a uniform 10% change in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

For the three months ended November 30, 2005, a 10% adverse change in the interest rate that we earned on our cash that we invested would not have resulted in a material change to our net interest income or cash flow.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

D&PL's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of D&PL's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2005. Based on that evaluation, the chief executive officer and chief financial officer have concluded that D&PL's disclosure controls and procedures are effective to ensure that material information relating to D&PL and D&PL's consolidated subsidiaries is made known to such officers by others within these entities in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There have not been any changes in D&PL's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, D&PL's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

A complete discussion of all known pending litigation in which D&PL is named as a defendant and a description of other legal matters can be found in Part I,
Item 3, of D&PL's Annual Report on Form 10-K for the year ended August 31, 2005. The following discussion only relates to changes in the status of items report in that Annual Report on Form 10-K, or new items that have come to the Company's attention since that time.

Regarding the interlocutory appeal before the Mississippi Supreme Court in the March 14, 2002, Holmes County, Mississippi lawsuit, oral arguments have been scheduled for February 16, 2006.

Regarding the December 2002 suit filed by D&PL against Nationwide Agribusiness and other insurance companies in the Circuit Court of Holmes County, Mississippi, the scheduled commencement date of November 14, 2005 for the case was continued because of pending motions.

On November 30, 2005, D&PL joined a case originally filed by Monsanto in the United States District Court, Western District, Austin Division. That suit was originally filed September 6, 2005 by Monsanto, and seeks to compel arbitration of claims against Monsanto and/or seed companies by the farmers who are defendants in the action pending in the October 6, 2005 filing in the Eastern District of Texas, Marshall Division, as disclosed in D&PL's Annual Report on Form 10-K for the year ended August 31, 2005, and other parties. It is anticipated that ultimately this case will subsume the claims filed against D&PL and others in the October 6, 2005 filing in the Eastern District of Texas, Marshall Division.

Item 1A.  Risk Factors

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

     Demand for and supply of planting seed

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

     Competition

     The planting seed market is highly competitive, and our products face competition from a number of seed companies, diversified crop protection product companies, agricultural biotechnology companies, governmental agencies and academic and scientific institutions. In addition, several of our distributors/customers have also entered the cotton planting seed business. These competitors will launch in 2006 varieties containing the Bollgard II and Roundup Ready Flex technologies at the same time we expect to launch those technologies in our varieties. A number of crop protection product and biotechnology companies have seed production and/or distribution capabilities to ensure market access for new seed products and new technologies that may compete with the Bollgard, Bollgard II and Roundup Ready gene technologies of Monsanto, our principal licensor of such technology. Our seed products and technologies contained therein may encounter substantial competition from technological advances by others or products from new market entrants. Many of our competitors are, or are affiliated with, large diversified companies that have substantially greater resources than we have.

     Litigation and other legal matters

     We currently are engaged in a dispute resolution and arbitration process with Monsanto, the principal licensor of our cotton technology and competitor of ours in the cotton planting seed business. In the arbitration, Monsanto is seeking a determination by the arbitrators of its right to terminate certain agreements between our companies, including the Bollgard and Roundup Ready licenses. In addition, we are currently engaged in litigation with Monsanto concerning the failed merger of the companies. The result of this litigation (and the process of litigating) may materially affect the results of our business. (See Part I, Item 3, of D&PL's Annual Report on Form 10-K for the year ended August 31, 2005.)

     New technologies

     There is no assurance that new technologies such as the DeltaMax and the Syngenta technologies will result in commercially viable products or that such technologies will be developed in the time frame or for the amounts estimated to complete development. Also, there is no assurance that regulatory approval will be obtained for the products.

     Governmental policies

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

     Regulatory matters

     The publicity related to genetically modified organisms ("GMOs") or products made from plants that contain GMOs may have an effect on our sales in the future. In 2005, approximately 95% of our cottonseed that was sold in the United States contained either or both of Monsanto's Bollgard, Bollgard II and Roundup Ready gene technologies, and 96% of our soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the concern of some customers and governmental entities over finished products that contain GMOs could impact demand for crops (and ultimately seed) raised from seed containing such traits. In addition, regulatory approvals for Monsanto's Bollgard and Bollgard II technologies expire in 2006. Monsanto is responsible for obtaining and maintaining regulatory approvals and is planning to seek re-registration of both Bollgard and Bollgard II, but there is no assurance that their efforts will be successful, nor what the terms and conditions of any re-registration will be.

     International operating risks

     Due to the varying levels of agricultural and social development of the international markets in which we operate and because of factors within the particular international markets we target, international profitability and growth may be less stable and predictable than domestic profitability and growth. Furthermore, actions taken by the U.S. government, including that taken by the U.S. military, the war in Iraq, and conflicts between major cotton producing nations, may serve to further complicate our ability to execute our long range ex-U.S. business plans because those plans include future expansion into Uzbekistan, Pakistan and India. World health concerns about infectious diseases also affect the conduct of our international business.

     Subsidies and trade agreements

     Our farmer customers in many markets, including the U.S., benefit from government subsidy programs. The Farm Security and Rural Investment Act of 2002 expires on January 1, 2007 (although the bill includes the 2007 cotton planting season), and future U.S. farm subsidy programs are uncertain. Various other countries, including Brazil, have challenged, and may continue to challenge, the appropriateness of U.S. farm subsidies through the World Trade Organization ("WTO") or other forums. In particular, the WTO has ruled in Brazil's favor in its challenge that certain U.S. subsidies violate the provisions of the WTO. It is not clear if, when, or to what extent, U.S. subsidies will be modified as a result of this ruling. However, in the event changes to subsidies are made, they may negatively impact U.S. farmers which could result in a decline in planted cotton acerage. Also, in WTO discussions in Hong Kong in late December 2005, U.S. negotiators committed to reduce cotton export subsidies (the "Step 2" program) in 2007, and to reduce overall agricultural export subsidies by 2013. U.S. farm programs, including government subsidies, and WTO rulings impacting such programs may materially affect the results of our business. In addition, the U.S. Congress, in an attempt to reduce the U.S. government's budget deficit, may also revise the farm subsidy program and/or its agricultural policy.

     Other

     Overall profitability will depend on the factors noted above, as well as worldwide commodity prices, our ability to successfully open new international markets, the technology partners' ability to obtain timely government approval (and maintain such approval) for existing and for additional biotechnology products on which they and D&PL are working, the terms of such government approvals, our technology partners' ability to successfully defend challenges to proprietary technologies licensed to us and our ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to successfully complete these projects may affect future profitability. In addition, earnings forecasts do not consider the impact of potential transactions, their related accounting and other factors, that may be under consideration by the Company, but have not yet been completed or their effect determined at the date of a particular filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The disclosure required under this Part II, Item 2 of this Quarterly Report on Form 10-Q is contained in Part I, Item 2 hereof under the heading "Cash Used for Share Repurchases" and is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits.

Exhibits.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DELTA AND PINE LAND COMPANY

Date:     January 9, 2006        /s/ W. Thomas Jagodinski
                                 ------------------------               -
                                 W. Thomas Jagodinski
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


Date:     January 9, 2006        /s/ Kenneth M. Avery
                                 --------------------
                                 Kenneth M. Avery
                                 Vice President - Finance, Treasurer and
                                 Assistant Secretary
                                 (Principal Financial and Accounting Officer)