Form 10-Q
period 2006-02-28
DELTA & PINE LAND CO
filed 2006-04-10
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2006 or

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

Common Stock,  $0.10 Par Value,  35,577,779 shares outstanding as of March 31,
2006.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - February 28, 2006,
              August 31, 2005, and February 28, 2005                                                                3

    Consolidated Statements of Operations - Three Months
              Ended February 28, 2006 and February 28, 2005                                                         4

    Consolidated Statements of Operations - Six Months
                  Ended February 28, 2006 and February 28, 2005                                                     5

    Consolidated Statements of Cash Flows - Six Months
             Ended February 28, 2006 and February 28, 2005                                                          6

    Notes to Consolidated Financial Statements                                                                      7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                                  18

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                           22

   Item 4.    Controls and Procedures                                                                              23

PART II.  OTHER INFORMATION
   Item 1.    Legal Proceedings                                                                                    23
   Item 1A.   Risk Factors                                                                                         24
   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                          26
   Item 3.    Defaults Upon Senior Securities                                                                      26
   Item 4.    Submission of Matters to a Vote of Security Holders                                                  26
   Item 5.    Other Information                                                                                    26
   Item 6.    Exhibits                                                                                             27
              Signatures                                                                                           28


PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                             February 28,        August 31,          February 28,
                                                                                2006                2005                 2005
                                                                         ------------------   -----------------    -----------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $         13,420     $         93,075     $        110,632
Receivables, net                                                                  138,193              228,800              139,330
Inventories                                                                        69,389               26,625               56,861
Prepaid expenses                                                                    1,657                1,874                2,038
Deferred income taxes                                                               6,047                6,305                6,725
                                                                         ------------------   -----------------    -----------------
    Total current assets                                                          228,706              356,679              315,586

PROPERTY, PLANT AND EQUIPMENT, NET                                                 61,507               60,158               62,005
EXCESS OF COST OVER NET ASSETS OF
      BUSINESSES ACQUIRED                                                           4,183                4,183                4,183
INTANGIBLES, NET                                                                    8,459                5,960                5,757
OTHER ASSETS                                                                        1,214                1,446                1,545
DEFERRED INCOME TAXES                                                              11,238               10,758                9,685
                                                                         ------------------   -----------------    -----------------
TOTAL ASSETS                                                             $        315,307     $        439,184     $        398,761
                                                                         ==================   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
Notes payable and current maturities of long-term debt                   $          8,448     $         10,078     $         11,405
Accounts payable                                                                   21,776               18,218               19,466
Accrued expenses                                                                  120,814              221,824              108,508
Income taxes payable                                                                8,872               12,893               10,712
                                                                         ------------------   -----------------    -----------------
     Total current liabilities                                                    159,910              263,013              150,091
                                                                         ------------------   -----------------    -----------------
LONG-TERM DEBT                                                                      3,471                7,271               11,109
                                                                         ------------------   -----------------    -----------------
MINORITY INTEREST IN SUBSIDIARIES                                                   5,577                4,877                6,572
                                                                         ------------------   -----------------    -----------------
COMMITMENTS AND CONTINGENCIES (Note 10 )

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share; 2,000,000 shares authorized;
  Series A Junior Participating Preferred, par value $0.10 per share;
    501,989, 456,989, and 456,989 shares authorized; no shares issued or
    outstanding;                                                                        -                    -                    -
  Series M Convertible Non-Voting Preferred, par value $0.l0 per share;
    1,066,667 shares authorized, issued and outstanding                               107                  107                  107
Common stock, par value $0.10 per share; 100,000,000 shares authorized;
    40,965,695, 40,928,929 and 40,788,040 shares issued;
    35,495,589, 36,099,823 and 39,120,574 shares outstanding                        4,097                4,093                4,079
Capital in excess of par value                                                     83,989               81,640               78,340
Retained earnings                                                                 193,933              199,742              182,071
Accumulated other comprehensive loss                                               (3,440)              (4,305)              (1,889)
Treasury stock, at cost;  5,470,106, 4,829,106 and 1,667,466 shares              (132,337)            (117,254)             (31,719)
                                                                         ------------------   -----------------    -----------------
TOTAL STOCKHOLDERS' EQUITY                                                        146,349              164,023              230,989
                                                                         ------------------   -----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $        315,307     $        439,184     $        398,761
                                                                         ==================   =================    =================

   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                    February 28,        February 28,
                                                                                        2006                2005
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $        114,977    $        119,859
COST OF SALES                                                                               74,145              75,175
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                                40,832              44,684
                                                                                  -----------------   ------------------

OPERATING EXPENSES:
   Research and development                                                                  6,182               5,646
   Selling                                                                                   3,917               3,486
   General and administrative                                                                7,333               4,905
                                                                                  -----------------   ------------------
              Total operating expenses                                                      17,432              14,037
                                                                                  -----------------   ------------------

OPERATING  INCOME                                                                           23,400              30,647

INTEREST INCOME, NET                                                                           177                 641
OTHER EXPENSE, NET                                                                            (730)               (973)
EQUITY IN NET LOSS OF AFFILIATE                                                               (780)               (648)
MINORITY INTEREST IN LOSS (EARNINGS) OF SUBSIDIARIES                                           131                  (9)
                                                                                  -----------------   ------------------

INCOME BEFORE INCOME TAXES                                                                  22,198              29,658
INCOME TAX EXPENSE                                                                           7,680              10,498
                                                                                  -----------------   ------------------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                        14,518              19,160
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX                                             358                   -
                                                                                  -----------------   ------------------

NET INCOME                                                                                  14,876              19,160
DIVIDENDS ON PREFERRED STOCK                                                                  (160)               (128)
                                                                                  -----------------   ------------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $         14,716    $         19,032
                                                                                  =================   ==================

BASIC EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                                            $           0.41    $           0.49
                                                                                  =================   ==================

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX                                $           0.01    $              -
                                                                                  =================   ==================

BASIC EARNINGS PER SHARE                                                          $           0.42    $           0.49
                                                                                  =================   ==================

NUMBER OF SHARES USED IN BASIC EARNINGS PER SHARE
     CALCULATIONS                                                                           35,688              38,763
                                                                                  =================   ==================

DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                                            $           0.39     $          0.48
                                                                                  =================   ==================

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX                                $           0.01     $             -
                                                                                  =================   ==================

DILUTED EARNINGS PER SHARE                                                        $           0.40     $          0.48
                                                                                  =================   ==================

NUMBER OF SHARES USED IN DILUTED EARNINGS PER SHARE
     CALCULATIONS
                                                                                            36,914              40,276
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.15     $          0.12
                                                                                  =================   ==================

   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                    February 28,        February 28,
                                                                                        2006                2005
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $        124,803    $        137,313
COST OF SALES                                                                               80,809              83,596
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                                43,994              53,717
                                                                                  -----------------   ------------------

OPERATING EXPENSES:
   Research and development                                                                 11,786              10,076
   Selling                                                                                   7,316               6,552
   General and administrative                                                               13,452               9,444
                                                                                  -----------------   ------------------
              Total operating expenses                                                      32,554              26,072
                                                                                  -----------------   ------------------

OPERATING  INCOME                                                                           11,440              27,645

INTEREST INCOME, NET                                                                         1,205               1,099
OTHER EXPENSE, NET                                                                          (1,933)             (2,480)
EQUITY IN NET LOSS OF AFFILIATE                                                             (1,594)             (1,386)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                                 (701)             (2,345)
                                                                                  -----------------   ------------------

INCOME BEFORE INCOME TAXES                                                                   8,417              22,533
INCOME TAX  EXPENSE                                                                          3,192               7,690
                                                                                  -----------------   ------------------

NET INCOME                                                                                   5,225              14,843
DIVIDENDS ON PREFERRED STOCK                                                                  (320)               (256)
                                                                                  -----------------   ------------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $          4,905    $         14,587
                                                                                  =================   ==================

BASIC EARNINGS PER SHARE                                                          $           0.14    $           0.38
                                                                                  =================   ==================
NUMBER OF SHARES USED IN BASIC EARNINGS PER SHARE
     CALCULATIONS                                                                           35,882              38,653
                                                                                  =================   ==================

DILUTED EARNINGS PER SHARE                                                        $           0.14    $           0.37
                                                                                  =================   ==================

NUMBER OF SHARES USED IN DILUTED EARNINGS PER SHARE
     CALCULATIONS                                                                           37,145              40,124
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.30    $           0.24
                                                                                  =================   ==================


   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                           February 28,         February 28,
                                                                               2006                 2005
                                                                         ------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $          5,225     $         14,843
   Adjustments to reconcile net income to net cash used in
    operating activities:
       Depreciation and amortization                                                4,358                4,265
       Loss (gain) on sale of assets                                                   59                 (323)
       Equity in net loss of affiliate                                              1,594                1,386
       Foreign exchange loss (gain)                                                    33                 (219)
       Accretion of debt discount                                                     227                  389
       Minority interest in earnings of subsidiaries                                  701                2,345
       Stock-based compensation expense                                             1,641                    -
       Change in deferred income taxes                                               (229)                 974
       Changes in assets and liabilities:
              Receivables                                                          90,695               45,851
              Inventories                                                         (42,340)             (26,260)
              Prepaid expenses                                                        226                 (118)
              Intangibles and other assets                                            (52)                (370)
              Accounts payable                                                      3,374               (4,591)
              Accrued expenses                                                   (101,331)             (79,431)
              Income taxes payable                                                 (4,070)               3,987
                                                                         ------------------   -----------------
              Net cash used in operating activities                               (39,889)             (37,272)
                                                                         ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (5,336)              (3,561)
  Sale of investments and property                                                     23                  388
  Acquisition of business                                                          (2,620)                   -
  Investment in affiliate                                                          (1,525)              (1,550)
                                                                         ------------------   -----------------
              Net cash used in investing activities                                (9,458)              (4,723)
                                                                         ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                                                      (5,925)                   -
  Dividends paid                                                                  (11,034)              (9,580)
  Proceeds from short-term debt                                                       266                    -
  Minority interest in dividends paid by subsidiary                                     -                 (359)
  Payments to acquire treasury stock                                              (15,083)                   -
  Proceeds from exercise of stock options                                             712               11,855
                                                                         ------------------   -----------------
              Net cash (used in) provided by in financing activities              (31,064)               1,916
                                                                         ------------------   -----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                            756                1,124

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (79,655)             (38,955)
CASH AND CASH EQUIVALENTS, August 31
                                                                                   93,075              149,587
                                                                         ------------------   -----------------
CASH AND CASH EQUIVALENTS, February 28                                   $         13,420     $        110,632
                                                                         ==================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the six months for:
      Interest, net of capitalized interest                              $              -     $              -
      Income taxes paid                                                  $          6,859     $          1,645

   Noncash financing activities:
      Tax benefit of stock option exercises                              $             54     $          2,298


   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. The business of Delta and Pine Land Company and its subsidiaries ("D&PL" ; or the "Company") is seasonal in nature; thus, the results of operations for the three and six month periods ended February 28, 2006 and 2005, are not necessarily indicative of the results to be expected for the full year. D&PL's investment in its 50%-owned affiliate DeltaMax Cotton, LLC ("DeltaMax") is accounted for using the equity method. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the year ended August 31, 2005.

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

Subsequently, on February 3, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. SFAS 123(R)-4 amending SFAS 123R to require companies to consider the probability that an event that could require cash settlement will occur when classifying the instruments as liabilities or equity. Under this guidance, the deferred compensation liability discussed above would not have been recognized, and the non-cash charge of $358,000 would not have been recorded. The FASB Staff Position requires retrospective application; therefore, the non-cash charge was reversed in the second quarter ended February 28, 2006, and a deferred compensation liability is no longer reported on the Company's consolidated balance sheet.

For further information regarding the adoption of SFAS 123R see Note 4, "Stock-Based Compensation Plans" to these consolidated financial statements.

New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140". Among other changes, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability in certain situations and defines measurement methods for these assets and liabilities. SFAS No. 156 is effective for the fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on D&PL's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and SFAS No. 140." Among other changes, SFAS No. 155 further defines what constitutes a derivative as defined by SFAS No. 133, and addresses certain measurement issues regarding hybrid financial instruments. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on D&PL's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3". Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on D&PL's consolidated financial statements.

2. COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended February 28, 2006 and 2005, was (in thousands):

                                                            Three Months Ended                      Six Months Ended
                                                   -------------------------------------  --------------------------------------
                                                     February 28,       February 28,        February 28,        February 28,
                                                         2006               2005               2006                 2005
                                                   -----------------  ------------------  ------------------  ------------------
       Net income                                  $         14,876   $         19,160    $          5,225    $         14,843

       Other comprehensive income:
            Foreign currency translation gains                  500                312                 949               1,857
            Net realized and unrealized gains
                (losses) on  hedging instruments                120                105                 (84)                (10)
            Income tax expense related to other
                comprehensive income                           (215)              (148)               (328)               (630)
                                                   -----------------  ------------------  ------------------  ------------------
       Other comprehensive income, net of tax                   405                269                 537               1,217
                                                   -----------------  ------------------  ------------------  ------------------
       Total comprehensive income                  $         15,281   $         19,429    $          5,762    $         16,060
                                                   =================  ==================  ==================  ==================

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

Information about D&PL's segments for the three and six month periods ended February 28, 2006 and 2005, is as follows (in thousands):

                                                           Three Months Ended                      Six Months Ended
                                                   ------------------------------------  --------------------------------------
                                                     February 28,       February 28,       February 28,         February 28,
                                                         2006               2005               2006                 2005
                                                   -----------------  -----------------  ------------------  ------------------

       Net sales and licensing fees (by segment)
              Domestic                             $        109,212   $        108,108   $        109,610    $        108,660
              International                                   5,765             11,751             15,193              28,653
                                                   -----------------  -----------------  ------------------  ------------------
                                                   $        114,977   $        119,859   $        124,803    $        137,313
                                                   =================  =================  ==================  ==================

       Net sales and licensing fees
              Cottonseed                           $        110,033   $        114,457   $        119,102    $        131,107
              Soybean seed                                    4,400              4,813              4,378               4,826
              Other                                             544                589              1,323               1,380
                                                   -----------------  -----------------  ------------------  ------------------
                                                   $        114,977   $        119,859   $        124,803    $        137,313
                                                   =================  =================  ==================  ==================

       Operating income (loss)
              Domestic                             $         24,947   $         28,530   $         12,109    $         19,455
              International                                  (1,547)             2,117               (669)              8,190
                                                   -----------------  -----------------  ------------------  ------------------
                                                   $         23,400   $         30,647   $         11,440    $         27,645
                                                   =================  =================  ==================  ==================

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

Prior to the adoption of SFAS 123R, the Company accounted for employee stock options and other equity-based compensation awards using the intrinsic value method of accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees." No compensation expense was previously recognized related to the Company's stock options because the number of shares was fixed at the grant date and each option's exercise price was set at or above the stock's fair market value on the date the option was granted. Under SFAS 123R, the Company charged to income $982,000 of compensation expense for stock options, Restricted Stock and Restricted Stock Units in the second quarter of 2006, in addition to recording the reversal of the cumulative effect of $358,000, net of tax, related to the initial adoption of SFAS 123R that was recorded in the first quarter of 2006, which is recorded as a separate component in the statement of operations (see Footnote 1 for more information on the reversal of the cumulative effect of accounting change). Total compensation expense recorded for the six-month period ended February 28, 2006 was $1.64 million.

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

Options. The Company determines the fair value of stock option awards using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company's common stock. The Company uses historical data to estimate share option exercise and employee departure behavior used in the Black-Scholes option-pricing model. The expected term of share options granted is derived from the output of the option pricing model and represents the period of time that share options granted are expected to be outstanding. The risk-free rate is based on yields of U.S. Treasury securities with similar terms as the expected life. The following weighted-average assumptions were used to value D&PL's stock option awards in the second quarter of 2006: 6 year expected life; expected volatility of 24.6%; risk free rate of 4.46% and annual dividends of $0.60 per share during the expected term of the options. The weighted-average fair value of options awarded in the second quarter of 2006 was $5.66.

The Company recognized gross compensation cost associated with all of its outstanding stock option awards of $566,000, prior to a tax benefit of $201,000, in the second quarter of 2006, versus $0 in the prior year period. At February 28, 2006, there was approximately $2.4 million of unrecognized compensation cost related to stock option awards, net of an anticipated tax benefit of $852,000, which is expected to be recognized over the remaining employees' service periods over a weighted-average period of two years.

All outstanding options have a contractual term of 7 to 10 years. All stock option awards made prior to May 18, 2005 became exercisable ratably over a five-year service period. Stock option awards made on May 18, 2005 become exercisable 45 days after issuance. Stock option awards made subsequent to May 18, 2005 become exercisable ratably over a five-year service period. Under both the LTIP and the 2005 Stock Plan, all outstanding stock options become exercisable immediately upon a change in control of the Company. There were approximately 2.4 million stock options available for grant at February 28, 2006.

The following table represents stock option activity for the quarter ended February 28, 2006:

                                        Number of                                        Intrinsic
                                         Shares                 Price Range                Value
                                      --------------     ------------    ----------    --------------
Outstanding at November 30, 2005          3,689,871          $ 15.61        $47.31
Granted                                      40,824            22.69         23.43
Exercised                                  (21,255)            17.85         22.36
Lapsed or canceled                            (400)            17.85         17.85
                                      --------------     ------------    ----------
Outstanding at February 28, 2006          3,709,040            15.61         47.31       $11,498,000
                                      ==============     ============    ==========    ==============

Exercisable at February 28, 2006          3,286,730          $ 15.61        $47.31        $9,655,936
                                      ==============                                   ==============

The following table summarizes certain information about outstanding and exercisable stock options at February 28, 2006:

                                       Options Outstanding                               Options Exercisable
                          -----------------------------------------------------     -------------------------------
                                            Weighted Average        Weighted                           Weighted
                                               Remaining            Average                            Average
                                            Contractual Life        Exercise                           Exercise
Exercise Price Range          Number           in Years              Price            Number            Price
---------------------     -------------    -------------------    -------------    --------------    -------------
  $14.79 - $19.99            1,615,263            4.7                 $  18.99         1,377,039         $  19.04
  $20.00 - $29.99            1,824,436            4.6                 $  25.87         1,640,350         $  26.02
  $30.00 - $39.99              267,341            5.3                 $  31.51           267,341         $  31.51
  $40.00 - $49.31                2,000            2.2                 $  47.31             2,000         $  47.31
                          -------------                                            --------------
                             3,709,040            4.7                 $  23.29         3,286,730         $  23.55
                          =============                                            ==============

Restricted Stock and Restricted Stock Units. In the second quarter of 2006, 5,119 shares of Restricted Stock or Restricted Stock Units were granted to employees or directors, with total compensation cost of approximately $106,000 determined based on the market price of the Company's common stock at the time of award and considering dividend restrictions and expected forfeitures. Compensation cost will be recognized as expense ratably over the three-year vesting period.

For the three months ended February 28, 2006, the Company recognized gross compensation cost of approximately $416,000, prior to a tax benefit of $148,000, related to shares of Restricted Stock and Restricted Stock Units issued in 2005 and 2006 versus $0 in the prior year period. At February 28, 2006, there was $3.0 million of unrecognized compensation cost related to shares of Restricted Stock and Restricted Stock Units which is expected to be recognized, net of an anticipated tax benefit of $1.1 million, over a weighted-average period of two years.

There were approximately 1.9 million shares available for grants of Restricted Stock and Restricted Stock Units at February 28, 2006. The following represents Restricted Stock and Restricted Stock Units activity for the quarter ended February 28, 2006:

                                                 Restricted Stock                         Restricted Stock Units
                                        ------------------------------------     -----------------------------------------
                                                            Weighted Avg.                                 Weighted Avg.
                                          Number of        Grant Date Fair          Number of            Grant Date Fair
                                           Shares               Value                Shares                   Value
                                        --------------     -----------------     ------------------     ------------------
Non-vested at November 30, 2005               146,048           $25.15                      24,000           $26.31
Granted                                         4,710            22.34                         409            23.90
Forfeited                                        (537)           25.22                           -                -
                                        --------------                           ------------------
Non-vested at February 28, 2006               150,221           $25.06                      24,409           $26.27
                                        ==============                           ==================

The following table illustrates for the three and six months ended February 28, 2005 the effect on operating results and per share information had the Company accounted for share based compensation in accordance with SFAS 123R (in thousands).

                                                                 Three Months Ended        Six Months Ended
                                                               -----------------------  -----------------------
                                                                    February 28,             February 28,
                                                                        2005                     2005
                                                               -----------------------  -----------------------

       Net Income:
         As reported                                           $         19,160         $         14,843
         Add:  Total stock-based compensation expense
                     included in reported net income, net of
                     related tax effects
                                                                              -                        -

         Less:  Total stock-based compensation expense
                    determined under the fair value based
                    method for all awards, net of related tax
                    effects
                                                                           (700)                  (1,431)
                                                               -----------------------  -----------------------
       Pro forma                                               $         18,460         $         13,412
                                                               =======================  =======================

       Basic earnings per share:
         As reported                                           $              0.49      $              0.38
                                                               =======================  =======================
         Pro forma                                             $              0.47      $              0.34
                                                               =======================  =======================

       Diluted earnings per share:
         As reported                                           $              0.48      $              0.37
                                                               =======================  =======================
         Pro forma                                             $              0.46      $              0.33
                                                               =======================  =======================

5.  INVENTORIES

Inventories consisted of the following as of (in thousands):

                                                          February 28,          August 31,           February 28,
                                                              2006                 2005                  2005
                                                        ------------------   -----------------    -----------------

Finished goods                                          $         45,722     $         19,713     $         36,626
Raw materials                                                     32,684               13,156               25,084
Growing crops                                                      1,147                  818                  169
Supplies                                                           1,192                1,101                1,461
                                                        ------------------   -----------------    -----------------
                                                                  80,745               34,788               63,340
Less reserves                                                    (11,356)              (8,163)              (6,479)
                                                        ------------------   -----------------    -----------------
                                                        $         69,389     $         26,625     $         56,861
                                                        ==================   =================    =================

Finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. Elements of cost in inventories include raw materials, direct production costs, manufacturing overhead and immaterial general and administrative expenses. Inventory reserves relate to estimated excess and obsolete inventory. The provision recorded for excess and obsolete inventory for the quarters ended February 28, 2006 and 2005 was approximately $2,680,000 and $3,766,000, respectively. The provision recorded for excess and obsolete inventory for the six-month periods ended February 28, 2006 and February 28, 2005 was approximately $3,422,000 and $3,923,000, respectively. See Note 9 for a description of hedging activities related to inventory.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of (in thousands):

                                                          February 28,           August 31,           February 28,
                                                              2006                  2005                  2005
                                                        ------------------   -----------------    -----------------

Land and improvements                                   $          6,470     $          6,263     $          6,235
Buildings and improvements                                        45,107               43,018               43,667
Machinery and equipment                                           65,222               63,142               62,766
Germplasm                                                          7,500                7,500                7,500
Breeder and foundation seed                                        2,000                2,000                2,000
Construction in progress                                           2,996                2,564                1,635
                                                        ------------------   -----------------    -----------------
                                                                 129,295              124,487              123,803
Less accumulated depreciation                                    (67,788)             (64,329)             (61,798)
                                                        ------------------   -----------------    -----------------
                                                        $         61,507     $         60,158     $         62,005
                                                        ==================   =================    =================

Depreciation expense during the quarters ended February 28, 2006 and February 28, 2005 was approximately $2.1 million and $2.0 million, respectively. Depreciation expense during the six-month periods ended February 28, 2006 and 2005 was approximately $4.2 million and $4.1 million, respectively.

7.  INTANGIBLES

The components of identifiable intangible assets were as follows as of (in thousands):

                               February 28, 2006                     August 31, 2005                      February 28, 2005
                         ----------- --- ---------------    -------------- --- ----------------    ------------- -- ----------------
                            Gross                               Gross                                 Gross
                           Carrying       Accumulated          Carrying          Accumulated         Carrying        Accumulated
                            Amount        Amortization          Amount           Amortization         Amount         Amortization
                         -----------     ---------------    --------------     ----------------    -------------    ----------------
Trademarks                  $ 3,182           $   (997)         $   3,182           $    (958)         $  3,182          $    (918)
Commercialization
 agreements                     400               (135)               400                (121)              400               (107)
Licenses                      3,507               (247)             1,100                (192)            1,100               (138)
Patents                       1,954               (170)             1,640                (116)            1,241               (105)
Other                         2,132             (1,167)             2,096              (1,071)            2,046               (944)
                         -----------     ---------------    --------------     ----------------    -------------    ----------------
                            $11,175          $  (2,716)         $   8,418          $   (2,458)         $  7,969         $   (2,212)
                         ===========     ===============    ==============     ================    =============    ================

Amortization expense for identifiable intangible assets during the quarters ended February 28, 2006 and 2005 was approximately $90,000 and $80,000, respectively. Amortization expense for identifiable intangible assets during the six-month periods ended February 28, 2006 and February 28, 2005 was approximately $210,000 and $200,000, respectively. Identifiable intangible asset amortization expense is estimated to be $300,000 for the remainder of 2006, $600,000 in fiscal year 2007 and $500,000 in each of the fiscal years from 2008 to 2011.

On December 29, 2005, D&PL acquired Vikki's Agrotech Pvt. Ltd., an Indian cottonseed company, for cash of approximately $2.6 million. The results of Vikki's operations have been included in D&PL's consolidated statements of operations from the date of acquisition. The initial allocation of the purchase price resulted in no goodwill and approximately $2.3 million allocated to licenses. Pro forma results of operations for the three and six month periods ended February 28, 2006 if the acquisition had occurred at the beginning of the periods would not have been materially different than reported results for these periods.

8. INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax Cotton, LLC, a limited liability company jointly owned with Verdia, Inc. Verdia was acquired by DuPont on July 2, 2004. Established in May 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cottonseed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the quarters ended February 28, 2006 and February 28, 2005, D&PL's equity in the net loss of DeltaMax was approximately $780,000 and $648,000, respectively. For the six-month periods ended February 28, 2006 and 2005, D&PL's equity in the net loss of DeltaMax was approximately $1,594,000 and $1,386,000, respectively.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated other comprehensive loss includes the following related to the Company's soybean hedging program for the six-month periods ended February 28, 2006 and 2005 (in thousands):

                                                                                      2006                   2005
                                                                               -------------------    -------------------

       Deferred net gain (loss), as of August 31                               $            224       $           (134)

             Net losses on hedging instruments arising during the six months                (53)                   (60)
             Reclassification adjustment of (gains) losses on hedging
                       instruments to earnings                                              (31)                    50
                                                                               -------------------    -------------------
       Net change in accumulated other comprehensive loss                                   (84)                   (10)
                                                                               -------------------    -------------------
       Deferred net gain (loss) on derivative instruments included in
             accumulated other comprehensive loss at February 28               $            140       $           (144)
                                                                               ===================    ===================

The deferred net gain of $140,000 included in accumulated other comprehensive loss at February 28, 2006 consists of net unrealized gains of $32,000 and net realized gains of $108,000. The deferred net unrealized gain of $32,000 will be recognized in earnings within the next twelve to eighteen months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions. The net realized gain of $108,000 will be reclassified into earnings in the period in which the forecasted transaction affects earnings, which is expected to occur during D&PL's third quarter.

For the  six-month  periods ended  February 28, 2006 and 2005,  D&PL recorded no
gains  or  losses  in  earnings  as  a  result  of  hedge   ineffectiveness   or
discontinuance of cash flow hedges related to soybeans.

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

On February 17, 2006, D&PL submitted an additional issue for resolution under the dispute resolution process under the 1996 Option Agreement and the 2002 Bollgard Gene License. This dispute involves whether Monsanto's implementation of a farmer licensing system for the Bollgard Gene technology in Brazil violates D&PL's and its local affiliate's rights to an exclusive license to develop, produce and sell Bollgard planting seed in Brazil. On March 1, 2006, D&PL filed a suit against Monsanto in the Chancery Court of New Castle County, Delaware, seeking to enjoin Monsanto's implementation of the new farmer licensing system pending the resolution of the issues submitted to the Executive Panel. D&PL's motion for a preliminary injunction was denied; however, the Delaware Court retained jurisdiction of the case to consider D&PL's motion to compel arbitration. On March 27, 2006 D&PL submitted to arbitration before the American Arbitration Association the dispute on whether Monsanto's implementation of a farmer licensing system is in violation of D&PL's and its Affiliates' rights to an exclusive license to develop, produce and sell Bollgard planting seed in Brazil. As part of this arbitration, D&PL is seeking to enjoin Monsanto's implementation of its farmer licensing system and for damages incurred by D&PL and its Affiliates.

In response to D&PL's submission of this dispute to the alternative dispute resolution, on February 23, 2006, Monsanto filed a suit for declaratory judgment in the Circuit Court of St. Louis County, Missouri, for the court to determine the issues in dispute. D&PL believes that this suit is barred by the binding alternative dispute resolution provisions in the subject contracts and will so respond, seeking to have this proceeding dismissed or stayed pending the completion of the contractually required dispute resolution process. D&PL is committed to participating in good faith resolution of this dispute through the dispute resolution process and, in particular, through the above described arbitration. MDM Sementes de Algodao Limitada, D&PL's affiliate in Brazil, is proceeding with a planned launch of sales of cotton seed containing Bollgard technology in Brazil in the 2006 sales season.

On February 20, 2006, D&PL submitted two additional issues for resolution under binding dispute resolution; one dispute arises under the most favored license provisions of the U.S. Bollgard License and the other under confidentiality provisions of the U.S. Bollgard and Roundup Ready Licenses. Monsanto has responded on each of these issues and D&PL expects to proceed with alternative dispute resolution through the Executive Panel or arbitration, as applicable.

On February 28, 2006, D&PL filed suit in the Circuit Court of Dunklin County, Missouri, seeking to recover Soybean Seed Services Fees in the amount of approximately $2,200,000 which Monsanto has refused to pay D&PL with respect to soybean seed containing Monsanto's Roundup Ready technology sold by D&PL during the 2005 planting season. The suit also seeks a declaratory judgment that D&PL's payments of royalties under its Roundup Ready Soybean License have been correctly calculated and paid during the years 2002-2005.

In December 1999, Mycogen Plant Science, Inc. ("Mycogen") filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit sought injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. Consistent with its commitments, Monsanto agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any were awarded. The claims by Mycogen and crossclaims by Monsanto and D&PL were dismissed with prejudice by an agreed order entered January 27, 2006. The settlement and dismissal of this case confirmed D&PL's rights to sell Bollgard planting seed in Australia on the existing terms of its license from Monsanto. D&PL incurred no material expense for the dismissal of this litigation.

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

11. EARNINGS PER SHARE

Dilutive common share equivalents consist of both D&PL's Series M Convertible Non-Voting Preferred shares and the outstanding options to purchase D&PL's common stock and Restricted Stock and Restricted Stock Units that have been issued under the 1995 Long-Term Incentive Plan and the 2005 Omnibus Stock Plan. Approximately 1,682,000 and 119,000 outstanding stock options were not included in the computation of diluted earnings per share for the three months ended February 28, 2006 and February 28, 2005, respectively, and approximately 1,640,000 and 192,000 outstanding stock options were not included in the computation of diluted earnings per share for the six months ended February 28, 2006 and February 28, 2005, respectively, because the exercise price exceeded the average market price of D&PL's common stock for each respective reporting date. These excluded options expire at various dates from 2007 to 2015.

The table below reconciles the basic and diluted per share computations:

       (in thousands, except per share amounts)            For the Three Months Ended              For the Six Months Ended
                                                       -----------------------------------   -------------------------------------
                                                         February 28,      February 28,        February 28,        February 28,
                                                             2006              2005                2006                 2005
                                                       -----------------  ----------------   -----------------  ------------------

       Income:
       Net income                                      $         14,876   $         19,160   $          5,225   $         14,843
       Less:  Preferred stock dividends                            (160)              (128)              (320)              (256)
                                                       -----------------  ----------------   -----------------  ------------------
       Net income for basic EPS                        $         14,716   $         19,032   $          4,905   $         14,587
       Effect of Dilutive Securities:
       Convertible preferred stock dividends                        160                128                320                256
                                                       -----------------  ----------------   -----------------  ------------------
       Net income available to common
          stockholders plus assumed conversions - for
          diluted EPS                                  $         14,876   $         19,160   $          5,225   $         14,843
                                                       =================  ================   =================  ==================

       Shares:
       Basic EPS shares                                          35,688             38,763             35,882             38,653
       Effect of Dilutive Securities:
          Options to purchase stock                                 117                446                160                404
          Restricted Stock and Restricted Stock Units                42                  -                 36                  -
          Convertible preferred stock                             1,067              1,067              1,067              1,067
                                                       -----------------  ----------------   -----------------  ------------------
       Diluted EPS shares                                        36,914             40,276             37,145             40,124
                                                       =================  ================   =================  ==================

       Per Share Amounts:
                                                       $           0.42   $           0.49   $           0.14   $           0.38
                                                       =================  ================   =================  ==================
       Diluted                                         $           0.40   $           0.48   $           0.14   $           0.37
                                                       =================  ================   =================  ==================

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

The components of net periodic pension expense for D&PL's Plan and SERP follow as of (in thousands):

                                                                  Pension                                     SERP
                                                             Three Months Ended                        Three Months Ended
                                                   ---------------------------------------   ---------------------------------------
                                                     February 28,         February 28,         February 28,         February 28,
                                                         2006                 2005                 2006                 2005
                                                   ------------------   ------------------   ------------------   ------------------
Service cost                                       $            273     $            213     $              -     $              -
Interest cost                                                   287                  274                    8                    9
Expected return on assets                                      (295)                (272)                  (6)                  (7)
Amortization of prior service cost                                4                    1                    -                    -
Recognized net actuarial loss (gain)                            180                  101                   14                   (1)
                                                   ------------------   ------------------   ------------------   ------------------
Net periodic pension expense                       $            449     $            317     $             16     $              1
                                                   ==================   ==================   ==================   ==================


                                                                  Pension                                     SERP
                                                             Six Months Ended                         Six Months Ended
                                                   ---------------------------------------   ---------------------------------------
                                                     February 28,         February 28,         February 28,         February 28,
                                                         2006                 2005                 2006                 2005
                                                   ------------------   ------------------   ------------------   ------------------

Service cost                                       $            546     $            426     $              -     $              -
Interest cost                                                   575                  548                   16                   18
Expected return on assets                                      (590)                (544)                 (12)                 (14)
Amortization of prior service cost                                7                    2                    -                    -
Recognized net actuarial loss (gain)                            360                  202                   28                   (2)
                                                   ------------------   ------------------   ------------------   ------------------
Net periodic pension expense                       $            898     $            634     $             32     $              2
                                                   ==================   ==================   ==================   ==================


The amount of the minimum pension liability that is recorded as a component of Accrued Expenses at February 28, 2006 was $7.1 million. As of February 28, 2006, D&PL had not made any contributions to the Plan. D&PL anticipates contributing $2 million to the Plan in 2006.

As of February 28, 2006, no contributions have been made to the SERP. D&PL presently does not anticipate contributing any amounts to the SERP in 2006.

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

As of February 28, 2006, there was $266,000 outstanding under the Credit Agreement, in addition to the existing Letters of Credit discussed above. The applicable interest rate at February 28, 2006, under the Credit Agreement was 5.155%. Borrowings under the Credit Facility did not occur until February 28, 2006, thus the weighted-average interest rate under the Credit Facility for the three and six-month periods ended February 28, 2006 was the same as the interest rate at February 28, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW/OUTLOOK

Cottonseed shipments to our customers in the U.S. market began in earnest late in the second quarter and planting is under way in south Texas, western Arizona and the San Joaquin Valley. We will continue to process and ship cottonseed until early in the fourth quarter. Our sales are being led by DP 555 BG/RR, DP 444 BG/RR, and a more recent entry to the cottonseed market, DP 445 BG/RR, a mid-maturing variety that has experienced heavy demand this year. Due to the introduction of new cottonseed treatments, primarily the AVICTA(TM) Complete Pak from Syngenta, we are experiencing a shift in sales from the second quarter to the third quarter as our customers finalize decisions on treatment options. Because of the shift in sales from the second quarter to the third quarter, our unit shipments were down in the second quarter of this fiscal year compared to the prior year, but our domestic revenues are slightly higher due to additional revenue from the seed treatments and higher cottonseed and technology prices. We did experience an increase in sales of Pima cottonseed varieties in the second quarter compared to the prior year, due to an increase in acres planted to Pima varieties. Our per unit cost for cottonseed is higher this year due primarily to the cost of the seed treatments.

Internationally, shipments began in the second quarter to our customers in countries in the Northern hemisphere, primarily Greece, Mexico and Spain, and continued at our joint ventures in Brazil and China. For the six-month period ended February 28, 2006, international operating results are down from the prior year due to lower sales in Australia (as a result of increased competition), Brazil (due to a reduction in acreage planted to cotton), and China (as a result of increased competition). Sales to Greece, Mexico and Spain are lower through February 28, 2006 compared to prior year levels, but we believe that this is primarily due to a shift in sales from the second quarter to the third quarter, as shipments to these countries have increased thus far in the third quarter. However, we expect that overall international shipments will be lower in the 2006 fiscal year compared to 2005, due to issues surrounding the revision of laws governing the planting of transgenic crops in Mexico that delayed our ability to import certain transgenic varieties, and due to other factors discussed above.

Due to the amount of cash that we have returned to shareholders in the form of stock repurchases totaling approximately $85 million in fiscal 2005 and an additional $15 million through March 31, 2006 and increased dividends, and strategic uses that we have made of our cash, including the acquisition of the VipCot licenses from Syngenta, we borrowed from our credit facility for the first time at the end of the second quarter. We expect to continue borrowing under this credit facility to meet working capital needs through mid-May, and expect to have fully repaid our borrowings by the end of our third quarter. We will continue to explore alternatives for uses of our cash that we will generate as we collect receivables from our seed sales, including the expansion into new markets, acquisitions of technology, share repurchases and dividends, as well as other options. We expect to continue to repurchase shares in the open market.

2006 Earnings Guidance

On April 4, 2006, we announced that we were raising our earnings guidance for the 2006 fiscal year to $1.15 to $1.25 per diluted share, after charges of $0.10 per diluted share related to our lawsuit against Pharmacia and Monsanto. In the first quarter we announced earnings guidance for the 2006 fiscal year of $1.10 to $1.20, after charges of $0.10 per diluted share related to our lawsuit against Pharmacia and Monsanto. Our 2006 guidance takes into consideration additional revenues expected to be derived from higher technology fees from Monsanto's new traits and seed mix changes, partially offset by additional costs related to product development and the launch of new technologies, expenses related to share-based compensation and sales and marketing expenses.

Earnings are significantly affected by planted cotton acreage in the U.S. Based on current market conditions (primarily commodity prices and the cost of inputs), we now expect cotton plantings in the U.S. to increase over 2005 plantings of 14.2 million acres by 3%, based on various industry estimates. Our updated earnings guidance is based on increased cotton acreage as well as assumptions regarding the maintenance of our market share and product/sales mix targets being met. The USDA issued its Planting Intentions report on March 31, 2006, and has estimated 2006 cotton acreage of 14.6 million acres, which represents a 3% increase over the prior year, or 439,000 acres.

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

The following sets forth selected operating data of D&PL (in thousands):

                                                         For the Three Months Ended                For the Six Months Ended
                                                    --------------------------------------    ------------------------------------
                                                      February 28,         February 28,        February 28,        February 28,
                                                          2006                 2005                2006                2005
                                                    ------------------   -----------------    ----------------    ----------------
Operating results-
Net sales and licensing fees                        $        114,977     $        119,859     $        124,803    $        137,313
Gross profit                                                  40,832               44,684               43,994              53,717
Operating expenses                                            17,432               14,037               32,554              26,072
Operating income                                              23,400               30,647               11,440              27,645
Income before income taxes                                    22,198               29,658                8,417              22,533
Net income applicable to common shares                        14,716               19,032                4,905              14,587

The following sets forth selected balance sheet data of D&PL at the following dates (in thousands):

                                    February 28,      August 31,       February 28,
                                        2006            2005              2005
                                   -------------   --------------    ---------------
Balance sheet summary-
Current assets                      $   228,706     $     356,679     $      315,586
Current liabilities                     159,910           263,013            150,091
Working capital                          68,796            93,666            165,495
Property, plant and equipment, net       61,507            60,158             62,005
Total assets                            315,307           439,184            398,761
Outstanding borrowings                   11,919            17,349             22,514
Stockholders' equity                    146,349           164,023            230,989

Three months ended February 28, 2006, compared to three months ended February 28, 2005:

For the quarter ended February 28, 2006, we reported net income of $14.9 million, compared to net income of $19.2 million in the comparable prior year quarter. This decrease was primarily due to a shift in the number of domestic cottonseed units shipped from the second quarter to the third quarter in the current year versus the prior year, lower international net sales and licensing fees, and an increase in operating expenses.

Net sales and licensing fees decreased approximately $4.9 million to $115.0 million and gross profit decreased approximately $3.9 million to $40.8 million. Domestically, lower cottonseed shipments were offset by higher prices for both seed and technology. Margin earned on those cottonseed sales was lower due to lower margins earned on cottonseed treatments and an increase in incentive payments made to our distributor customers. Historically, we have earned a rebate on sales of third-party cottonseed treatments, which was recorded as a component of Net Sales and Licensing Fees. However, beginning in 2006, we are now invoicing our customers for those treatments (which is recorded as revenue), and remitting a portion of that revenue to the manufacturer of the seed treatments (which is recorded as cost of goods sold). Additionally, net sales and licensing fees in Greece and Mexico were lower primarily due to an anticipated shift in product shipments from the second quarter to the third quarter.

Operating expenses increased approximately $3.4 million to $17.4 million in the second quarter of 2006. This increase primarily related to increased spending on research and development activities, higher professional fees related to litigation (other than the Pharmacia/Monsanto suit), and stock-based compensation costs.

We reported net other expense of approximately $730,000 for the quarter ended February 28, 2006 compared to $973,000 for the same period in the prior year. The decrease is attributable to lower legal fees related to the Pharmacia/Monsanto litigation. In the three months ended February 28, 2006, we incurred $755,000, or $0.01 per diluted share, related to the Pharmacia/Monsanto litigation expenses, compared to $1.5 million, or $0.02 per diluted share, in the three months ended February 28, 2005.

The first quarter of 2006 included a non-cash charge of $358,000 after tax ($0.01 per diluted share) for the cumulative effect of an accounting change related to stock-based compensation. However, changes in accounting guidance promulgated since that time that are to be applied retroactively necessitate the need for us to reverse the non-cash charge, which we have done in the second quarter of 2006. See Note 1 to Consolidated Financial Statements for the three months ended February 28, 2006 for further discussion of this accounting change.

Six months ended February 28, 2006, compared to six months ended February 28, 2005:

For the six-month period ended February 28, 2006, we reported net income of $5.2 million, compared to net income of $14.8 million reported in the comparable prior year period. This decrease was primarily due to a shift in the number of domestic cottonseed units shipped in the current year versus the prior year, a reduction in international net sales and licensing fees, and an increase in operating expenses.

Net sales and licensing fees decreased approximately $12.5 million to $124.8 million and gross profit decreased approximately $9.7 million to $44.0 million. Domestically, lower cottonseed shipments were offset by higher prices for both seed and technology, but the margin earned on those cottonseed sales was lower due to lower margins earned on cottonseed treatments (see discussion above in the three-month discussion) and an increase in incentive payments made to our distributor customers. The decrease in net sales and licensing fees is also attributable to international operations, particularly in South America, Australia, Greece and Mexico. Sales in South America were lower primarily due to a reduction in the acreage planted to cotton in Brazil and the decrease in sales in Australia relates to lower volumes as a result of increased competition, both of which we reported in the first quarter of 2006. Sales to Greece and Mexico were lower in the second quarter due to a shift in product shipments from the second quarter to the third quarter.

Operating expenses increased approximately $6.5 million to $32.6 million in the six months ended February 28, 2006. This increase primarily related to increased spending on research and development activities, higher professional services fees related to litigation (other than the Pharmacia/Monsanto suit), and share-based compensation costs.

We reported net other expense of approximately $1.9 million for the six-month period ended February 28, 2006 compared to $2.5 million for the same period in the prior year. The decrease is attributable to lower legal fees related to the Pharmacia/Monsanto litigation. In the six months ended February 28, 2006, we incurred $2.0 million, or $0.03 per diluted share, related to the Pharmacia/Monsanto litigation expenses, compared to $3.0 million, or $0.05 per diluted share, in the six months ended February 28, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently utilize off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of February 28, 2006, we owed approximately $5.7 million for a portion of our raw materials that had been received from the 2005 production season. This amount represents the amount due on seed production delivered that had not yet been paid. It does not include other amounts that may become due from contingencies contained in seed production contracts. The amount owed of $5.7 million is included in Current Liabilities in our Consolidated Balance Sheet at February 28, 2006.

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

The seasonal nature of our business significantly impacts cash flow and working capital requirements. Historically, we have maintained credit facilities, and used cash generated from operations and other available cash to meet working capital needs. We continue to evaluate potential uses of our cash for purposes other than for working capital needs. Potential uses of our cash in the future may be the acquisition of, or funding of, alternative technologies (such as, or in addition to, DeltaMax and Syngenta) that could be used to enhance our product portfolio and ultimately our long-term earnings potential and/or an investment in new markets outside the U.S. Another potential use is the repurchase of our shares pursuant to our recently announced $50 million share repurchase program. We are currently considering other potential uses of our cash, including increasing the dividend rate or repurchasing additional shares depending on market considerations and other factors. As a part of this analysis, we continue to evaluate the Company's liquidity needs and its capital structure.

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

As of February 28, 2006, there was $266,000 outstanding under the Credit Agreement, other than the existing Letters of Credit as discussed above. Through March 31, 2006, borrowings under the Credit Agreement were $27.5 million. We anticipate that all borrowings under the Credit Agreement (other than the Letters of Credit) will be repaid before the end of our third fiscal quarter, May 31, 2006.

Capital  expenditures were $5.3 million and $3.6 million in the six months ended
February  28,  2006  and  2005,   respectively.   We  anticipate   that  capital
expenditures will approximate $8.0 million to $10.0 million in 2006.

For the six months ended February 28, 2006, aggregate dividends of $11.0 million have been paid on common and preferred shares. The Board of Directors anticipates that quarterly dividends of $0.15 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Based on a quarterly dividend of $0.15 per share in 2006, aggregate preferred and common stock dividends should approximate $22.0 million in 2006.

Cash Used for Share Repurchases

From September 1, 2005 through March 31, 2006, we repurchased 649,400 shares at an aggregate purchase price of approximately $15.3 million under the June 30, 2005, share repurchase program. We expect to repurchase shares under this plan over time and through a variety of methods, which generally will include open market purchases. The timing and amount of repurchases under this program will depend on market conditions, legal restrictions and other factors.

The following table presents the number of shares purchased monthly for the three-month period ended February 28, 2006:

                                                                                                              Approximate Dollar
                                                 Total                          Total Number of Shares       Value of Shares that
                                               Number of        Average          Purchased as Part of        May Yet Be Purchased
                                                Shares        Price Paid       Publicly Announced Plan        Under the June 2005
                 Period                        Purchased       per Share                                             Plan
-----------------------------------------     ------------    ------------    --------------------------    -----------------------

December
(December 1, 2005 to December 31, 2005)           105,000         $ 23.57                       105,000            $    39,577,374
January
(January 1, 2006 to January 31, 2006)             215,000         $ 22.97                       215,000            $    34,638,910
February
(February 1, 2006 to February 28, 2006)           106,000         $ 23.85                       106,000            $    32,110,500
                                              ------------                    --------------------------
Total                                             426,000                                       426,000            $    32,110,500
                                              ============                    ==========================

Cash provided from operations, cash on hand, early payments from customers and borrowings under the credit facility should be sufficient to meet our 2006 working capital needs.

Availability of Information on Our Website

Additional information (including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act, and statements of beneficial ownership) is available free of charge at our website at www.deltaandpine.com under Media & News, as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission.

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

The fair value of derivative commodity instruments outstanding as of February 28, 2006, was $28,900. A 10% adverse change in the underlying commodity prices upon which these contracts are based would result in a $171,000 loss in future earnings (not including the gain on the underlying commodities).

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, South Africa and Turkey. At February 28, 2006, the result of a uniform 10% change in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on net earnings.

For the three months ended February 28, 2006, a 10% adverse change in the interest rate that we earned on our cash that we invested would not have resulted in a material change to our net interest income or cash flow.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

D&PL's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of D&PL's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2006. Based on that evaluation, the chief executive officer and chief financial officer have concluded that D&PL's disclosure controls and procedures are effective to ensure that material information relating to D&PL and D&PL's consolidated subsidiaries is made known to such officers by others within these entities in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There have not been any changes in D&PL's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, D&PL's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A complete discussion of all known pending litigation in which D&PL is named as a defendant and a description of other legal matters can be found in Part I,
Item 3, of D&PL's Annual Report on Form 10-K for the year ended August 31, 2005. The following discussion only relates to changes in the status of items reported in that Annual Report on Form 10-K, or new items that have come to the Company's attention since that time.

Regarding the interlocutory appeal before the Mississippi Supreme Court in the March 14, 2002, Holmes County, Mississippi lawsuit, oral argument was presented to the Mississippi Supreme Court on February 16, 2006, and the parties are now awaiting the Court's decision.

Regarding the December 2002 suit filed by D&PL against Nationwide Agribusiness and other insurance companies in the Circuit Court of Holmes County, Mississippi, Motions for Summary Judgment filed separately by Nationwide and D&PL were orally argued on March 15, 2006 and March 20, 2006. On March 21, 2006, the Court entered a minute docket entry taking the case under advisement. On March 31, 2006, the District Judge entered an Order Denying D&PL's Summary Judgment Motion and Granting Nationwide's Summary Judgment Motion. D&PL is now considering whether or not to appeal the District Judge's decision.

Regarding the October 6, 2005 suit filed by multiple plaintiffs against D&PL, Monsanto and another seed producer in the United States District Court for the Eastern District of Texas, Marshall Division, the litigation has been concluded with no material impact to D&PL. Accordingly, D&PL has withdrawn from the lawsuit filed September 6, 2005 by Monsanto in the United States District Court, Western District, Austin Division that D&PL joined on November 30, 2005 (as discussed in Part II, Item 1 of our Form 10-Q filed for the quarter ended November 30, 2005).

On February 17, 2006, D&PL submitted an issue for resolution under the dispute resolution process under the 1996 Option Agreement and the 2002 Bollgard Gene License. This dispute involves whether Monsanto's implementation of a farmer licensing system for the Bollgard Gene technology in Brazil violates D&PL's and its local affiliate's rights to an exclusive license to develop, produce and sell Bollgard planting seed in Brazil. On March 1, 2006, D&PL filed a suit against Monsanto in the Chancery Court of New Castle County, Delaware, seeking to enjoin Monsanto's implementation of the new farmer licensing system pending the resolution of the issues submitted to the Executive Panel. D&PL's motion for a preliminary injunction was denied; however, the Delaware Court retained jurisdiction of the case to consider D&PL's motion to compel arbitration. On March 27, 2006, D&PL submitted to arbitration before the American Arbitration Association the dispute on whether Monsanto's implementation of a farmer licensing system is in violation of D&PL's and its affiliates' rights to an exclusive license to develop, produce and sell Bollgard planting seed in Brazil. As part of this arbitration, D&PL is seeking to enjoin Monsanto's implementation of its farmer licensing system and for damages incurred by D&PL and its Affiliates.

In response to D&PL's submission of this dispute to the alternative dispute resolution process, on February 23, 2006, Monsanto filed a suit for declaratory judgment in the Circuit Court of St. Louis County, Missouri, for the court to determine the issues in dispute. D&PL believes that this suit is barred by the binding alternative dispute resolution provisions in the subject contracts and will so respond, seeking to have this proceeding dismissed or stayed pending the completion of the contractually required dispute resolution process. D&PL is committed to participating in good faith resolution of this dispute through the dispute resolution process and, in particular, through the above described arbitration. MDM Sementes de Algodao Limitada, D&PL's affiliate in Brazil is proceeding with a planned launch of sales of cotton seed containing Bollgard technology in Brazil in the 2006 sales season.

On February 20, 2006, D&PL submitted two additional issues for resolution under binding dispute resolution; one dispute arises under the most favored license provisions of the U.S. Bollgard License and the other under confidentiality provisions of the U.S. Bollgard and Roundup Ready Licenses. Monsanto has responded on each of these issues and D&PL expects to proceed with alternative dispute resolution through the Executive Panel or arbitration, as applicable.

On February 28, 2006, D&PL filed suit in the Circuit Court of Dunklin County, Missouri, seeking to recover Soybean Seed Services Fees in the amount of approximately $2,200,000 which Monsanto Company has wrongly refused to pay D&PL with respect to soybean seed containing Monsanto's Roundup Ready technology sold by D&PL during the 2005 planting season. The suit also seeks a declaratory judgment that D&PL's payments of Royalties under its Roundup Ready Soybean License have been correctly calculated and paid during the years 2002-2005.

In December 1999, Mycogen Plant Science, Inc. ("Mycogen") filed a suit in the Federal Court of Australia alleging that Monsanto Australia Ltd., Monsanto's wholly-owned Australian subsidiary, and Deltapine Australia have been infringing two of Mycogen's Australian patents by making, selling, and licensing cotton planting seed expressing insect resistance. The suit sought injunction against continued sale of seed containing Monsanto's Ingard(R) gene and recovery of an unspecified amount of damages. Consistent with its commitments, Monsanto agreed to defend D&PL in this suit and to indemnify D&PL against damages, if any were awarded. The claims by Mycogen and crossclaims by Monsanto and D&PL were dismissed with prejudice by an agreed order entered January 27, 2006. The settlement and dismissal of this case confirmed D&PL's rights to sell Bollgard planting seed in Australia on the existing terms of its license from Monsanto. D&PL incurred no material expense for the dismissal of this litigation.

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

     Various other countries, including Brazil, have challenged, and may continue to challenge, the appropriateness of U.S. farm subsidies through the World Trade Organization ("WTO") or other forums. In particular, the WTO has ruled in Brazil's favor in its challenge that certain U.S. subsidies violate the provisions of the WTO. It is not clear if, when, or to what extent, U.S. subsidies will be modified as a result of this ruling. However, in the event changes to subsidies are made, they may negatively impact U.S. farmers which could result in a decline in planted cotton acreage. Also, in WTO discussions in Hong Kong in late December 2005, U.S. negotiators committed to reduce cotton export subsidies (the "Step 2" program) in 2007, and to reduce overall agricultural export subsidies by 2013. U.S. farm programs, including government subsidies, and WTO rulings impacting such programs may materially affect the results of our business. In addition, the U.S. Congress, in an attempt to reduce the U.S. government's budget deficit, may also revise the farm subsidy program and/or its agricultural policy.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Delta and Pine Land Company was held on January 16, 2006. The following matters were brought to a vote with the noted results:

                     Item                               For               Against             Abstain             Non-Voted

1. Re-election of Class I Director                  33,750,040               0                640,336                  0
   Dr. Nam-Hai Chua

2. Re-election of Class I Director                  33,957,660               0                432,716                  0
   W. Thomas Jagodinski

3. Re-election of Class I Director                  33,954,839               0                435,537                  0
   Stanley P. Roth

4. Ratify  appointment of KPMG LLP as the
independent public accountants for the fiscal
year ending August 31, 2006                         34,198,428            187,455              4,493                   0

Item 5. Other Information

None

Item 6. Exhibits.

Exhibits.

4.09 Notice of Removal of Rights Agent and Appointment of Successor Rights Agent and Amendment No. 3 to the Rights Agreement.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

32.00 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DELTA AND PINE LAND COMPANY


Date:     April 10, 2006       /s/ W. Thomas Jagodinski
                               ------------------------
                               W. Thomas Jagodinski
                               President, Chief Executive Officer and Director
                               (Principal Executive Officer)


Date:     April 10, 2006       /s/ Kenneth M. Avery
                               --------------------
                               Kenneth M. Avery
                               Vice President - Finance, Treasurer and Assistant
                               Secretary
                               (Principal Financial and Accounting Officer)