Form 10-Q
period 2006-05-31
DELTA & PINE LAND CO
filed 2006-07-10
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2006 or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One)
Large Accelerated Filer ( ) Accelerated Filer (x) Non-Accelerated Filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ( ) NO (x)


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.10 Par Value, 35,888,054 shares outstanding as of June 30,
2006.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

    Consolidated Balance Sheets - May 31, 2006,
            August 31, 2005, and May 31, 2005                                                                     3

    Consolidated Statements of Operations - Three Months
            Ended May 31, 2006 and May 31, 2005                                                                   4

    Consolidated Statements of Operations - Nine Months
            Ended May 31, 2006 and May 31, 2005                                                                   5

    Consolidated Statements of Cash Flows - Nine Months
            Ended May 31, 2006 and May 31, 2005                                                                   6

    Notes to Consolidated Financial Statements                                                                    7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                                  17

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           21

   Item 4.  Controls and Procedures                                                                              22

PART II.  OTHER INFORMATION
   Item 1.  Legal Proceedings                                                                                    22
   Item 1A. Risk Factors                                                                                         23
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                          25
   Item 3.  Defaults Upon Senior Securities                                                                      25
   Item 4.  Submission of Matters to a Vote of Security Holders                                                  25
   Item 5.  Other Information                                                                                    25
   Item 6.  Exhibits                                                                                             25
            Signatures                                                                                           26




PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                              May 31,            August 31,            May 31,
                                                                               2006                 2005                 2005
                                                                         ------------------   -----------------    -----------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $        141,018     $         93,075     $        111,287
Receivables, net                                                                  315,254              228,800              258,087
Inventories                                                                        32,784               26,625               29,099
Prepaid expenses                                                                      816                1,874                1,024
Deferred income taxes                                                              10,792                6,305                5,230
                                                                         ------------------   -----------------    -----------------
    Total current assets                                                          500,664              356,679              404,727

PROPERTY, PLANT AND EQUIPMENT, NET                                                 59,778               60,158               61,255
EXCESS OF COST OVER NET ASSETS OF
      BUSINESSES ACQUIRED                                                           4,183                4,183                4,183
INTANGIBLES, NET                                                                    8,170                5,960                5,797
OTHER ASSETS                                                                        1,268                1,446                1,492
DEFERRED INCOME TAXES                                                              10,574               10,758                7,603
                                                                         ------------------   -----------------    -----------------
TOTAL ASSETS                                                             $        584,637     $        439,184     $        485,057
                                                                         ==================   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
Notes payable and current maturities of long-term debt                   $          8,064     $         10,078     $         11,491
Accounts payable                                                                    9,194               18,218               11,820
Accrued expenses                                                                  329,114              221,824              242,960
Income taxes payable                                                               31,168               12,893               19,995
                                                                         ------------------   -----------------    -----------------
     Total current liabilities                                                    377,540              263,013              286,266
                                                                         ------------------   -----------------    -----------------
LONG-TERM DEBT                                                                      3,578                7,271               11,217
                                                                         ------------------   -----------------    -----------------
MINORITY INTEREST IN SUBSIDIARIES                                                   5,271                4,877                5,219
                                                                         ------------------   -----------------    -----------------
COMMITMENTS AND CONTINGENCIES (Note 10 )

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share; 2,000,000 shares authorized;
  Series A Junior Participating Preferred, par value $0.10 per share;
    501,989, 456,989, and 456,989 shares authorized;  no shares issued or
    outstanding;                                                                        -                    -                    -
  Series M Convertible Non-Voting Preferred, par value $0.l0 per share;               107                  107                  107
    1,066,667 shares authorized, issued and outstanding
Common  stock, par value $0.10 per share; 100,000,000 shares authorized;
    41,521,498, 40,928,929 and 40,857,834 shares issued;
    35,970,798, 36,099,823 and 36,138,728 shares outstanding                        4,152                4,093                4,086
Capital in excess of par value                                                     97,041               81,640               79,941
Retained earnings                                                                 236,055              199,742              213,891
Accumulated other comprehensive loss                                               (4,520)              (4,305)              (1,390)
Treasury stock, at cost;  5,550,700, 4,829,106 and 4,719,106 shares              (134,587)            (117,254)            (114,280)
                                                                         ------------------   -----------------    -----------------
TOTAL STOCKHOLDERS' EQUITY                                                        198,248              164,023              182,355
                                                                         ------------------   -----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $        584,637     $        439,184     $        485,057
                                                                         ==================   =================    =================

   The accompanying notes are an integral part of these financial statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                      May 31,              May 31,
                                                                                        2006                2005
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $        286,618    $        203,320
COST OF SALES                                                                              184,696             129,747
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                               101,922              73,573
                                                                                  -----------------   ------------------

OPERATING EXPENSES:
   Research and development                                                                  6,631               5,781
   Selling                                                                                   3,793               3,706
   General and administrative                                                                9,163               6,143
   In-process research and development and related transactional costs                       7,042                   -
                                                                                  -----------------   ------------------
              Total operating expenses                                                      26,629              15,630
                                                                                  -----------------   ------------------

OPERATING  INCOME                                                                           75,293              57,943

INTEREST (EXPENSE) INCOME, NET                                                                (341)                336
OTHER EXPENSE, NET                                                                          (1,336)               (851)
EQUITY IN NET LOSS OF AFFILIATE                                                               (821)               (781)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                                      307                 394
                                                                                  -----------------   ------------------

INCOME BEFORE INCOME TAXES                                                                  73,102              57,041
INCOME TAX EXPENSE                                                                          25,424              20,757
                                                                                  -----------------   ------------------

NET INCOME                                                                                  47,678              36,284
DIVIDENDS ON PREFERRED STOCK                                                                  (160)               (128)
                                                                                  -----------------   ------------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $         47,518    $         36,156
                                                                                  =================   ==================

BASIC EARNINGS PER SHARE                                                          $           1.33    $           0.94
                                                                                  =================   ==================

NUMBER OF SHARES USED IN BASIC EARNINGS PER SHARE
     CALCULATIONS                                                                           35,734              38,416
                                                                                  =================   ==================

DILUTED EARNINGS PER SHARE                                                        $           1.28    $           0.91
                                                                                  =================   ==================

NUMBER OF SHARES USED IN DILUTED EARNINGS PER SHARE
     CALCULATIONS                                                                           37,123              39,839
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.15    $           0.12
                                                                                  =================   ==================

   The accompanying notes are an integral part of these financial statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                      May 31,              May 31,
                                                                                        2006                2005
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $        411,422    $        340,633
COST OF SALES                                                                              265,505             213,343
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                               145,917             127,290
                                                                                  -----------------   ------------------

OPERATING EXPENSES:
   Research and development                                                                 18,416              15,857
   Selling                                                                                  11,110              10,258
   General and administrative                                                               22,616              15,587
   In-process research and development and related transactional costs                       7,042                   -
                                                                                  -----------------   ------------------
              Total operating expenses                                                      59,184              41,702
                                                                                  -----------------   ------------------

OPERATING  INCOME                                                                           86,733              85,588

INTEREST INCOME, NET                                                                           864               1,435
OTHER EXPENSE, NET                                                                          (3,270)             (3,331)
EQUITY IN NET LOSS OF AFFILIATE                                                             (2,415)             (2,167)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                                 (394)             (1,951)
                                                                                  -----------------   ------------------

INCOME BEFORE INCOME TAXES                                                                  81,518              79,574
INCOME TAX  EXPENSE                                                                         28,616              28,447
                                                                                  -----------------   ------------------

NET INCOME                                                                                  52,902              51,127
DIVIDENDS ON PREFERRED STOCK                                                                  (480)               (384)
                                                                                  -----------------   ------------------
NET INCOME APPLICABLE TO COMMON SHARES                                            $         52,422    $         50,743
                                                                                  =================   ==================

BASIC EARNINGS PER SHARE                                                          $           1.46    $           1.32
                                                                                  =================   ==================
NUMBER OF SHARES USED IN BASIC EARNINGS PER SHARE
     CALCULATIONS                                                                           35,832              38,573
                                                                                  =================   ==================

DILUTED EARNINGS PER SHARE                                                        $           1.43    $           1.28
                                                                                  =================   ==================

NUMBER OF SHARES USED IN DILUTED EARNINGS PER SHARE
     CALCULATIONS                                                                           37,093              39,928
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.45    $           0.36
                                                                                  =================   ==================


   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                              May 31,             May 31,
                                                                               2006                 2005
                                                                         ------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $         52,902     $         51,127
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                7,027                6,461
       Loss (gain) on sale of assets                                                   54                 (309)
       In-process research and development and related charges                      7,042                    -
       Excess tax benefits from stock-based compensation arrangements              (1,285)                   -
       Equity in net loss of affiliate                                              2,415                2,167
       Foreign exchange loss (gain)                                                   374                  (95)
       Accretion of debt discount                                                     340                  583
       Minority interest in earnings of subsidiaries                                  394                1,951
       Stock-based compensation expense                                             2,493                   67
       Change in deferred income taxes                                             (4,301)               4,574
       Changes in assets and liabilities:
              Receivables                                                         (86,467)             (72,774)
              Inventories                                                          (5,978)               1,595
              Prepaid expenses                                                      1,020                  897
              Intangibles and other assets                                             50                 (382)
              Accounts payable                                                     (9,424)             (12,351)
              Accrued expenses                                                    107,056               54,853
              Income taxes payable                                                 19,644               13,494
                                                                         ------------------   -----------------
              Net cash provided by operating activities                            93,356               51,858
                                                                         ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (6,246)              (5,129)
  Sale of investments and property                                                     72                  433
  Acquisition of business and in-process research and development and
    related charges                                                                (9,662)                   -
  Investment in affiliate                                                          (2,325)              (2,230)
                                                                         ------------------   -----------------
              Net cash used in investing activities                               (18,161)              (6,926)
                                                                         ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                                                     (51,049)                   -
  Dividends paid                                                                  (16,589)             (14,044)
  Proceeds from short-term debt                                                    45,000                    -
  Minority interest in dividends paid by subsidiary                                     -               (1,318)
  Payments to acquire treasury stock                                              (17,333)             (82,561)
  Proceeds from exercise of stock options                                          11,572               13,176
  Excess tax benefits from stock-based compensation arrangements                    1,285                    -
                                                                         ------------------   -----------------
              Net cash used in financing activities                               (27,114)             (84,747)
                                                                         ------------------   -----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                           (138)               1,515

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               47,943              (38,300)
CASH AND CASH EQUIVALENTS, August 31                                               93,075              149,587
                                                                         ------------------   -----------------
CASH AND CASH EQUIVALENTS, May 31                                        $        141,018     $        111,287
                                                                         ==================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the nine months for:
      Interest, net of capitalized interest                              $            238     $              -
      Income taxes paid                                                  $         12,381     $          9,261

   Noncash financing activities:
      Tax benefit of equity awards                                       $          2,067     $          2,518


   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. The business of Delta and Pine Land Company and its subsidiaries ("D&PL"; or the "Company") is seasonal in nature; thus, the results of operations for the three and nine month periods ended May 31, 2006 and 2005, are not necessarily indicative of the results to be expected for the full year. D&PL's investment in its 50%-owned affiliate DeltaMax Cotton, LLC ("DeltaMax") is accounted for using the equity method. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the year ended August 31, 2005.

New Accounting Pronouncements

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

2. COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended May 31, 2006 and 2005, was (in thousands):

                                                            Three Months Ended                      Nine Months Ended
                                                   -------------------------------------  --------------------------------------
                                                         May 31,            May 31,             May 31,             May 31,
                                                          2006               2005                2006                2005
                                                   -----------------  ------------------  ------------------  ------------------

       Net income                                  $         47,678   $         36,284    $         52,902    $         51,127

       Other comprehensive (loss) income:
         Foreign currency translation
           (losses) gains                                      (995)               314                 (46)              2,832
         Net realized and unrealized
           (losses) gains on  hedging instruments               (85)               367                (169)                352
         Income tax benefit related to other
           comprehensive income                                 376               (182)                 76                (838)
                                                   -----------------  ------------------  ------------------  ------------------

       Other comprehensive (loss) income,
           net of tax                                          (704)               499                (139)              2,346
                                                   -----------------  ------------------  ------------------  ------------------
       Total comprehensive income                  $         46,974   $         36,783    $         52,763    $         53,473
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

Information about D&PL's segments for the three and nine month periods ended May 31, 2006 and 2005, is as follows (in thousands):

                                                           Three Months Ended                      Nine Months Ended
                                                   ------------------------------------  --------------------------------------
                                                         May 31,            May 31,            May 31,             May 31,
                                                          2006               2005               2006                2005
                                                   -----------------  -----------------  ------------------  ------------------

       Net sales and licensing fees (by segment)
              Domestic                             $        276,055   $        194,042   $        385,665    $        302,702
              International                                  10,563              9,278             25,757              37,931
                                                   -----------------  -----------------  ------------------  ------------------
                                                   $        286,618   $        203,320   $        411,422    $        340,633
                                                   =================  =================  ==================  ==================

       Net sales and licensing fees
              Cottonseed                           $        272,002   $        188,386   $        391,104    $        319,493
              Soybean seed                                   14,432             14,390             18,810              19,216
              Other                                             184                544              1,508               1,924
                                                   -----------------  -----------------  ------------------  ------------------
                                                   $        286,618   $        203,320   $        411,422    $        340,633
                                                   =================  =================  ==================  ==================

       Operating income
              Domestic                             $         73,525   $         55,770   $         85,634    $         75,225
              International                                   1,768              2,173              1,099              10,363
                                                   -----------------  -----------------  ------------------  ------------------
                                                   $         75,293   $         57,943   $         86,733    $         85,588
                                                   =================  =================  ==================  ==================

4. STOCK-BASED COMPENSATION PLANS

Share-Based Payments. Effective September 1, 2005, the Company adopted SFAS No. 123R utilizing the modified prospective approach. Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on September 1, 2005 and are subsequently modified or cancelled.
Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered as of September 1, 2005, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes previously under SFAS No. 123, "Accounting for Stock-Based Compensation." Prior periods were not restated to reflect the impact of adopting SFAS No. 123R. The Company elected to use the alternative (shortcut) method to determine the amount of excess tax benefits that would have been recognized in additional paid-in capital had the Company previously adopted SFAS No. 123 for recognition purposes.

Prior to the adoption of SFAS No. 123R, the Company accounted for employee stock options and other equity-based compensation awards using the intrinsic value method of accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees." No compensation expense was previously recognized related to the Company's stock options because the number of shares was fixed at the grant date and each option's exercise price was set at or above the stock's fair market value on the date the option was granted. Under SFAS No. 123R, the Company charged to income $852,000 of compensation expense for stock options, Restricted Stock and Restricted Stock Units in the third quarter of 2006 and $2.50 million for the nine-month period ended May 31, 2006.

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

Options. The Company determines the fair value of stock option awards using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company's common stock. The Company uses historical data to estimate share option exercise and employee departure behavior used in the Black-Scholes option-pricing model. The expected term of share options granted is derived from the output of the option pricing model and represents the period of time that share options granted are expected to be outstanding. The risk-free rate is based on yields of U.S. Treasury securities with similar terms as the expected life of the options. The following weighted-average assumptions were used to value D&PL's stock option awards in the third quarter of 2006: 6 year expected life; expected volatility of 24.3%; risk free rate of 4.79% and annual dividends of $0.60 per share during the expected term of the options. The weighted-average fair value of options awarded in the third quarter of 2006 was $7.07.

The Company recognized gross compensation cost associated with all of its outstanding stock option awards of $425,000, prior to a tax benefit of $149,000, in the third quarter of 2006, versus $0 in the prior year period. At May 31, 2006, there was approximately $2.2 million of unrecognized compensation cost related to stock option awards, net of an anticipated tax benefit of $781,000, which is expected to be recognized over the remaining employees' service periods over a weighted-average period of two years.

All outstanding options have a contractual term of 7 to 10 years. All stock option awards made prior to May 18, 2005 became exercisable ratably over a five-year service period. Stock option awards made on May 18, 2005 become exercisable 45 days after issuance. Stock option awards made subsequent to May 18, 2005 become exercisable ratably over a five-year service period. Under both the LTIP and the 2005 Stock Plan, all outstanding stock options become exercisable immediately upon a change in control of the Company. There were approximately 2.3 million stock options available for grant at May 31, 2006.

The following table represents stock option activity for the quarter ended May 31, 2006:

                                        Number of                                        Intrinsic
                                         Shares                 Price Range                Value
                                      --------------     --------------------------    --------------
Outstanding at February 28, 2006          3,709,040          $ 15.61        $47.31
Granted                                      33,325            22.51         29.75
Exercised                                  (490,049)           15.61         27.56
Lapsed or canceled                           (1,000)           17.85         17.85
                                      --------------     ------------    ----------
Outstanding at May 31, 2006               3,251,316          $ 16.91        $47.31      $ 16,639,000
                                      ==============     ============    ==========    ==============
Exercisable at May 31, 2006               2,891,879          $ 16.91        $47.31      $ 14,418,000
                                      ==============                                   ==============

The following table summarizes certain information about outstanding and exercisable stock options at May 31, 2006:

                                       Options Outstanding                             Options Exercisable
                          ----------------------------------------------------    ---------------------------------
                                            Weighted Average        Weighted                           Weighted
                                               Remaining             Average                            Average
   Exercise Price                           Contractual Life        Exercise                           Exercise
       Range                  Number            in Years              Price            Number            Price
---------------------     -------------    -------------------    -------------    --------------    -------------
  $16.91 - $19.99            1,429,399            4.3                 $  19.03         1,274,372         $  19.10
  $20.00 - $29.99            1,552,576            4.8                 $  26.18         1,348,166         $  26.35
  $30.00 - $39.99              267,341            5.3                 $  31.51           267,341         $  31.51
  $40.00 - $47.31                2,000            2.2                 $  47.31             2,000         $  47.31
                          -------------                                            --------------
                             3,251,316            4.7                 $  23.29         2,891,879         $  23.55
                          =============                                            ==============

Restricted Stock and Restricted Stock Units. In the third quarter of 2006, 3,668 shares of Restricted Stock or Restricted Stock Units were granted to employees (3,530 shares of Restricted Stock) or directors (138 Restricted Stock Units for dividends on previously issued Restricted Stock Units), with total compensation cost of approximately $101,000 determined based on the market price of the Company's common stock at the time of award and considering dividend restrictions and expected forfeitures. Compensation cost will be recognized as expense ratably over the three-year vesting period.

For the three months ended May 31, 2006, the Company recognized gross compensation cost associated with all of its Restricted Stock and Restricted Stock Units awards of approximately $427,000, prior to a tax benefit of $149,000, versus $67,000, prior to a tax benefit of $24,000, in the prior year period. At May 31, 2006, there was $2.7 million of unrecognized compensation cost related to shares of Restricted Stock and Restricted Stock Units which is expected to be recognized, net of an anticipated tax benefit of $959,000, over a weighted-average period of two years.

There were approximately 1.9 million shares available for grants of Restricted Stock and Restricted Stock Units at May 31, 2006. The following represents Restricted Stock and Restricted Stock Units activity for the quarter ended May 31, 2006:

                                                 Restricted Stock                         Restricted Stock Units
                                        ------------------------------------     -----------------------------------------
                                                            Weighted Avg.                                 Weighted Avg.
                                          Number of        Grant Date Fair       Number of Shares        Grant Date Fair
                                           Shares               Value                                         Value
                                        --------------     -----------------     ------------------     ------------------
Non-vested at February 28, 2006                150,221          $25.06                      24,409              $26.27
Granted                                          3,530           28.48                         138               27.08
Vested                                         (55,938)          25.22                      (9,816)              26.27
Forfeited                                       (2,241)          25.22                           -                  -
                                        --------------                           ------------------
Non-vested at May 31, 2006                      95,572          $25.35                      14,731              $26.28
                                        ==============                           ==================



The following table illustrates for the three and nine month periods ended May 31, 2005 the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS No. 123R (in thousands):

                                                                 Three Months Ended       Nine Months Ended
                                                               -----------------------  -----------------------
                                                                       May 31,                  May 31,
                                                                        2005                     2005
                                                               -----------------------  -----------------------
       Net Income:
         As reported                                           $         36,284         $         51,127
         Add:  Total stock-based compensation expense
                    included in reported net income, net of
                    related tax effects                                      43                       43

         Less: Total stock-based compensation expense
                    determined under the fair value based
                    method for all awards, net of related tax
                    effects                                              (1,357)                  (2,788)
                                                               -----------------------  -----------------------
       Pro forma                                               $         34,970         $         48,382
                                                               =======================  =======================

       Basic earnings per share:
         As reported                                           $           0.94         $           1.32
                                                               =======================  =======================
         Pro forma                                             $           0.91         $           1.24
                                                               =======================  =======================

       Diluted earnings per share:
         As reported                                           $           0.91         $           1.28
                                                               =======================  =======================
         Pro forma                                             $           0.88         $           1.22
                                                               =======================  =======================

5.  INVENTORIES

Inventories consisted of the following as of (in thousands):

                                                             May 31,            August 31,             May 31,
                                                              2006                2005                  2005
                                                        ------------------   -----------------    -----------------

Finished goods                                          $         28,137     $         19,713     $         21,367
Raw materials                                                     18,616               13,156               15,955
Growing crops                                                        959                  818                  749
Supplies                                                             876                1,101                1,124
                                                        ------------------   -----------------    -----------------
                                                                  48,588               34,788               39,195
Less reserves                                                    (15,804)              (8,163)             (10,096)
                                                        ------------------   -----------------    -----------------
                                                        $         32,784     $         26,625     $         29,099
                                                        ==================   =================    =================

Finished goods and raw material inventory are valued at the lower of average cost or market. Growing crops are recorded at cost. Elements of cost in inventories include raw materials, direct production costs, manufacturing overhead and immaterial general and administrative expenses. Inventory reserves relate to estimated damaged, obsolete and excess inventory. The provision recorded for damaged, obsolete and excess inventory for the quarters ended May 31, 2006 and 2005 was approximately $7.7 million and $5.9 million, respectively. The provision recorded for damaged, obsolete and excess inventory for the nine-month periods ended May 31, 2006 and 2005 was approximately $11.1 million and $9.8 million, respectively. See Note 9 for a description of hedging activities related to inventory.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of (in thousands):

                                                             May 31,             August 31,            May 31,
                                                              2006                 2005                  2005
                                                        ------------------   -----------------    -----------------

Land and improvements                                   $          6,432     $          6,263     $          6,266
Buildings and improvements                                        44,980               43,018               43,607
Machinery and equipment                                           66,726               63,142               63,258
Germplasm                                                          7,500                7,500                7,500
Breeder and foundation seed                                        2,000                2,000                2,000
Construction in progress                                           1,089                2,564                1,764
                                                        ------------------   -----------------    -----------------
                                                                 128,727              124,487              124,395
Less accumulated depreciation                                    (68,949)             (64,329)             (63,140)
                                                        ------------------   -----------------    -----------------
                                                        $         59,778     $         60,158     $         61,255
                                                        ==================   =================    =================

Depreciation expense during the quarters ended May 31, 2006 and 2005 was approximately $2.4 million and $2.1 million, respectively. Depreciation expense during the nine-month periods ended May 31, 2006 and 2005 was approximately $6.6 million and $6.2 million, respectively.

7.  INTANGIBLES

The components of identifiable intangible assets were as follows as of (in thousands):

                              May 31, 2006                         August 31, 2005                           May 31, 2005
                     ----------- --- ---------------      -------------- --- ----------------      ------------- -- ----------------
                       Gross                                 Gross                                    Gross
                      Carrying        Accumulated           Carrying          Accumulated            Carrying        Accumulated
                       Amount         Amortization           Amount           Amortization            Amount         Amortization
                     -----------     ---------------      --------------     ----------------      -------------    ----------------
Trademarks            $   3,182          $  (1,017)           $   3,182          $     (958)           $  3,182         $     (938)
Commercialization
agreements                  400               (142)                 400                (121)                400               (114)
Licenses                  3,229               (275)               1,100                (192)              1,350               (165)
Patents                   2,029               (136)               1,640                (116)              1,104               (108)
Other                     2,112             (1,212)               2,096              (1,071)              2,110             (1,024)
                     -----------     ---------------      --------------     ----------------      -------------    ----------------
                      $  10,952          $  (2,782)           $   8,418          $   (2,458)           $  8,146         $   (2,349)
                     ===========     ===============      ==============     ================      =============    ================

Amortization expense for identifiable intangible assets during the quarters ended May 31, 2006 and 2005 was approximately $110,000 and $100,000, respectively. Amortization expense for identifiable intangible assets during the nine-month periods ended May 31, 2006 and 2005 was approximately $377,000 and $300,000, respectively. Identifiable intangible asset amortization expense is estimated to be $100,000 for the remainder of 2006, $320,000 in fiscal year 2007 and $400,000 in each of the fiscal years from 2008 to 2011.

On December 29, 2005, D&PL acquired Vikki's Agrotech Pvt. Ltd., an Indian cottonseed company, for cash of approximately $2.6 million. The results of Vikki's operations have been included in D&PL's consolidated statements of operations from the date of acquisition. The initial allocation of the purchase price resulted in no goodwill and approximately $2.3 million allocated to licenses. Pro forma results of operations for the nine-month period ended May 31, 2006, if the acquisition had occurred at the beginning of the period, would not have been materially different than reported results for the nine-month period.

On May 22, 2006, D&PL announced the acquisition of Syngenta's global cotton seed assets, comprised of operations and assets in India, Brazil, Europe, and certain cotton germplasm in the United States. The primary assets include conventional and transgenic germplasm containing Syngenta's VipCot(TM) insect-resistant cotton genes. D&PL acquired a license to VipCot in 2004 and expects to commercialize varieties containing these traits in 2008 or 2009, subject to receiving regulatory approvals. As a result of this transaction, D&PL incurred a pre-tax charge of $7.0 million, or $0.12 per diluted share, related to the write-off of in-process research and development (IPR&D) acquired in the transaction and related transaction costs during the third quarter.

8. INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax Cotton, LLC, a limited liability company jointly owned with Verdia, Inc. Verdia was acquired by DuPont on July 2, 2004. Established in May 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cottonseed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the quarters ended May 31, 2006 and 2005, D&PL's equity in the net loss of DeltaMax was approximately $821,000 and $781,000, respectively. For the nine-month periods ended May 31, 2006 and 2005, D&PL's equity in the net loss of DeltaMax was approximately $2.4 million and $2.2 million respectively.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated other comprehensive loss includes the following related to the Company's soybean hedging program for the nine-month periods ended May 31, 2006 and 2005 (in thousands):

                                                                                      2006                   2005
                                                                               -------------------    -------------------

       Deferred net gain (loss), as of August 31                               $            224       $           (134)

             Net gains (losses) on hedging instruments arising during the
                nine months                                                                   4                   (177)
             Reclassification adjustment of (gains) losses on hedging
                instruments to earnings                                                    (173)                   436
                                                                               -------------------    -------------------
       Net change in accumulated other comprehensive loss                                  (169)                   259
                                                                               -------------------    -------------------
       Deferred net gain on derivative instruments included in accumulated
             other comprehensive loss at May 31                                $             55       $            125
                                                                               ===================    ===================

The deferred net gain of $55,000 included in accumulated other comprehensive loss at May 31, 2006 is a net unrealized gain. The deferred net unrealized gain will be recognized in earnings within the next twelve to eighteen months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions.

For the nine-month periods ended May 31, 2006 and 2005, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges related to soybeans.

10. COMMITMENTS AND CONTINGENCIES

Product Liability Claims

D&PL is named as a defendant in various lawsuits that allege, among other things, that certain of D&PL's products (including those containing Monsanto's technology) did not perform as the farmer had anticipated or expected. In some of these cases, Monsanto and/or the dealer or distributor who sold the seed are also named as defendants. In all cases where the seed sold contained either or both of Monsanto's Bollgard and/or Roundup Ready gene technologies, and where the farmer alleged a failure of one or more of those technologies, D&PL has tendered the defense of the case to Monsanto and requested indemnity. Pursuant to the terms of the February 2, 1996 Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") and the February 2, 1996 Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") (both as amended December 1999, January 2000 and March 2003 and the Roundup Ready Agreement as additionally amended July 1996), D&PL has a right to be contractually indemnified by Monsanto against all claims arising out of the failure of Monsanto's gene technology. Pharmacia remains liable for Monsanto's performance under these indemnity agreements. Some of the product liability lawsuits contain seed performance claims which are aimed solely at D&PL. D&PL does not have a right to indemnification from Monsanto for any claims involving seed performance separate from or in addition to the failure of the Monsanto technology. D&PL believes that the resolution of these matters will not have a material impact on its consolidated financial statements. D&PL intends to vigorously defend itself in these matters.

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

In July 2003, D&PL received a notice from Monsanto asserting that disputes exist among Monsanto, D&PL and D&M Partners, a partnership of D&PL (90%) and Monsanto (10%), pertaining to matters under the Bollgard and Roundup Ready Licenses for the United States and matters under license agreements for Argentina and the Republic of South Africa. In August 2003, D&PL and D&M Partners responded to Monsanto's positions on each issue and notified Monsanto of additional disputes, each concerning Monsanto's compliance with its obligations under the Bollgard and Roundup Ready Licenses for the United States. In accordance with the dispute resolution provisions of the subject agreements, the issues raised in Monsanto, D&PL and D&M Partners' notices were submitted to a panel of senior executives (the "Executive Panel"). Monsanto subsequently withdrew from the Executive Panel the issue involving the license agreements for the Republic of South Africa and submitted to the Executive Panel one additional issue of interpretation of the Bollgard and Roundup Ready Licenses for the United States. Issues arising from operations in Argentina and issues involving technology fees and interest have been settled and are no longer in dispute. On May 20, 2004, Monsanto submitted to arbitration before the American Arbitration Association ("AAA") two unresolved issues: whether D&M Partners has paid Monsanto all royalties due and whether D&PL has made unauthorized transfers of materials containing Monsanto technology. In this arbitration proceeding, Monsanto seeks an adjudication of its alleged right to terminate the Bollgard and Roundup Ready Licenses, to dissolve D&M Partners, to obtain an accounting and to receive monetary damages and a return or destruction of materials containing Monsanto technologies. D&PL denies the claims asserted by Monsanto in the arbitration filing and has filed appropriate responses to Monsanto's claims and filed three counterclaims based on the issues submitted by D&PL to the Executive Panel. The parties have completed discovery and have filed motions for summary disposition on specific issues. The Arbitration Panel has set an August 2006 final hearing date.

On February 17, 2006, D&PL submitted an issue for resolution under the dispute resolution process under the 1996 Option Agreement and the 2002 Bollgard Gene License. This dispute involves whether Monsanto's implementation of a farmer licensing system for the Bollgard Gene technology in Brazil violates D&PL's and its local affiliate's rights to an exclusive license to develop, produce and sell Bollgard planting seed in Brazil. In response to D&PL's submission of this dispute to the alternative dispute resolution, on February 23, 2006, Monsanto filed a suit for declaratory judgment in the Circuit Court of St. Louis County, Missouri, for the court to determine the issues in dispute. D&PL believes that this suit is barred by the binding alternative dispute resolution provisions in the subject contracts and that the issue of submission to Arbitration has been resolved by the below described decision of the Delaware Court.

On March 1, 2006, D&PL filed a suit against Monsanto in the Chancery Court of New Castle County, Delaware, seeking to enjoin Monsanto's implementation of the new farmer licensing system for Brazil pending the resolution of the issues submitted to the Executive Panel. D&PL's motion for a preliminary injunction was denied; however, the Delaware Court granted D&PL's motion to compel arbitration. On March 27, 2006, D&PL submitted to arbitration before the AAA the dispute on whether Monsanto's implementation of a farmer licensing system is in violation of D&PL's and its affiliate's rights to an exclusive license to develop, produce and sell Bollgard planting seed in Brazil. As part of this arbitration, D&PL is seeking to enjoin Monsanto's implementation of its farmer licensing system and for damages incurred by D&PL and its affiliate. The Arbitration Panel has scheduled a hearing on D&PL's request for a preliminary injunction in July 2006 and a final hearing in November 2006. D&PL is committed to participating in good faith resolution of this dispute through arbitration. MDM Sementes de Algodao Limitada, D&PL's affiliate in Brazil, is proceeding with a planned launch of sales of cotton seed containing Bollgard technology in Brazil in the 2006 sales season.

On March 31, 2005 and May 4, 2006, D&PL submitted the disputes involving D&PL's right to exclusive licenses to Bollgard technology in two Ex-U.S. countries under the 1996 Option Agreement between Monsanto and D&PL for resolution by an Executive Panel.

On February 20, 2006, D&PL submitted two additional issues for dispute resolution before an Executive Panel; one dispute under the most favored license provisions of the U.S. Bollgard License and the other under confidentiality provisions of the U.S. Bollgard and Roundup Ready Licenses. These issues have not been resolved through the Executive Panel.

On June 16, 2006, D&PL submitted to arbitration before the AAA the issues involving D&PL's rights to exclusive rights to Bollgard technology in the two Ex-U.S. countries and D&PL's rights to more favorable license terms under its U.S. Bollgard and Bollgard II licenses.

On February 28, 2006, D&PL filed suit in the Circuit Court of Dunklin County, Missouri, seeking to recover Soybean Seed Services Fees in the amount of approximately $2,200,000 which Monsanto has refused to pay D&PL with respect to soybean seed containing Monsanto's Roundup Ready technology sold by D&PL during the 2005 planting season. The suit also seeks a declaratory judgment that D&PL's royalties under its Roundup Ready Soybean License have been correctly calculated and paid during the years 2002-2005. This case is in pretrial proceedings.

Due to the status of the various matters  concerning  Monsanto  discussed above,
management   is  unable  to  determine  the  impact  of  these  matters  on  the consolidated financial statements.


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

On February 17, 2005, D&PL filed a motion with the trial court to amend its complaint to add a claim against Monsanto for fraudulently inducing D&PL to extend the deadline to complete the merger with Monsanto. The Mississippi Supreme Court has stayed the proceedings in this case pending the resolution of two interlocutory appeals filed by D&PL. Oral arguments before the Mississippi State Supreme Court are set for August 15, 2006. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.

11. EARNINGS PER SHARE

Dilutive common share equivalents consist of both D&PL's Series M Convertible Non-Voting Preferred shares and the outstanding options to purchase D&PL's common stock and Restricted Stock and Restricted Stock Units that have been issued under the 1995 Long-Term Incentive Plan and the 2005 Omnibus Stock Plan. Approximately 498,000 and 542,000 outstanding stock options were not included in the computation of diluted earnings per share for the three months ended May 31, 2006 and 2005, respectively, and approximately 1,483,000 and 204,000 outstanding stock options were not included in the computation of diluted earnings per share for the nine months ended May 31, 2006 and 2005, respectively, because the exercise price exceeded the average market price of D&PL's common stock for each respective reporting date. These excluded options expire at various dates from 2007 to 2015.

The table below reconciles the basic and diluted per share computations:

       (in thousands, except per share amounts)            For the Three Months Ended             For the Nine Months Ended
                                                       -----------------------------------   -------------------------------------
                                                           May 31,            May 31,             May 31,             May 31,
                                                             2006              2005                2006                2005
                                                       -----------------  ----------------   -----------------  ------------------
       Income:
       Net income                                      $         47,678   $         36,284   $         52,902   $         51,127
       Less:  Preferred stock dividends                            (160)              (128)              (480)              (384)
                                                       -----------------  ----------------   -----------------  ------------------
       Net income for basic EPS                        $         47,518   $         36,156   $         52,422   $         50,743
       Effect of Dilutive Securities:
       Convertible preferred stock dividends                        160                128                480                384
                                                       -----------------  ----------------   -----------------  ------------------
       Net income available to common
          stockholders plus assumed conversions - for
          diluted EPS                                  $         47,678   $         36,284   $         52,902   $         51,127
                                                       =================  ================   =================  ==================

       Shares:
       Basic EPS shares                                          35,734             38,416             35,832             38,573
       Effect of Dilutive Securities:
          Options to purchase stock                                 317                356                194                288
          Restricted Stock and Restricted Stock Units                 5                  -                  -                  -
          Convertible preferred stock                             1,067              1,067              1,067              1,067
                                                       -----------------  ----------------   -----------------  ------------------
       Diluted EPS shares                                        37,123             39,839             37,093             39,928
                                                       =================  ================   =================  ==================

       Per Share Amounts:
       Basic                                           $           1.33   $           0.94   $           1.46   $           1.32
                                                       =================  ================   =================  ==================
       Diluted                                         $           1.28   $           0.91   $           1.43   $           1.28
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

The components of net periodic pension expense for D&PL's Plan and SERP follow as of (in thousands):

                                                                 Pension                                     SERP
                                                            Three Months Ended                        Three Months Ended
                                                  ---------------------------------------   ---------------------------------------
                                                       May 31,              May 31,              May 31,              May 31,
                                                        2006                 2005                 2006                 2005
                                                  ------------------   ------------------   ------------------   ------------------

Service cost                                      $            273     $            213     $              -     $              -
Interest cost                                                  287                  274                    8                    9
Expected return on assets                                     (295)                (272)                  (6)                  (6)
Amortization of prior service cost                               4                    1                    -                    -
Recognized net actuarial loss (gain)                           180                  101                   14                   (1)
                                                  ------------------   ------------------   ------------------   ------------------
Net periodic pension expense                      $            449     $            317     $             16     $              2
                                                  ==================   ==================   ==================   ==================


                                                                 Pension                                     SERP
                                                            Nine Months Ended                         Nine Months Ended
                                                  ---------------------------------------   ---------------------------------------
                                                       May 31,              May 31,              May 31,              May 31,
                                                        2006                 2005                 2006                 2005
                                                  ------------------   ------------------   ------------------   ------------------

Service cost                                      $            819     $            639     $              -     $              -
Interest cost                                                  862                  822                   24                   27
Expected return on assets                                     (885)                (816)                 (18)                 (20)
Amortization of prior service cost                              11                    3                    -                    -
Recognized net actuarial loss (gain)                           540                  303                   42                   (3)
                                                  ------------------   ------------------   ------------------   ------------------
Net periodic pension expense                      $          1,347     $            951     $             48     $              4
                                                  ==================   ==================   ==================   ==================


The amount of the minimum pension liability that is recorded as a component of Accrued Expenses at May 31, 2006 was $7.1 million. As of May 31, 2006, D&PL had not made any contributions to the Plan; however, on June 27, 2006, a $3.7 million contribution was made to the Plan.

As of May 31, 2006, no contributions have been made to the SERP. D&PL presently does not anticipate contributing any amounts to the SERP in 2006.

13. CREDIT FACILITY

On April 15, 2005, D&PL and certain of its subsidiaries entered into an unsecured $75 million credit agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank"). The Credit Agreement provides for unsecured revolving loans up to a maximum aggregate amount outstanding of $75 million, plus Letters of Credit which were outstanding prior to the execution of the Credit Agreement in the amount of approximately $2 million. Of the total commitment, $50 million represents a seasonal commitment available from October to July of each year. The Credit Agreement was originally set to expire on July 31, 2006. However, on December 5, 2005, pursuant to the Company's request as provided for in the Credit Agreement, the Company and the Bank agreed to extend the Credit Agreement until July 31, 2007, at which time all outstanding amounts under the Credit Agreement will be due and payable, subject to the Company's right to request an additional one-year extension and the Bank's acceptance of that request.

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

During the quarter ended May 31, 2006, the Company borrowed approximately $45 million, which was fully repaid by May 31, 2006. As of May 31, 2006, there were zero borrowings outstanding under the Credit Agreement, except for the existing Letters of Credit discussed above.

14. SUBSEQUENT EVENTS

Effective June 30, 2006, D&PL acquired several licenses from DuPont (NYSE: DD) subsidiary Pioneer Hi-Bred International, Inc., including its OptimumTM GATTM herbicide tolerance technology for cotton globally and soybeans in the U.S., enabling the Company to enhance its product portfolio. Additionally, the Company has acquired licenses for other products developed by DuPont's biotechnology research program and certain enabling technologies for use in cotton, soybeans and other crops.

The OptimumTM GATTM trait developed by DuPont will provide farmers with expanded weed control options and is expected to help optimize yield. This herbicide tolerance technology makes plants tolerant to both glyphosate and ALS herbicides, including sulfonylureas. Previously, DuPont announced plans to commercialize OptimumTM GATTM in Pioneer(R) brand corn and soybeans and also secured significant global outlicense agreements. D&PL and DuPont, through its subsidiary Pioneer Hi-Bred International, Inc., are partners in a joint venture, DeltaMax Cotton LLC, which was initially formed to develop and commercialize glyphosate tolerance technology in cotton. The Company also announced that it has reached an agreement to license select soybean lines suitable for planting in the Southern soybean market through the involvement of GreenLeaf Genetics LLC.

D&PL paid DuPont $20.5 million pursuant to the transaction and expects to account for this transaction in the fourth quarter as an IPR&D write-off. Technology fee sharing for the OptimumTM GATTM technology for cotton is essentially consistent with the existing terms in the DeltaMax Collaboration agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW/OUTLOOK

Our revenues for the third quarter of 2006 represent the highest of any single quarter in the Company's history. Net income for the quarter is second only to the second quarter of 2000, the quarter in which we received an $81 million termination payment from Monsanto related to a failed merger. These record results are driven by an increase in planted acreage and an increase in market share in the key markets east of Texas, resulting in an increase in domestic cottonseed units sold over the prior year. Additionally, our revenues were positively impacted by higher technology fees per unit and a sales mix change to more premium-priced, stacked-trait units. Seed treatment revenues were positively impacted by the introduction of the AVICTA(TM) Complete Pak from Syngenta and increased sales of Gaucho(TM) from Bayer and other premium seed treatments. The increase in domestic units sold in the third quarter was partially driven by a shift in sales from the second quarter, as our customers finalized their planting decisions on treatment options. However, domestic units sold in the year-to-date nine month period also exceeded those of the same period in the prior year, and we anticipate that full year results will show an overall increase in unit sales over 2005.

On June 30, 2006, the USDA released its planted acreage report,  which reflected
15.3 million acres of overall  cotton  plantings in the U.S., a 7% increase,  or
1.1 million acres, over the 2005 crop year. This report indicated an increase over the USDA's March 31, 2006 Prospective Plantings report which had estimated the U.S. cotton acres to be 14.6 million. The June 30th report reflected an increase in the higher value Mid-South and Southeast regions of 580,000 acres over 2005 and an increase of 245,000 over the March 31, 2006 Prospective Plantings report. The report indicated that the Southwest region (TX, OK, NM) increased 500,000 acres over 2005 plantings which represented an increase of 400,000 acres over the March intentions. Western plantings of extra-long staple Pima cottons are expected to be up over 2005 by 66,000 acres and up 2,000 acres over the March 2006 report.

Our view of the impact on our business of the 2006 acreage changes compared to 2005 is that along with the increase in acreage in the Mid-South and Southeast regions of the U.S., D&PL also increased market share three to five percentage points in those regions. Much of the increase in acreage in the Southwest region occurred on dryland acreage. These acres were planted with lower cost "brown bag" seed. Due to the ongoing drought in that area this acreage will likely not produce harvestable yields.

Internationally, units shipped during the current-year quarter were higher than for the same period in the prior year due to a shift in shipments from the second quarter. For the year-to-date period, revenues from our international segment are down from the same prior-year period due to lower shipments in certain of our international markets. Sales were down in the following countries for the following reasons: Australia (due to lower volumes); Brazil (due to a reduction in planted cotton acreage caused by weak commodity prices and the strengthening of the Brazilian currency); China (as a result of new product registration difficulties with Chinese regulatory agencies); Greece (due to a large carryover inventory of seed from the prior year by our distributor); and Mexico (due to issues surrounding the revision of laws governing the planting of transgenic crops in Mexico that delayed our ability to import certain transgenic varieties).

On May 22, 2006, we announced that we had acquired Syngenta's global cotton seed assets, comprised of operations and assets in India, Brazil, Europe, and certain cotton germplasm in the United States. The primary assets acquired consist of conventional and transgenic germplasm containing Syngenta's VipCot(TM) insect-resistant cotton genes. We acquired a license to VipCot in 2004 and expect to commercialize varieties containing these traits in 2008 or 2009, subject to receiving regulatory approvals. As a result of this transaction, we incurred a pre-tax charge of $7.0 million, or $0.12 per diluted share, related to the IPR&D charge and related transaction costs during the third-quarter. For more information, see the section titled "Acquired In-Process Research and Development" later in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

On June 30, 2006, D&PL acquired several licenses from DuPont (NYSE: DD) subsidiary Pioneer Hi-Bred International, Inc., including its OptimumTM GATTM herbicide tolerance technology for cotton globally and soybeans in the U.S., enabling the Company to enhance its product portfolio. Additionally, the Company has acquired licenses for other products developed by DuPont's biotechnology research program and certain enabling technologies for use in cotton, soybeans and other crops.

The OptimumTM GATTM trait developed by DuPont will provide farmers with expanded weed control options and is expected to help optimize yield. This herbicide tolerance technology makes plants tolerant to both glyphosate and ALS herbicides, including sulfonylureas. Previously, DuPont announced plans to commercialize OptimumTM GATTM in Pioneer(R) brand corn and soybeans and also secured significant global outlicense agreements. D&PL and DuPont, through its subsidiary Pioneer Hi-Bred International, Inc., are partners in a joint venture, DeltaMax Cotton LLC, which was initially formed to develop and commercialize glyphosate tolerance technology in cotton. The Company also announced that it has reached an agreement to license select soybean lines suitable for planting in the Southern soybean market through the involvement of GreenLeaf Genetics LLC.

D&PL paid DuPont $20.5 million for the licenses to these technologies from available cash and expects to account for this transaction in the fourth quarter as an IPR&D write-off. Technology fee sharing for the OptimumTM GATTM technology for cotton is essentially consistent with the existing terms in the DeltaMax Collaboration agreement.

2006 Earnings Guidance

On July 6, 2006, we announced that our earnings guidance that had been previously announced for the 2006 fiscal year will be impacted by the IPR&D charge taken during the third quarter of $.12 per diluted share related to the Syngenta transaction and the anticipated IPR&D charge of $0.34 to $0.36 per share related to the DuPont/Pioneer transaction, which was effective June 30, 2006, offset partially by lower than previously expected expenses from the lawsuit against Pharmacia and Monsanto. The previous guidance of $1.15 to $1.25 per diluted share, after expected charges of $0.10 per diluted share related to our lawsuit against Pharmacia and Monsanto, has been revised to $.70 to $.83 per diluted share, after charges of $0.46 to $0.48 per diluted share related to IPR&D charges and $0.06 to $0.08 per diluted share related to our lawsuit against Pharmacia and Monsanto.

While our core business earnings guidance is unchanged, achieving those results is still dependent on certain factors being met during the fourth quarter of our year, primarily the absence of unexpected domestic seed returns or a weather event that would increase our exposure to claims from crop loss programs for seed and technology fees.

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

The following sets forth selected operating data of D&PL (in thousands):

                                                          For the Three Months Ended                For the Nine Months Ended
                                                     --------------------------------------    ------------------------------------
                                                          May 31,              May 31,             May 31,             May 31,
                                                           2006                 2005                2006                2005
                                                     ------------------   -----------------    ----------------    ----------------
Operating results-
Net sales and licensing fees                         $        286,618     $        203,320     $        411,422    $        340,633
Gross profit                                                  101,922               73,573              145,917             127,290
Operating expenses                                             26,629               15,630               59,184              41,702
Operating income                                               75,293               57,943               86,733              85,588
Income before income taxes                                     73,102               57,041               81,518              79,574
Net income applicable to common shares                         47,518               36,156               52,422              50,743

The following sets forth selected balance sheet data of D&PL at the following dates (in thousands):

                                                             May 31,            August 31,            May 31,
                                                              2006                2005                 2005
                                                        ------------------   -----------------    -----------------
Balance sheet summary-
Current assets                                         $         500,664     $        356,679     $        404,727
Current liabilities                                              377,540              263,013              286,266
Working capital                                                  123,124               93,666              118,461
Property, plant and equipment, net                                59,778               60,158               61,255
Total assets                                                     584,637              439,184              485,057
Outstanding borrowings                                            11,642               17,349               22,708
Stockholders' equity                                             198,248              164,023              182,355

Three months ended May 31, 2006, compared to three months ended May 31, 2005:

For the quarter ended May 31, 2006, we reported net income of $47.7 million, compared to net income of $36.3 million in the comparable prior-year quarter. This increase was primarily due to an increase in domestic sales in the current year quarter versus the prior year, offset by an increase in operating expenses, which included an IPR&D pre-tax charge of $7.0 million (see discussion in "Acquired In-Process Research and Development" below).

Net sales and licensing fees increased approximately $83.3 million to $286.6 million and gross profit increased approximately $28.3 million to $101.9 million. Domestic revenues increased over the prior year due to increased cotton acreage and increased market share in our key markets east of Texas which resulted in an increase in units sold. In addition, higher technology fees per unit, a shift in our sales mix to more premium-priced, stacked-trait products, and treatment revenues, partially offset by an increase in incentive payments made to our distributor customers, contributed to this increase. Historically, we have earned a fee on sales of third-party cottonseed treatments, which was recorded as a component of Net Sales and Licensing Fees. However, beginning in 2006, we are invoicing our customers for those treatments (which is recorded as revenue), and remitting a portion of that revenue to the manufacturer of the seed treatments (which is recorded as cost of goods sold). The gross profit margin percentage that we earn on those seed treatments is lower than what we have traditionally earned on cottonseed sales, which has slightly depressed our overall gross margin stated as a percentage of revenues. International revenues were slightly higher than the prior-year quarter due to a shift of sales into the third quarter in Mexico and Spain, and higher unit sales in Turkey.

Operating expenses increased approximately $11.0 million to $26.6 million in the third quarter of 2006. This increase primarily related to the IPR&D charge discussed above, increased spending on research and development activities, and higher General and Administrative expenses. General and Administrative expenses were higher due to an approximate $1.7 million increase in professional fees primarily related to various arbitration proceedings with Monsanto (other than the Pharmacia/Monsanto suit), and an increase of approximately $800,000 related to compensation costs (e.g. equity-based compensation, pension, etc.).

We reported net other expense of approximately $1.3 million for the quarter ended May 31, 2006, compared to $0.9 million for the same period in the prior year. The increase is attributable to legal fees related to the Pharmacia/Monsanto litigation. In the three months ended May 31, 2006, we incurred $1.0 million, or $0.02 per diluted share, related to the Pharmacia/Monsanto litigation expenses, compared to $0.7 million, or $0.01 per diluted share, in the three months ended May 31, 2005.

Nine months ended May 31, 2006, compared to nine months ended May 31, 2005:

For the nine-month period ended May 31, 2006, we reported net income of $52.9 million, compared to net income of $51.1 million reported in the comparable prior year period. This increase was primarily due to an increase in domestic revenues, offset by a reduction in international net sales and licensing fees, and an increase in operating expenses, including the previously referenced $7.0 million IPR&D charge related to the Syngenta transaction.

Net sales and licensing fees increased approximately $70.8 million to $411.4 million and gross profit increased approximately $18.6 million to $145.9 million. As the majority of our domestic sales occur in the third quarter, the reasons for the increase in domestic revenues are the same as discussed in the three-month discussion above. International revenues were lower primarily in South America, Australia, and Mexico. Sales in South America were lower primarily due to a reduction in the cotton acreage in Brazil and the decrease in sales in Australia relates to lower volumes. Sales to Mexico were lower due to issues surrounding the revision of laws governing the planting of transgenic crops in Mexico that delayed our ability to import certain transgenic varieties.

Operating expenses increased approximately $17.5 million to $59.2 million in the nine months ended May 31, 2006. This increase is primarily related to the $7.0 million IPR&D pre-tax charge, increased spending on research and development activities, and higher General and Administrative expenses. General and Administrative expenses were impacted by an approximate $4.5 million increase in professional services fees related to arbitration (other than the Pharmacia/Monsanto suit), and an increase of approximately $1.8 million related to compensation costs (e.g., equity-based compensation, pension, etc.).

We reported net other expense of approximately $3.3 million for the nine-month period ended May 31, 2006, compared to $3.3 million for the same period in the prior year. The amount reported relates to lower legal fees related to the Pharmacia/Monsanto litigation, offset by a decrease in other income due to a gain that was recognized from the sale of property in the prior-year period. In the nine months ended May 31, 2006, we incurred $2.9 million, or $.05 per diluted share, related to Pharmacia/Monsanto litigation expenses, compared to $3.8 million, or $0.06 per diluted share, in the nine months ended May 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently utilize off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of May 31, 2006, we owed approximately $2.3 million for a portion of our raw materials that had been received from the 2005 production season. This amount represents the amount due on seed production delivered that had not yet been paid. It does not include other amounts that may become due from contingencies contained in seed production contracts. The amount owed of $2.3 million is included in Current Liabilities in our Consolidated Balance Sheet at May 31, 2006.

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

Information regarding our "Critical Accounting Policies and Estimates" can be found in our Annual Report to Stockholders on Form 10-K for the year ended August 31, 2005. The four critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to revenue recognition, including accounting for various incentive programs (crop loss and replant programs), provision for damaged, obsolete and excess inventory, deferred income taxes and contingent liabilities. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

The previously discussed acquisition of Syngenta's global cotton seed assets resulted in capitalizing and immediately expensing $7.0 million related to acquired in-process research and development that has no alternative future use. The primary assets acquired consist of conventional and transgenic germplasm containing Syngenta's VipCot insect-resistant cotton genes. Certain regulatory approvals are required before any of the germplasm acquired can be commercialized. As this transaction occurred at the end of the quarter, we are still finalizing estimates of costs to complete these projects and will provide those estimates in our Annual Report on Form 10-K for the year ended August 31, 2006. There is no assurance that these technologies will result in commercially viable products or that regulatory approval will be obtained for the products.

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

During the quarter ended May 31, 2006, the Company borrowed approximately $45 million, which was fully repaid by May 31, 2006. As of May 31, 2006, there were no amounts outstanding under the Credit Agreement, other than the existing Letters of Credit as discussed above. All borrowings under the Credit Agreement have been repaid as of May 31, 2006.

Capital expenditures were $6.2 million and $5.1 million in the nine months ended May 31, 2006 and 2005, respectively. We anticipate that capital expenditures will approximate $7.0 million to $10.0 million in 2006.

For the nine months ended May 31, 2006, aggregate dividends of $16.6 million have been paid on common and preferred shares. The Board of Directors anticipates that quarterly dividends of $0.15 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Based on a quarterly dividend of $0.15 per share in 2006, aggregate preferred and common stock dividends should approximate $22.0 million in 2006.

Cash Used for Share Repurchases

From September 1, 2005 through June 30, 2006, we repurchased 808,494 shares at an aggregate purchase price of approximately $19.7 million under the June 30, 2005, share repurchase program. We expect to repurchase shares under this plan over time and through a variety of methods, which generally will include open market purchases. The timing and amount of repurchases under this program will depend on market conditions, legal restrictions and other factors.

The following table presents the number of shares purchased monthly for the three-month period ended May 31, 2006:

                                                                                                              Approximate Dollar
                                                 Total                          Total Number of Shares       Value of Shares that
                                               Number of        Average          Purchased as Part of        May Yet Be Purchased
                                                Shares        Price Paid       Publicly Announced Plan        Under the June 2005
                 Period                        Purchased       per Share                                             Plan
-----------------------------------------     ------------    ------------    --------------------------    -----------------------

March
(March 1, 2006 to March 31, 2006)                   8,400         $ 27.20                         8,400            $    31,882,020
April
(April 1, 2006 to April 30, 2006)                   5,000         $ 29.02                         5,000            $    31,736,920
May
(May 1, 2006 to May 31, 2006)                      67,194         $ 27.93                        67,194            $    29,860,192
                                              ------------                    --------------------------
Total                                              80,594                                        80,594            $    29,860,192
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

The fair value of derivative commodity instruments outstanding as of May 31, 2006, was $57,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would result in a $374,000 loss in future earnings (not including the gain on the underlying commodities).

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, South Africa and Turkey. At May 31, 2006, the result of a uniform 10% change in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on net earnings.

For the three months ended May 31, 2006, a 10% adverse change in the interest rate that we earned on our cash that we invested would not have resulted in a material change to our net interest income or cash flow.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

D&PL's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of D&PL's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2006. Based on that evaluation, the chief executive officer and chief financial officer have concluded that D&PL's disclosure controls and procedures are effective to ensure that material information relating to D&PL and D&PL's consolidated subsidiaries is made known to such officers by others within these entities in order to allow timely decisions regarding required disclosure.

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

Regarding the interlocutory appeal before the Mississippi Supreme Court in the March 14, 2002, Holmes County, Mississippi lawsuit, oral arguments were presented to the Mississippi Supreme Court on February 16, 2006. On April 20, 2006, the Supreme Court denied D&PL's Interlocutory Appeal and returned these cases to the trial court for further proceedings. It is anticipated that the trial court will sever the individual claims of the involved growers in that litigation.

Regarding the December 2002 suit filed by D&PL against Nationwide Agribusiness and other insurance companies in the Circuit Court of Holmes County, Mississippi, Motions for Summary Judgment filed separately by Nationwide and D&PL were orally argued on March 15, 2006 and March 20, 2006. On March 21, 2006, the Court entered a minute docket entry taking the case under advisement. On March 31, 2006, the District Judge entered an Order Denying D&PL's Summary Judgment Motion and Granting Nationwide's Summary Judgment Motion. On April 26, 2006, D&PL filed a Notice of Appeal of the District Court's decision to the United States District Court of Appeals for the 5th Circuit.

On February 17, 2006, D&PL submitted an issue for resolution under the dispute resolution process under the 1996 Option Agreement and the 2002 Bollgard Gene License. This dispute involves whether Monsanto's implementation of a farmer licensing system for the Bollgard Gene technology in Brazil violates D&PL's and its local affiliate's rights to an exclusive license to develop, produce and sell Bollgard planting seed in Brazil. In response to D&PL's submission of this dispute to the alternative dispute resolution process, on February 23, 2006, Monsanto filed a suit for declaratory judgment in the Circuit Court of St. Louis County, Missouri, for the court to determine the issues in dispute. D&PL believes that this suit is barred by the binding alternative dispute resolution provisions in the subject contracts and that the issue of submission to arbitration has been resolved by the below described decision of the Delaware Court.

On March 1, 2006, D&PL filed a suit against Monsanto in the Chancery Court of New Castle County, Delaware, seeking to enjoin Monsanto's implementation of the new farmer licensing system pending the resolution of the issues submitted to the Executive Panel. D&PL's motion for a preliminary injunction was denied; however, the Delaware Court granted D&PL's motion to compel arbitration. On March 27, 2006, D&PL submitted to arbitration before the American Arbitration Association ("AAA") the dispute on whether Monsanto's implementation of a farmer licensing system is in violation of D&PL's and its affiliate's rights to an exclusive license to develop, produce and sell Bollgard planting seed in Brazil. As part of this arbitration, D&PL is seeking to enjoin Monsanto's implementation of its farmer licensing system and for damages incurred by D&PL and its affiliate. The Arbitration Panel has scheduled a hearing on D&PL's request for a preliminary injunction in July 2006 and a final hearing in November 2006. D&PL is committed to participating in good faith resolution of this dispute through arbitration. MDM Sementes de Algodao Limitada, D&PL's affiliate in Brazil is proceeding with a planned launch of sales of cotton seed containing Bollgard technology in Brazil in the 2006 sales season.

On March 31, 2005 and May 4, 2006, D&PL submitted disputes involving D&PL's right to exclusive licenses to Bollgard Technology in two Ex-U.S. countries under the 1996 Option Agreement between Monsanto and D&PL for resolution by an Executive Panel.

On February 20, 2006, D&PL submitted two additional issues for dispute resolution before an Executive Panel; one dispute under the most favored license provisions of the U.S. Bollgard License and the other under confidentiality provisions of the U.S. Bollgard and Roundup Ready Licenses. These issues have not been resolved through the Executive Panel.

On June 16, 2006 D&PL submitted to arbitration before the AAA the issues involving D&PL's rights to exclusive rights to Bollgard technology in the two Ex-U.S. countries and D&PL's rights to more favorable license terms under its U.S. Bollgard and Bollgard II Licenses.

On February 28, 2006, D&PL filed suit in the Circuit Court of Dunklin County, Missouri, seeking to recover Soybean Seed Services Fees in the amount of approximately $2,200,000 which Monsanto Company has wrongly refused to pay D&PL with respect to soybean seed containing Monsanto's Roundup Ready technology sold by D&PL during the 2005 planting season. The suit also seeks a declaratory judgment that D&PL's payments of Royalties under its Roundup Ready Soybean License have been correctly calculated and paid during the years 2002-2005. This case is in pre-trial proceedings.

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

     Litigation and other legal matters

     We currently are engaged in a dispute resolution and arbitration process with Monsanto, the principal licensor of our cotton technology and competitor of ours in the cotton planting seed business. In the arbitration, Monsanto is seeking a determination by the arbitrators of its right to terminate certain agreements between our companies, including the Bollgard and Roundup Ready licenses. In addition, we are currently engaged in litigation with Monsanto concerning the failed merger of the companies. In addition, we have brought two other disputes with Monsanto before an arbitration panel. The result of this litigation/arbitration (and the process of litigating) may materially affect the results of our business. (See Part I, Item 3, of D&PL's Annual Report on Form 10-K for the year ended August 31, 2005.)

     New technologies

     There is no assurance that new technologies such as the DeltaMax, DuPont and Syngenta technologies will result in commercially viable products or that such technologies will be developed in the time frame or for the amounts estimated to complete development. Also, there is no assurance that regulatory approval will be obtained for the products.

     Governmental policies

     The production, distribution or sale of crop seed in or to foreign markets may be subject to special risks, including fluctuations in foreign currency, exchange rate controls, expropriation, nationalization and other agricultural, economic, tax and regulatory policies of foreign governments and shipping disruptions. Particular policies which may affect our domestic and international operations include the use of and the acceptance of products that were produced from plants that have been genetically modified, the testing, quarantine and other restrictions relating to the import and export of plants and seed products, and the availability (or lack thereof) of proprietary protection for plant products. The absence or lack of enforcement of intellectual property laws may lead to counterfeit and farmer-saved seed which negatively impacts our sales. In addition, United States government policies, particularly those affecting foreign trade and investment, may impact our international operations.

     Regulatory matters

     The publicity related to genetically modified organisms ("GMOs") or products made from plants that contain GMOs may have an effect on our sales in the future. In 2005, approximately 95% of our cottonseed that was sold in the United States contained either or both of Monsanto's Bollgard, Bollgard II and Roundup Ready gene technologies, and 96% of our soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the concern of some customers and governmental entities over finished products that contain GMOs could impact demand for crops (and ultimately seed) raised from seed containing such traits. In addition, regulatory approvals for Monsanto's Bollgard and Bollgard II technologies expire in 2006. On July 7, 2006, Monsanto announced that the United States Environment Protection Agency had extended the registration of the Bollgard technology through the 2009 growing season. An announcement regarding the registration of the Bollgard II technology is expected later in 2006. However, there is no assurance that such registration will be extended, or what the terms and conditions of any re-registration will be. Monsanto is responsible for obtaining and maintaining regulatory approvals for the technologies we license from them.

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


                           DELTA AND PINE LAND COMPANY


Date:     July 10, 2006        /s/ W. Thomas Jagodinski
                               ------------------------
                               W. Thomas Jagodinski
                               President, Chief Executive Officer and Director
                               (Principal Executive Officer)


Date:     July 10, 2006        /s/ Kenneth M. Avery
                               --------------------
                               Kenneth M. Avery
                               Vice President - Finance, Treasurer and
                               Assistant Secretary
                               (Principal Financial and Accounting Officer)