Form 10-K
period 2006-08-31
DELTA & PINE LAND CO
filed 2006-11-14
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

   X     Annual  Report  Pursuant  to Section 13 or 15(d) of the  Securities
-------  Exchange  Act of 1934 for the fiscal year ended August 31, 2006

                                       or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No ___
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes _____  No  X
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer  X   Accelerated filer____ Non-accelerated filer _____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_____ No X

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 2006, as reported on the New York Stock Exchange, was approximately $715,700,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 31, 2006, Registrant had 36,457,476 outstanding shares of Common Stock.

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Delta and Pine Land Company Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 2007. (Items 10, 11, 12, 13 and 14 of Part III).

                                     PART I

ITEM 1.  BUSINESS

Domestic

Delta and Pine Land Company, a Delaware corporation, and subsidiaries ("D&PL") is primarily engaged in the breeding, production, conditioning and marketing of proprietary varieties of cotton planting seed in the United States and other cotton producing nations. We also breed, produce, condition and market soybean planting seed in the United States.
                                                                           1
In August 2006, we entered into a definitive Merger Agreement with Monsanto, whereby Monsanto will acquire us in a cash transaction for $42 per share of our common stock. See "Merger with Monsanto Company" below for more information.

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

In 1980, we added soybean seed to our product line. In 1996, we commenced commercial sales in the United States of cotton planting seed containing Bollgard(R) ("Bollgard") gene technology licensed from Monsanto which expresses a protein toxic to certain lepidopteran pests. Since 1997, in the United States we have sold cotton planting seed containing a gene licensed from Monsanto that provides tolerance to glyphosate-based herbicides, commonly referred to as Roundup Ready(R) ("Roundup Ready") Cotton. In 1997, we commenced commercial sales in the United States of soybean planting seed that contains a gene that provides tolerance to glyphosate-based herbicides ("Roundup Ready Soybeans"). In 1998, we commenced sales of cotton planting seed of varieties containing both the Bollgard and Roundup Ready genes. In 2003, we began selling cotton varieties containing Bollgard II(R), Monsanto's insect resistance technology which contains two genes conferring resistance to lepidopteran insects. In 2006, we began selling cotton varieties containing Roundup Ready Flex(R), Monsanto's second generation glyphosate-tolerance technology and varieties containing Bollgard II and Roundup Ready Flex.

International

Since the 1980's, we have marketed our products, primarily cottonseed, internationally. Over a period of years, we have strengthened and expanded our international staff in order to support our expanding international business. In foreign countries, cotton acreage is often planted with farmer-saved seed which has not been delinted or treated and is of low overall quality. We believe that we have an attractive opportunity to penetrate foreign markets because of our widely adaptable, superior cotton varieties and hybrids, technological know-how in producing and conditioning high-quality seed and our brand name recognition. Furthermore, Monsanto's Bollgard, Bollgard II, Roundup Ready and Roundup Ready Flex gene technologies (that we either have licensed or have options to license) are effective in many countries and could bring value to farmers.
---------------------------

1 On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company. Pursuant to the closing of a merger on April 16, 2003, Pharmacia Corporation merged with and into a wholly-owned subsidiary of Pfizer Inc. Pharmacia survived the merger as a wholly-owned subsidiary of Pfizer Inc.

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

We sell our products in foreign countries through (i) export sales to distributors and (ii) direct in-country operations through either joint ventures or wholly-owned subsidiaries. The method varies and evolves, depending on our assessment of the potential size and profitability of the market, governmental policies, currency and credit risks, sophistication of the target country's agricultural economy, and costs (as compared to risks) of commencing physical operations in a particular country. In 2006, the majority of international sales came from direct in-country operations (primarily Argentina, Australia, Brazil, China, South Africa and Turkey).

See Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8 for further details about business segments.

Merger with Monsanto Company

On August 14, 2006, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Monsanto and its wholly-owned subsidiary, Monsanto Sub, Inc., pursuant to which Monsanto Sub, Inc., will be merged with and into us and we will become a wholly-owned subsidiary of Monsanto.

Under the terms of the Merger Agreement, upon consummation of the merger, each outstanding share of our common and preferred stock (except shares held by us or by Monsanto and its subsidiaries) will be converted into a right to receive $42.00 per share in cash, without interest, provided that stockholders who so elect have the right to seek payment of the appraised value of their shares under Section 262 of the Delaware General Corporation Law.

The Merger Agreement is subject to approval by our stockholders. The date of the stockholders meeting has been set for December 21, 2006. Our board of directors has unanimously approved and recommended that the stockholders approve the Merger Agreement.

The closing of the merger is subject to the expiration of the waiting periods under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976 (the "H-S-R Act"). On September 27, 2006, the United States Department of Justice, Antitrust Division (the "USDOJ"), requested additional information and documents from Monsanto and us under the H-S-R Act (the "Second Request"). This Second Request extends the waiting period under the H-S-R Act during which the parties are prohibited from closing the merger until 30 days after both parties substantially comply with the Second Request, unless the waiting period is terminated earlier by the USDOJ or is extended with our and Monsanto's consent. We and Monsanto are in the process of complying with the USDOJ's Second Request.

Pursuant to the Merger Agreement, we have agreed that, until the merger is consummated or the Merger Agreement is earlier terminated (except as otherwise expressly permitted by the terms of the Merger Agreement), we will, and we will cause our subsidiaries to, (i) carry on our business in the ordinary course,
(ii) use reasonable best efforts to preserve intact our current business organization and goodwill, (iii) keep available the services of our current officers and employees, and (iv) preserve our relationships with suppliers, distributors, customers and others.

In addition, we have agreed that neither us nor, where applicable, our subsidiaries, will, without Monsanto's prior written consent or as otherwise permitted under the Merger Agreement: (a) amend our certificate of incorporation, bylaws or other organizational documents; (b) split, combine, reclassify, repurchase, redeem or otherwise acquire outstanding shares, or declare, set aside or pay any dividend payable in cash, stock or property with respect to the same, provided that we may declare and pay regular quarterly dividends of not more than $0.17 per share for quarters ending after August 31, 2006; (c) issue or agree to issue any additional shares of, or rights to acquire shares of, capital stock other than (i) the issuance of shares of capital stock of a subsidiary to us, (ii) issuance of our shares issuable upon exercise of existing stock options, or (iii) subject to annual limitations, the grant of restricted common stock or restricted common stock rights to employees, officers and directors in accordance with past practice and the terms of our stock option plans; (d) enter into or agree to enter into (except with respect to the People's Republic of China) any new or amended contract or agreement with any labor unions; (e) authorize, recommend, propose or announce an intention to authorize, recommend or propose, or enter into an agreement in principle or an agreement with respect to any merger, consolidation or business combination (other than the merger with Monsanto), or any acquisition or disposition of any assets (other than (i) acquiring or disposing of inventory or other assets in the ordinary course of business consistent with past practice and (ii) acquisitions or dispositions of assets outside the ordinary course of business not exceeding, in either case, $10 million in the aggregate); (f) enter into or amend any employment, severance or change-in-control agreement, or benefit plan except as required by law or regulations, or as expressly provided by the Merger Agreement, or make any contribution to any such plan or grant any salary increase, except in the ordinary course of business consistent with past practice; (g) (i) except in the ordinary course of business consistent with past practice (including the renewal or replacement of existing debt), create, incur or assume any debt other than under existing lines of credit or to fund out-of-pocket costs incurred in connection with the transactions contemplated by the Merger Agreement, (ii) assume, guarantee, endorse or otherwise become liable or responsible for the obligations of any other person except our majority owned subsidiaries in the ordinary course of business or (iii) make any loans, advances or capital contributions, or investments in, any other person (other than to its subsidiaries) except for trade credit, customary advances and short-term investments in the ordinary course of business; (h) amend the 1996 D&PL Shareholder Rights Plan, as previously amended (the "Rights Plan"), except to amend the Rights Plan so that the Rights Plan will not be applicable to this Merger Agreement, or redeem any of the rights granted under the Rights Plan; (i) settle or compromise any material litigation, arbitration or claims, except for litigation, arbitration and claims between us and Monsanto; (j) grant or permit liens (other than permitted liens) upon material assets; or (k) agree to take any action that we are prohibited from taking under applicable sections of the Merger Agreement or that would constitute a breach of any covenant or agreement set forth in the Merger Agreement.

In the Merger Agreement, we, on the one hand, and Monsanto and Monsanto Sub, Inc., on the other hand, have made representations and warranties to each other that are customary in merger transactions and/or that concern specific aspects of our respective businesses. The obligations to close the merger are conditioned upon these representations and warranties being true and correct as of the effective time of closing (other than those representations and warranties which address matters as of a certain date), except to the extent that such failures would not, individually or in the aggregate, have a material adverse effect or, in regard to representations and warranties about our capitalization and rights and obligations as to intellectual property and germplasm, exceed specified monetary limits.

We have agreed, subject to the fiduciary duties of our board of directors, to recommend that our stockholders approve and adopt the Merger Agreement and to use reasonable best efforts to obtain the necessary stockholder approval. However, our board of directors may, if it determines in good faith, after consultation with outside legal counsel, that failure to do so would result in a breach of its fiduciary duties to stockholders: (i) recommend the approval of any other merger, consolidation or other business combination; (ii) determine that the Merger Agreement or other merger with Monsanto is no longer advisable;
(iii) withdraw (or modify in a manner adverse to Monsanto) the approval of the Merger Agreement; (iv) recommend that our stockholders reject the Merger Agreement, the merger with Monsanto or any of the transactions contemplated by the Merger Agreement; or (v) resolve, agree or publicly propose to take any of these actions. At the same time, the foregoing actions may only be taken (a) as a result of the occurrence of a material unforeseen change in our business or financial condition or the market price of our common stock, or (b) in response to a proposed acquisition transaction (other than the Monsanto merger) or expression of interest from another party which has not been solicited by us or our board of directors.

The Merger Agreement provides that we will not, and will not authorize or permit any of our subsidiaries or any of our directors, officers, employees, agents or representatives, directly or indirectly, to solicit, initiate or encourage any inquiries about an alternative acquisition transaction, nor negotiate, explore or otherwise engage in discussions with any person (other than Monsanto and its directors, officers, employees, agents and representatives) with respect to an acquisition transaction or enter into any agreement with respect to an alternative acquisition transaction. Despite these prohibitions, prior to the shareholder meeting to approve the Merger Agreement with Monsanto, and in response to a bona fide unsolicited written proposal or expression of interest from a credible third party that is not subject to any material financing uncertainties and that our board of directors determines, in good faith, after consultation with outside legal counsel and our financial advisor, constitutes or could reasonably result in a proposal superior to the Merger Agreement with Monsanto (a "Superior Proposal"), we may disclose non-public information and negotiate, explore and discuss an alternative transaction with such third party. If in addition, prior to the shareholder meeting to approve this Merger Agreement, and in response to such a bona fide unsolicited written proposal, that our board of directors determines, in good faith, after consultation with its outside legal counsel and its financial advisor to be a Superior Proposal, we may enter into an agreement with a third party with respect to such alternative acquisition transaction. Under such circumstances, Monsanto must be kept informed and given an opportunity to respond to such a proposal by making revisions to the terms of the existing Merger Agreement.

In the Merger Agreement, we and Monsanto agree to use our respective best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper and advisable under applicable laws and regulations, to cooperate with each other to complete the merger. Specifically in regard to approvals from the USDOJ and any other applicable anti-trust authorities, Monsanto agrees to use its reasonable best efforts so that no requirement for a waiver, consent or approval from the USDOJ or any other government entity, no decree, judgment, injunction or order, nor any other matter relating to anti-trust laws would prevent completion of the merger by February 14, 2007, unless, by that date, any regulatory waiting periods under the H-S-R Act have not expired, in which case this date will be automatically extended to August 14, 2007, solely for the purpose of Monsanto satisfying its obligations with respect to obtaining anti-trust approvals (February 14, 2007, and August 14, 2007, respectively being referred to as the "Outside Date"). Pursuant to the Merger Agreement, Monsanto has committed to defend any litigation which would prevent completion of the merger by the Outside Date and we have agreed to use our reasonable best efforts to cooperate with Monsanto in connection with such litigation.

If the Merger Agreement is terminated (i) because the merger has not been completed by the Outside Date and, at that time, the waiting periods under the H-S-R Act have not expired or been terminated; (ii) because the merger has not been completed by the Outside Date and any United States federal or state law, rule or regulation or court order, injunction or legal restraint related to anti-trust or competition would prevent the completion of the merger; or (iii) a law related to anti-trust competition makes the merger illegal or prohibited, Monsanto will pay us $600 million in cash (the "Monsanto Termination Payment"). Upon Monsanto making this payment, the litigation arising from the failure to close the May 8, 1998, Merger Agreement between Monsanto and us (the "1998 Merger Litigation") will be terminated with prejudice and Monsanto will have no other obligations to us under the current Merger Agreement.

In addition to possible termination because of impediments under anti-trust and competition laws, the Merger Agreement may be terminated under certain other conditions:

    o We can terminate in the event Monsanto or Monsanto Sub, Inc., materially breaches certain covenants and agreements and does not cure the breach within twenty days after notice from us, in which case Monsanto must pay us the Monsanto Termination Payment and the 1998 Merger Litigation will be dismissed with prejudice.

    o Monsanto can terminate in the event we materially breach certain covenants and agreements and do not cure the breach within twenty days after written notice from Monsanto, in which case the 1998 Merger Litigation is dismissed with prejudice and Monsanto does not owe the Monsanto Termination Payment.

    o Monsanto can terminate if, prior to our shareholders' approval of the Merger Agreement, our board of directors withdraws, modifies or changes its recommendation and approval of the Merger Agreement and, at that time, we have not received a written proposal or indication of interest from another party regarding an alternative acquisition transaction, in which case we must pay Monsanto a termination payment of $15 million, Monsanto does not owe us any termination payment, the stay of the 1998 Merger Litigation is lifted and the parties are permitted to pursue their rights with respect to that litigation.

    o Monsanto or we can terminate if, prior to our shareholders' approval of the Merger Agreement, our board of directors approves or endorses any alternative acquisition transaction or enters into an agreement with respect to an acquisition with another party that constitutes a Superior Proposal, in which case neither we nor Monsanto owes any termination payment and the 1998 Merger Litigation is dismissed with prejudice.

    o Monsanto can terminate in the event we materially breach our representations and warranties and do not cure within twenty days after written notice from Monsanto or in the event the merger has not been closed by the Outside Date and we have been subject to a Material Adverse Change (as defined in the Merger Agreement) in which case the stay is lifted in the 1998 Merger Litigation and the parties are permitted to pursue their rights and remedies in that litigation, no termination payment is due from either party and Monsanto's royalty percentage under certain licenses with us is decreased from 71% to 60% pertaining to the use of Bollgard technology and from 70% to 60% pertaining to the use of Roundup Ready technology.

    o In the case of termination of the Merger Agreement by mutual agreement of us and Monsanto, or in the event of any other termination, no termination payment is due by either party and the stay of the 1998 Merger Litigation is lifted and the parties may pursue their rights and remedies with respect to that litigation.

The Merger Agreement and related Settlement Agreements executed on August 14, 2006, provide certain litigation and arbitrations between Monsanto and us and our subsidiaries were thereupon to be dismissed with prejudice (which dismissals have now occurred) and that the 1998 Merger Litigation and certain other arbitrations and dispute resolution proceedings are stayed for a period of up to twelve months pending the closing of the current Merger Agreement by the Outside Date. These stayed proceedings are subject to revival under specific circumstances if the merger pursuant to the Merger Agreement is not closed by the Outside Date (See Item 3. Legal Proceedings and Item 17. Commitments and Contingencies).

Joint Ventures

In March 1995, D&PL and Monsanto formed D&M International, LLC to introduce cotton planting seed in international markets combining our acid delinting technology and elite germplasm (cottonseed varieties) with Monsanto's Bollgard and Roundup Ready gene technologies. In May 2002, Pharmacia activated a cross purchase provision in the operating agreement for D&M International, LLC, and we elected to have D&M International, LLC redeem Pharmacia's 50% interest in D&M International, LLC. As a result of the redemption of Pharmacia's interest, we now own 100% of D&M International, LLC.

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

In November 1998, D&M International, LLC and Maeda Administracao e Participacoes Ltda, an affiliate of Agropem - Agro Pecuria Maeda S.A., formed a joint venture in Minas Gerais, Brazil. The joint venture, MDM Sementes De Algodao, Ltda. ("MDM") is 51% owned by D&M International, LLC and 49% owned by Maeda Agroindustrial S/A (formerly Maeda Administracao e Participacoes Ltda). MDM produces, conditions and sells our varieties of acid-delinted cotton planting seed. In 2000, MDM began selling our conventional cotton varieties. On March 17, 2005, the Brazilian government announced approval of the Bollgard trait for sale in cotton. We have received approval to commercialize one Bollgard cottonseed variety and sold limited quantities for seed production purposes in 2006. MDM will introduce transgenic cottonseed varieties containing the Roundup Ready gene technology in the Brazilian market as soon as all required government approvals are obtained. Monsanto is responsible for obtaining and maintaining government approvals for Bollgard and Roundup Ready traits.

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

In May 2002, we established DeltaMax Cotton, LLC ("DeltaMax"), a limited liability company jointly owned with Verdia, Inc. ("Verdia"), which was purchased by DuPont's subsidiary Pioneer Hi-Bred International, Inc. ("Pioneer") on July 2, 2004. DeltaMax was formed to create, develop and commercialize value-enhancing traits for the cottonseed market that will complement and/or compete with traits available today. It is currently focusing on herbicide-tolerance and insect-resistance strategies for use in cotton. Commercialization of new traits developed by this venture is not expected until 2011 at the earliest. DeltaMax will contract research and development activities to Pioneer, third parties and D&PL when appropriate, and license its products to D&PL and potentially to others. D&PL and Verdia each own 50% of DeltaMax.

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

D&PL Semillas Ltda., our wholly-owned subsidiary, maintains a winter nursery and foundation seed operation in Canas, Costa Rica and has a delinting plant there to process foundation seed for export to the United States. Multiple winter nursery locations are used to manage seed production risks. The use of winter nurseries and seed production programs such as these may accelerate the introduction of new varieties because we can raise at least two crops per year by taking advantage of the growing season.

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

In September 2004, we established D&PL India Seed Private Ltd. ("Deltapine India"), a wholly owned subsidiary. Deltapine India was formed to breed, test, produce, market and sell agricultural seeds and services in India.

In December 2005, we acquired Vikki's Agrotech Pvt. Ltd. ("Vikki's), an Indian cottonseed company, through our wholly-owned Mauritian entity, D&PL Mauritius Ltd. Vikki's has licenses to Monsanto's Bollgard and Bollgard II technologies for India as well as rights to commercialize Bt genes from other another party. Vikki's commercialized Bollgard hybrids in small quantities in India in 2006.

Employees

As of October 31, 2006, we employed a total of 533 full-time employees worldwide, excluding approximately 127 employees of joint ventures. Due to the nature of our business, we utilize seasonal employees in our delinting plants and our research and foundation seed programs. The maximum number of seasonal employees approximates 175 and typically occurs in October and November of each year. We consider our employee relations to be good.

Biotechnology

Insect Resistance for Cotton

Monsanto Company
Collaborative biotechnology licensing agreements, which were executed with Monsanto in March 1992 and subsequently revised in April 1993, October 1993, February 1996, December 1999, January 2000, March 2003 and August 2006, provide for the commercialization of Monsanto's Bollgard ("Bacillus thuringiensis" or "Bt") gene technology in our varieties in the United States. The selected Bt gene is from a bacterium found naturally in soil and produces proteins toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. Monsanto created a transgenic cotton plant by inserting Bt genes into cotton plant tissue. The resulting transgenic plant tissue is lethal to certain lepidopteran larvae that consume it. The gene and related technology were patented or licensed from others by Monsanto and were licensed to us for use under the trade name Bollgard. In our primary markets, the cost of insecticides is a major expenditure for many cotton growers. The insect resistant capabilities of transgenic cotton containing the Bollgard gene may reduce the amount of insecticide required to be applied by cotton growers using planting seed containing the Bollgard gene. In October 1995, the United States Environmental Protection Agency ("EPA") completed its initial registration of the Bollgard gene technology. In 1996, we sold commercially for the first time two Deltapine varieties, which contained the Bollgard gene, in accordance with the terms of the Bollgard Gene License and Seed Services Agreement (the

"Bollgard Agreement") among D&PL, Monsanto and D&M Partners. This initial EPA registration had been set to expire on January 1, 2001, but was extended, initially through 2006, and more recently through 2009. Monsanto is responsible for obtaining and maintaining regulatory approvals for Bollgard.

Pursuant to the terms of the Bollgard Agreement, farmers must buy a limited use sublicense for the technology from D&M Partners, a partnership owned 90% by D&PL and 10% by Monsanto, in order to purchase seed containing the Bollgard gene technology. Monsanto determines the licensing fee growers pay for use of Bollgard technology. Growers may receive discounts and/or rebates of licensing fees under certain crop destruct, crop replant and other programs. D&M Partners contracts the billing and collection activities for Bollgard and Roundup Ready licensing fees to Monsanto. The distributor/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee, presently approximately 13%. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 71% of the net sublicense fees (technology sublicensing fees less certain distributor/dealer payments), and we receive the remainder of net sublicense revenue for our services. The expiration date of the Bollgard Agreement is determined by the last to expire of the patent rights licensed under that agreement. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), the expiration date of the Bollgard Agreement will be June 13, 2012, the date the last of the presently issued patents will expire. This date may be extended in the event additional relevant patents issue that have expiration dates later than June 13, 2012.

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

In December 2000, D&PL and Monsanto executed the Bollgard II Gene License and Seed Services Agreement (the "Bollgard II Agreement") for Monsanto's subsequent insect resistance product. The Bollgard II Agreement contains essentially the same terms as the Bollgard Agreement. On December 23, 2002, Monsanto announced that it had received United States regulatory clearance for Bollgard II, which would have expired after the 2006 crop year, but was recently granted a non-expiring re-registration by the EPA. Monsanto is responsible for obtaining and maintaining regulatory approvals for Bollgard II. We have commercialized limited quantities of our Bollgard II cotton varieties in the United States beginning in fiscal 2003. The expiration date of the Bollgard II Agreement is determined by the last to expire of the patent rights licensed under that Agreement. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), the expiration date of the Bollgard II Agreement will be November 4, 2018, the date the last of the presently issued patents will expire. This date may be extended in the event additional relevant patents issue that have expiration dates later than November 4, 2018.

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

In the event that Monsanto acquires us, we or our successor are obligated within 30 days after such change in control of us (i)to pay Syngenta $50 million and
(ii)to make an election whether (a) to continue the VipCot Gene Licenses and to make the installment payments of the license purchase price as they come due or
(b) terminate the VipCot Gene Licenses. If we or our successor elects to terminate the VipCot Gene Licenses, we must make an additional lump-sum payment to Syngenta equal to the license purchase payments otherwise due over the next 18 months (which at present would be $3.2 million) plus reimburse Syngenta for the incurred and irrevocably committed costs of obtaining and maintaining certain governmental approvals (which at present would be an insignificant amount). If upon a change in control to Monsanto, we or our successor elects not to terminate the VipCot Gene Licenses, the installment payments of the license purchase price will be payable as scheduled (which at present would total $12.4 through October 15, 2010), subject to a one-time option in February 2008 to terminate the VipCot Gene Licenses, thereby canceling subsequent installment payments of the license purchase price and obtaining a refund from Syngenta of $14 million.

Dow AgroSciences
In January 2003, we announced a collaboration agreement with Dow AgroSciences LLC ("DAS") under which we would develop, test and evaluate elite cotton varieties containing DAS insect resistance traits. We continue to work with DAS insect resistant traits. On October 4, 2004, DAS announced it had received full EPA registration for its WideStrikeTM Insect Protection technology and would introduce products from its subsidiary in 2005. We may commercialize varieties containing DAS insect resistance technology if we reach a commercialization agreement. To date, no such agreement has been reached. The collaboration agreement currently expires December 31, 2006.

Herbicide Tolerance for Cotton

Monsanto Company
In February 1996, D&PL, Monsanto and D&M Partners executed the Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement"), which provides for the commercialization of Roundup Ready cottonseed. Pursuant to the collaborative biotechnology licensing agreements executed in 1996 and amended in July 1996, December 1999, January 2000, March 2003 and August 2006, we have also developed transgenic cotton varieties that are tolerant to Roundup(R), a glyphosate-based herbicide sold by Monsanto. In 1996, such Roundup Ready plants were approved by the Food and Drug Administration, the USDA, and the EPA. The Roundup Ready Agreement grants a license to D&PL and certain of our affiliates the right in the United States to sell cottonseed of our varieties that contain Monsanto's Roundup Ready gene. The Roundup Ready gene makes cotton plants tolerant to contact with Roundup herbicide applications made during a finite early season growth period. Similar to the Bollgard Agreement, farmers must execute limited use sublicenses in order to purchase seed containing the Roundup Ready gene. Monsanto determines the licensing fee growers pay for use of Roundup Ready technology. Growers may receive discounts and/or rebates of licensing fees under certain crop destruct, crop replant and other programs. The distributors/dealers who coordinate the farmer licensing process receive a portion of the technology sublicensing fee, presently approximately 13%. After the dealers and distributors are compensated, D&M Partners pays Monsanto a royalty equal to 70% of the net sublicense fees (technology sublicensing fees less certain distributor/dealer payments), and we receive the remainder of net sublicense revenue for our services. The expiration date of the Roundup Ready Agreement is determined by the last to expire of the patent rights licensed under that agreement. On that basis (unless we terminate sooner, as is permitted after October 11, 2008), the expiration date of the Roundup Ready Agreement will be April 18, 2017, the date the last of the presently issued patents will expire. This date may be extended in the event additional relevant patents issue that have expiration dates later than April 18, 2017.

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

On March 15, 2005, Monsanto announced it had obtained United States regulatory clearance for Roundup Ready Flex technology. We began full commercial introduction of varieties containing the Roundup Ready Flex technology in 2006.

DuPont, Pioneer and Verdia
On  June 30,  2006,  we acquired  non-exclusive  licenses  from E. I.
duPont de Nemours & Company ("DuPont") and DuPont's affiliates, Pioneer Hi-Bred International, Inc. ("Pioneer") and Verdia, Inc. ("Verdia"), for the Optimum(TM) GAT(TM) trait in cotton. The licenses contain certain restrictions on commercialization, including, but not limited to, receipt of certain regulatory approvals. The Optimum GAT trait, developed by DuPont, makes plants tolerant to both glyphosate and ALS herbicides, including sulfonylurea herbicides.

The Optimum GAT trait for cotton license is on a worldwide, royalty-bearing basis through DeltaMax Cotton, LLC ("DeltaMax"), a limited liability company jointly-owned by us and Verdia. The costs of research, development and regulatory approvals for the Optimum GAT trait in cotton are borne by DuPont, Pioneer and/or Verdia. We expect to commercialize the Optimum
GAT trait in our cotton varieties in 2011 or thereafter depending on when developmental and regulatory timelines are met. After deduction of distributor commissions, incentives and other customary marketing expenses, we will receive the same royalty fee revenue as previously established for other traits developed by DeltaMax.

We, Pioneer and Verdia are responsible for obtaining intellectual property rights required for the use of the Optimum GAT trait in cotton and for defense of any claims of patent infringement. Expenses of accessing third party patents are borne solely by DuPont for patents issued before the delivery of the Optimum GAT trait to DeltaMax and by DeltaMax with respect to any third party patents that may be issued thereafter.

Our licenses from DeltaMax for the Optimum GAT trait survive a change of control of our business, provided that upon acquisition of control of us by Monsanto, Verdia would have the right to terminate the DeltaMax collaboration agreement and to obtain a refund, with interest, of the capital contributions Verdia has made to DeltaMax, plus additional payments with respect to traits under development by DeltaMax based on their then stage of development at the time of the change in control. At present, the amount due to Verdia upon acquisition of control of us by Monsanto and assuming that Verdia terminated the collaboration would be approximately $15 to $25 million depending on various factors. In certain circumstances, both we and Verdia would then have rights to non-exclusive worldwide licenses to all traits developed or under development by DeltaMax, subject, in each case, to payment of a royalty equal to 15% of the net technology fee revenue to the opposite party.

D&PL made a payment of $20.5 million to DuPont in connection with this transaction (including the acquisition of certain soybean licenses, as discussed below).

Cotton Technology Licenses for Countries Outside the United States

In February 1996, D&PL and Monsanto executed an Option Agreement (subsequently amended in December 1999) which provides us with option rights for an exclusive license for Monsanto's Bollgard and other genes active against lepidopteran insects in each country outside the United States where Monsanto commercializes such genes in cotton (except for Australia where we have an option for a non-exclusive license to such genes and India where we have no option rights to such genes), option rights to non-exclusive licenses to Roundup Ready genes in cotton in all countries outside the United States, and option rights to non-exclusive licenses for all countries (except India) for any gene that may be commercialized by Monsanto that enhances the fiber characteristics of cotton. The terms of such licenses must be offered and negotiated in good faith. All such licenses that are non-exclusive must provide us most favored licensee status. The Option Agreement remains in effect so long as the Bollgard Agreement and Roundup Ready Agreement for the United States remain in effect. Pursuant to the Option Agreement, Monsanto and D&PL (or D&PL's affiliates or joint venture companies) have entered into exclusive Bollgard licenses for seven countries (Argentina, Brazil, China, Colombia, Mexico, South Africa, and Thailand) outside the United States and a non-exclusive license for lepidopteran active genes for Australia, as well as non-exclusive Roundup Ready licenses for five countries (Argentina, Australia, Brazil, Colombia and South Africa) outside the United States. In December 2005, we acquired ownership of Vikki's Agrotech Ltd., an Indian company which is sublicensed by Mahyco Monsanto Biotech Ltd., an Indian affiliate of Monsanto, to develop, produce and sell hybrid cotton planting seed containing Bollgard and Bollgard II in the Republic of India.

Herbicide Tolerance for Soybeans

Monsanto Company
Effective September 1, 2001, D&PL and Monsanto executed a new Roundup Ready Soybean License and Seed Services Agreement (the "Roundup Ready Soybean Agreement") for 2001 and future years, replacing an earlier agreement. The Roundup Ready Soybean Agreement grants a non-exclusive license to D&PL to produce and to sell in the United States soybean seed containing Monsanto's Roundup Ready gene. The Roundup Ready gene makes soybean plants tolerant to contact with Roundup herbicide applications when used in accordance with product instructions. Similar to the Bollgard Agreement and the Roundup Ready Agreement for cotton, farmers must execute limited use sublicenses in order to purchase soybean seed containing the Roundup Ready gene. The royalty charged to the seed partners, including D&PL, is set annually by Monsanto. We receive a portion of the royalty for our services under the Roundup Ready Soybean Agreement and may receive additional incentives based on a separate licensee incentive agreement. We have the right to terminate the Roundup Ready Soybean Agreement at our option upon 90 days notice to Monsanto; Monsanto may terminate the agreement only for cause. Unless terminated sooner, the Roundup Ready Soybean Agreement will expire December 31, 2012.

DuPont/Pioneer
In addition to the license for Optimum GAT in cotton, Pioneer granted us non-exclusive, royalty bearing licenses to commercialize the Optimum GAT trait in soybeans in the country-regionplaceUnited States and to commercialize certain Pioneer soybean germplasm containing Optimum GAT genes. Pioneer has the right to terminate our license to Pioneer soybean germplasm upon a change in control of us to Monsanto. We also acquired the right to use Pioneer's Optimum GAT soybean event for research and development purposes in order to develop new Deltapine soybean seed varieties. The royalty due from us for use of the Optimum GAT trait in soybeans is to be set annually by Pioneer but will not be greater than royalty owed by certain other Pioneer licensees for use of the Optimum GAT trait in soybeans. We expect to commercialize Optimum GAT soybeans in 2010 or thereafter, depending on regulatory approval and development timelines being met.

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

Transformation, Enabling and Other Technologies

In March 1998, D&PL and the United States of America, as represented by the Secretary of Agriculture (USDA) were granted United States Patent No. 5,723,765, entitled "Control Of Plant Gene Expression". Subsequently, two other patents (United States Patent Nos. 5,925,808 and 5,977,441) were granted under the same title. These patents for the Technology Protection System resulted from a concept developed by research scientists employed by both D&PL and the United States Department of Agriculture's Agricultural Research Service ("USDA-ARS"). The patents broadly cover all species of plants and seed, both transgenic and conventional, for a system designed to allow control of progeny seed viability without harming the crop. One application of the technology could be to control unauthorized planting of seed of proprietary varieties (sometimes called "brown bagging") by making such a practice non-economic since unauthorized saved seed will not germinate, and, therefore, would be useless for planting. Another application of the technology would be to prevent the unlikely possibility of transfer of transgenes, through pollen, to closely related species of plants. These patents have the prospect of opening significant worldwide seed markets to the sale of transgenic technology in varietal crops in which crop seed currently is saved and used in subsequent seasons as planting seed. D&PL and the USDA executed a commercialization agreement on July 6, 2001, for this technology giving us the exclusive right to market this technology. Once developed, we intend licensing of this technology to be widely available to other seed companies.

In July 1999, United States Patent No. 5,929,300, entitled "Pollen Based Transformation System Using Solid Media," was issued to the United States of America as represented by the Secretary of Agriculture (USDA). This patent covers transformation of plants. The patent for the Pollen Transformation System resulted from a research program conducted pursuant to a Cooperative Research and Development Agreement between D&PL and the USDA-ARS in Lubbock, Texas. D&PL and the USDA executed on December 18, 2000, a commercialization agreement, providing us exclusive rights to market this technology to third parties, subject to certain rights reserved to the USDA. We believe this transformation method uses techniques and plant parts that are not covered by currently issued plant transformation United States patents held by others. It is a method which should be more efficient and effective than many other plant transformation techniques currently available. This patent and the marketing rights apply to all plant species on which this method of transformation is effective.

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

Commercial Seed

The following table presents the number of commercial cottonseed and soybean seed varieties we sold in the years ended August 31, 2006 and 2005:

                                                2006                   2005
                                            --------------       ---------------
Cotton
     Conventional                                      7                    11
     Bollgard                                          1                     2
     Roundup Ready                                    12                    14
     Roundup Ready Flex                                5                     1
     Bollgard/Roundup Ready                           12                    15
     Bollgard II/Roundup Ready                         2                     2
     Bollgard II/Roundup Ready Flex                    5                     2
                                            --------------       ---------------
                                                      44                    47
                                            ==============       ===============
Soybeans
     Conventional                                      1                     1
     Roundup Ready                                    19                    18
     STS                                               2                     2
     Roundup Ready/STS                                 5                     2
                                          ---------------       ---------------
                                                      27                    23
                                          ===============       ===============

In addition to the varieties indicated above, we have many experimental cotton and soybean varieties in late stage development prior to commercialization. We also have experimental cotton hybrids that are being developed for certain cotton markets in the world (primarily China and India).

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

Although cotton is generally varietal and, therefore, can be grown from seed of parent plants saved by the growers, most farmers in our primary domestic market purchase seed from commercial sources each season because cottonseed requires delinting prior to seed treatment with crop protection products in order to be sown by modern planting equipment. Delinting and conditioning may be done either by a seed company on its proprietary seed or by independent delinters for farmers. Modern cotton farmers in upland picker areas generally recognize the greater assurance of genetic purity, quality and convenience that professionally grown and conditioned seed offers compared to seed they might save. Additionally, United States patent laws make unlawful any unauthorized planting of seed containing patented technology, such as Bollgard, Bollgard II, Roundup Ready, and Roundup Ready Flex, saved from prior crops. In addition, we have patented many of our cotton varieties which makes unauthorized planting or use of such varieties unlawful.

We farm approximately 5,600 acres globally, primarily for research purposes and for production of cotton and soybean foundation seed. Additionally, we have annual agreements with various growers to produce seed for cotton and soybeans. The growers plant parent seed purchased from us and follow quality assurance procedures required for seed production. If the grower adheres to our established quality assurance standards throughout the growing season and if the seed meets our standards upon harvest, we may be obligated to purchase specified minimum quantities of seed, usually in our first and second fiscal quarters, at prices equal to the commodity market price of the seed plus a grower premium. We then condition the seed for sale.

The majority of our sales are made from late in our second quarter through the end of our third quarter. Varying climatic conditions can change the quarter in which seed is delivered, thereby shifting sales and our earnings between quarters. Thus, seed production, distribution and sales are seasonal and interim results will not necessarily be indicative of our results for a fiscal year.

Revenues from domestic seed sales are recognized when the seed is shipped. Revenues from Bollgard, Bollgard II, Roundup Ready, and Roundup Ready Flex licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard, Bollgard II, Roundup Ready, and Roundup Ready Flex cottonseed are based on pre-established planting rates for nine geographic regions.

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

Domestically, we promote our cotton and soybean seed directly to farmers and sell our seed through distributors and dealers. All of our domestic seed products (including those containing Bollgard, Bollgard II, Roundup Ready, and Roundup Ready Flex technologies) are subject to return and credit risk, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during our third and fourth quarters. We provide for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to our operating results are recorded when such differences become known, typically in our fourth quarter. All significant returns occur and are accounted for by fiscal year end. We also offer various sales incentive programs for seed and participate in such programs related to the Bollgard, Bollgard II, Roundup Ready, and Roundup Ready Flex technology fees offered by Monsanto. Under these programs, if a farmer plants his seed and the crop is lost (usually due to inclement weather) by a certain date, a portion of the price of the seed and technology fees are forgiven or rebated to the farmer if certain conditions are met. The amount of the refund and the impact to us depends on a number of factors including whether the farmer can replant the crop that was destroyed. We record monthly estimates to account for these programs. The majority of program rebates occur during our second, third, and fourth quarters. Essentially all material claims under these programs have occurred or are accounted for by our year end.

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

     Merger with Monsanto

     Our contemplated merger with Monsanto is subject to shareholder approval as well as approval by government agencies. The inability to complete this merger may have a material effect on D&PL. However, such effect cannot be known at this time.

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

     Competition

     The planting seed market is highly competitive, and our products face competition from a number of seed companies, diversified crop protection product companies, agricultural biotechnology companies, governmental agencies and academic and scientific institutions. In addition, several of our distributors/customers have also entered the cotton planting seed business. These competitors launched in 2006 varieties containing the Bollgard II and Roundup Ready Flex technologies at the same time we launched those technologies in our varieties. A number of crop protection product and biotechnology companies have seed production and/or distribution capabilities to ensure market access for new seed products and new technologies that may compete with the Bollgard, Bollgard II, Roundup Ready and Roundup Ready Flex gene technologies of Monsanto, our principal licensor of such technology. Our seed products and technologies contained therein may encounter substantial competition from technological advances by others or products from new market entrants. Many of our competitors are, or are affiliated with, large diversified companies that have substantially greater resources than we have.

     Litigation and other legal matters

     We have initiated arbitration proceedings with Monsanto, the principal licensor of our cotton technologies concerning our rights to exclusive licenses to Monsanto's insect resistance technology in Brazil, Egypt and Burkina Faso. Each of these arbitration proceedings are currently stayed pending the approval and completion of the merger between us and Monsanto. If this merger should not be completed, the stay of these arbitration proceedings would be lifted. The result of these arbitrations, if adversely determined to us, could materially affect our future operations in these three countries. All other arbitration proceedings with Monsanto, including the arbitration in which Monsanto sought to terminate licenses between our companies, have been dismissed with prejudice, barring revival of the claims asserted in those proceedings.

     The litigation with Monsanto arising from Monsanto's failure to consummate the 1998 Merger Agreement (the "1998 Merger Litigation") has been stayed. This litigation will be terminated upon completion of the merger between our Company and Monsanto pursuant to the 2006 Merger Agreement or upon any termination by us or by Monsanto of the 2006 Merger Agreement without completion of the merger except in specific circumstances, in particular,
     (i) where our board of directors withdraws, modifies or changes its recommendation or approval of the 2006 Merger Agreement and, at that time, our board of directors has not received a written proposal or indication of interest from another person regarding an acquisition transaction, (ii) by Monsanto if we breach representations and warranties in a material respect and fail to cure within twenty days after Monsanto informs us in writing of the breach, (iii) where the merger has not been completed by the Outside Date (as defined in the Merger Agreement) and a material adverse change in our Company has occurred as of the effective date of termination or (iv) for reasons other than those specified in the 2006 Merger Agreement. Under these circumstances, the stay of the 1998 Merger Litigation will be lifted and we or Monsanto would be permitted to pursue any and all rights and remedies with respect to this litigation. Under these circumstances, the results of this litigation (and the process of litigating) may materially affect the results of our business. (See Part I, Item 3, of D&PL's Annual Report on Form 10-K for the year ended August 31, 2006.)

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

     Regulatory matters

     The publicity related to genetically modified organisms ("GMOs") or products made from plants that contain GMOs may have an effect on our sales in the future. In 2006, approximately 96% of our cottonseed that was sold in the United States contained one or more of Monsanto's Bollgard, Bollgard II, Roundup Ready and Roundup Ready Flex gene technologies, and 96% of our soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the concern of some customers and governmental entities over finished products that contain GMOs could impact demand for crops (and ultimately seed) raised from seed containing such traits. In addition, regulatory approvals for Monsanto's Bollgard and Bollgard II technologies expired in 2006. On July 7, 2006, Monsanto announced that the United States Environment Protection Agency had extended the registration of the Bollgard technology through the 2009 growing season. Also, Bollgard II has was recently granted a non-expiring re-registration by the EPA. Monsanto is responsible for obtaining and maintaining regulatory approvals for the technologies we license from them.

     International operating risks

     Due to the varying levels of agricultural and social development of the international markets in which we operate and because of factors within the particular international markets we target, international profitability and growth may be less stable and predictable than domestic profitability and growth. Furthermore, actions taken by the United States government, including that taken by the United States military, the wars in Iraq and Afghanistan, and conflicts between major cotton producing nations, may serve to further complicate our ability to execute our long range ex-United States business plans because those plans include future expansion into Uzbekistan, Pakistan and India. World health concerns about infectious diseases also affect the conduct of our international business.

     Subsidies and trade agreements

     Our farmer customers in many markets, including the United States, benefit from government subsidy programs. The Farm Security and Rural Investment Act of 2002 expires on January 1, 2007 (although the bill includes the 2007 cotton planting season), and future United States farm subsidy programs are uncertain. Various other countries, including Brazil, have challenged, and may continue to challenge, the appropriateness of United States farm subsidies through the World Trade Organization ("WTO") or other forums. In particular, the WTO has ruled in Brazil's favor in its challenge that certain United States subsidies violate the provisions of the WTO. It is not clear if, when, or to what extent, United States subsidies will be modified as a result of this ruling. However, in the event changes to subsidies are made, they may negatively impact United States farmers which could result in a decline in planted cotton acreage. Also, in WTO discussions in Hong Kong in late December 2005, United States negotiators committed to reduce cotton export subsidies (the "Step 2" program) in 2007, and to reduce overall agricultural export subsidies by 2013. United States farm programs, including government subsidies, and WTO rulings impacting such programs may materially affect the results of our business. In addition, the United States Congress, in an attempt to reduce the United States government's budget deficit, may also revise the farm subsidy program and/or its agricultural policy.

     Other

     Overall profitability will depend on the factors noted above, as well as worldwide commodity prices, our ability to successfully open new international markets, the technology partners' ability to obtain timely government approval (and maintain such approval) for existing and for additional biotechnology products on which they and us are working, the terms of such government approvals, our technology partners' ability to successfully defend challenges to proprietary technologies licensed to us and our ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to successfully complete these projects may affect future profitability. In addition, earnings forecasts do not consider the impact of potential transactions, their related accounting and other factors, that may be under consideration by the Company, but have not yet been completed or their effect determined at the date of a particular filing.

ITEM 2.   PROPERTIES

We maintain facilities primarily used for research, delinting, conditioning, storage and distribution. Our world headquarters is located in Scott, Mississippi. This location is used for corporate offices, quality assurance, research and development, sales and marketing, seed production, and cottonseed delinting, conditioning and storage.

Our other owned cottonseed delinting, conditioning and storage facilities in the United States are in: Eloy, Arizona; Hollandale and Indianola, Mississippi; and Aiken, Texas. We have additional leased storage facilities in Lubbock, Texas and Greenville, Mississippi and own an additional storage facility in Lubbock, Texas. We own a soybean processing plant in Harrisburg, Arkansas. We also own cottonseed delinting facilities in Narromine, New South Wales, Australia; Groblersdal, South Africa; Canas, Costa Rica; Shijiazhuang, Hebei, China (through a Chinese joint venture); Hefei City, Anhui, China (through a Chinese joint venture); and Avia Terai, Chaco, Argentina (through an Argentine joint venture). We have an additional leased storage facility in Adana, Turkey. We also own a facility in Tunica, Mississippi that is not currently in use.

Our plant breeders conduct research at eight company-owned facilities in the United States. We also own research facilities in Australia, Brazil and India and lease additional research facilities in Brazil, Greece and India. In connection with our foundation seed program, we lease land in the United States, Argentina, Australia, Brazil, China, Costa Rica, South Africa, and Turkey.

All owned properties are free of encumbrances. We also may lease warehouse space in other locations. We believe that all of our facilities, including our conditioning, storage and research facilities, are well maintained and generally adequate to meet our needs for the foreseeable future. (See "Liquidity and Capital Resources" in Item 7).

PRINCIPAL COMPANY LOCATIONS, AFFILIATES AND SUBSIDIARIES:

World Headquarters                        Operations Facilities
------------------                        ---------------------
Scott, Mississippi, USA                   Scott, Mississippi, USA
                                          Hollandale, Mississippi, USA
Research Centers                          Indianola, Mississippi, USA
----------------                          Eloy, Arizona, USA
Scott, Mississippi, USA                   Harrisburg, Arkansas, USA
Winterville, Mississippi, USA             Aiken, Texas, USA
Maricopa, Arizona, USA                    Lubbock, Texas, USA
Tifton, Georgia, USA                      Avia Terai, Chaco, Argentina
Hartsville, South Carolina, USA           Narromine, New South Wales, Australia
Hale Center, Texas, USA                   Canas, Costa Rica
Haskell, Texas, USA                       Hefei City, Anhui, People's Republic of China
Lubbock, Texas, USA                       Shijiazhuang, Hebei, People's Republic of China
Narrabri, New South Wales, Australia      Groblersdal, South Africa
Uberlandia, Minas Gerais, Brazil          Adana, Turkey
Canas, Costa Rica
Larissa, Greece
Hyderabad, India                          Foreign Offices
Aurangabad, India                         ---------------
Abohar, India                             Narrabri, New South Wales, Australia
                                          Uberlandia, Minas Gerais, Brazil
                                          Canas, Costa Rica
                                          Thessaloniki, Greece
                                          Mexicali, Mexico
                                          Mexico City, Mexico
                                          Wassenaar, The Netherlands
                                          Beijing, People's Republic of China
                                          Groblersdal, South Africa
                                          Seville, Spain
                                          Izmir, Turkey
                                          Adana, Turkey
                                          Hyderabad, India


ITEM 3.  LEGAL PROCEEDINGS

The following sets forth all known pending litigation in which D&PL is named as a defendant and a description of other legal matters other than two auto accidents for which the Company maintains third-party insurance.

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

D&PL was named in two lawsuits filed in the Circuit Court of Holmes County, Mississippi. One was filed March 14, 2002, and the second was filed on August 19, 2002. Both cases include numerous plaintiffs who allege that certain cottonseed sold by D&PL was improperly mixed and blended and failed to perform as advertised. On December 14, 2004, an Order was entered in the March 14, 2002 case severing the individual claims of the fifty-seven original plaintiffs into fifty-seven separate actions. Fourteen of the fifty-seven cases will remain in Holmes County, Mississippi. The venue to which the other cases will be transferred has not yet been determined. On January 24, 2005, the Supreme Court of the State of Mississippi granted D&PL's interlocutory appeal of the trial court's denial of D&PL's motion to dismiss the claims of seven plaintiffs for failure to comply with the Mississippi Seed Arbitration Act. On April 20, 2006, the Supreme Court denied D&PL's Interlocutory Appeal and returned these cases to the trial court for further proceedings. Motions are now pending in the August 19, 2002 case identical to those filed in the March 14, 2002 case. It is anticipated that the trial court will withhold ruling on those motions until such time as the Mississippi Supreme Court decides the interlocutory appeal of the March 14, 2002 case. Neither of these lawsuits alleges that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the terms of any of the gene licenses with Monsanto.

In December 2002, D&PL filed a suit in the Circuit Court of Holmes County, Mississippi, against Nationwide Agribusiness and other insurance companies seeking a declaration that the allegations of the Holmes County, Mississippi lawsuit filed March 14, 2002, are covered by D&PL's comprehensive general liability and umbrella liability policies. This case was removed by the defendants to the United States District Court for the Southern District of Mississippi. In this litigation, D&PL seeks a declaration that its insurers are responsible for the cost of defending such actions, and full indemnification of D&PL in the event a judgment is rendered against it based upon the seed mix claim alleged by plaintiffs. D&PL alleges in this litigation that the allegations of plaintiffs' complaint are covered by one or more of D&PL's insurance policies issued by the defendant insurance companies. On March 31, 2006, the District Judge entered an Order Denying D&PL's Summary Judgment Motion and Granting Nationwide's Summary Judgment Motion. On April 26, 2006, D&PL filed a Notice of Appeal of the District Court's decision to the United States District Court of Appeals for the 5th Circuit. On September 21, 2006, D&PL filed the Appellant's Brief in this matter. It is anticipated that the briefing process and final conclusion will take six to nine months.

In connection with the August 19, 2002, Holmes County lawsuit, D&PL has filed a third party Complaint against Nationwide Agribusiness and other insurers alleging they are responsible for the cost of defending the action and for full indemnification of D&PL in the event a Judgment is entered against it. The third party defendants removed this case to the United States District Court for the Southern District of Mississippi, but on September 28, 2004, the case was remanded to Holmes County, Mississippi where it remains pending.

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

Since July 2003, D&PL and Monsanto have been involved in alternative dispute resolution proceedings and arbitration pertaining to matters under, among other agreements, the Bollgard and Roundup Ready Licenses for the United States. On August 14, 2006, Monsanto, D&PL and D&M Partners entered into an Arbitration Settlement Agreement under which certain provisions in the Bollgard and Roundup Ready Licenses and the Marketing Services Agreement were amended to resolve issues in dispute and all claims and counterclaims alleged in this arbitration (including Monsanto's claims to terminate the license rights of D&PL and D&M Partners) were released and dismissed with prejudice. No monetary payments were required from any of Monsanto, D&PL or D&M Partners for the settlement.

On February 17, 2006, D&PL initiated a dispute resolution proceeding under the 1996 Option Agreement and the 2002 Bollgard Gene License on the issue of whether Monsanto's implementation of a farmer licensing system for the Bollgard gene technology in Brazil violates D&PL's and its local affiliate's rights to an exclusive license to develop, produce and sell Bollgard planting seed in Brazil. On March 27, 2006, D&PL submitted this issue to arbitration before the American Arbitration Association ("AAA"). As part of this arbitration, D&PL sought to enjoin Monsanto's implementation of its farmer licensing system and is seeking damages incurred by D&PL and its affiliates. In July 2006, the Arbitration Panel denied a preliminary injunction without prejudice to granting a permanent injunction upon final hearing. On August 14, 2006, Monsanto and D&PL entered into an agreement under which further proceedings in this arbitration are stayed pending the proposed merger between Monsanto and D&PL and/or a mutually agreed resolution of this dispute, provided that net technology fees collected under the farmer licensing system during the period of stay will be divided between Monsanto and its affiliates and D&PL and its affiliates in a ratio of 56%/44%, respectively. Pursuant to the settlement agreement, litigation by D&PL against Monsanto in New Castle County, Delaware, and by Monsanto against D&PL and its affiliates in St. Louis County, Missouri, related to this arbitration was dismissed with prejudice. MDM Sementes de Algodao Limitada, D&PL's affiliate in Brazil, is proceeding with a planned launch of sales of cotton seed containing Bollgard gene technology in Brazil in the 2007 sales season.

On June 16, 2006, D&PL submitted to arbitration before the AAA the issues involving D&PL's rights to exclusive rights to Bollgard technology in two additional Ex-United States countries and D&PL's rights to more favorable license terms under its United States Bollgard and Bollgard II Licenses. Pursuant to settlement agreements entered into on August 14, 2006, the arbitration with respect to the exclusive licenses in the two Ex-United States countries and a dispute resolution proceeding involving the confidentiality provisions of the Bollgard and Roundup Ready Licenses were stayed pending the merger between Monsanto and D&PL. The arbitration of the issue involving most favored licensee provisions was dismissed with prejudice.

On February 28, 2006, D&PL filed suit in the Circuit Court of Dunklin County, Missouri, seeking to recover Soybean Seed Services Fees in the amount of approximately $2.2 million which Monsanto had refused to pay D&PL with respect to soybean seed containing Monsanto's Roundup Ready technology sold by D&PL during the 2005 planting season. The suit also sought a declaratory judgment that D&PL's payments of royalties under its Roundup Ready Soybean License have been correctly calculated and paid during the years 2002 to 2005. Pursuant to a settlement agreement entered into August 14, 2006, Monsanto paid D&PL the $2.2 million in dispute; payments under the Roundup Ready Soybean License for the 2006 growing season were made under the existing terms of that license; for the 2007 and subsequent growing seasons, this license was amended with respect to payments of royalties on seed sold for replanting; and this litigation was dismissed with prejudice.

In January 2001, Sure Grow Seed Inc. ("Sure Grow"), an indirect subsidiary of D&PL, gave notice to Ozbugday Tarim Isletmeleri ve Tohumculuk A.S. ("OTIT"), a Turkish seed company, of termination (effective at the end of the 2001 crop year) of OTIT's exclusive distributorship for cottonseed of Sure Grow varieties in the Republic of Turkey. OTIT refused to acknowledge the validity of this termination. In October 2002, Sure Grow and the Turkish Branch of Turk Deltapine, Inc. ("Turk Deltapine'"), D&PL's local affiliate in Turkey, commenced a civil action in a Turkish commercial court seeking an injunction against continued sales of Sure Grow varieties by OTIT. OTIT filed a counterclaim seeking an injunction against Turk Deltapine's marketing of seed of Sure Grow varieties in alleged violation of OTIT's exclusive distribution rights and monetary damages for lost profits in an amount to be determined. In May 2005, the Hatay 3rd Court of First Instance in which the case was then pending, reversing a prior advisory opinion, held that the law of the State of Alabama governs the termination of OTIT's distributorship and the January 2001 notice of termination was timely and effective. Consistent with this decision, the court rejected OTIT claims that Turk Deltapine has been involved in unfair competition against OTIT. The decision of the 3rd Court of First Instance was appealed by OTIT. In May 2006, the High Court of Appeals confirmed the decision of the Hatay 3rd Court of First Instance. OTIT has objected to the decision of the High Court of Appeals and requested a correction of the decision. Presently, the case is pending at the High Court of Appeals. Both OTIT and Turk Deltapine have continued to distribute cotton planting seed of Sure Grow varieties in Turkey.

In June 2004, D&PL filed an application with the Turkish Ministry of Agriculture to gain intellectual property protection of certain of D&PL's proprietary cotton varieties under Turkey's new law protecting breeders' rights for new plant varieties, which was enacted in January 2004. On November 3, 2004, the Ministry of Agriculture denied protection under Turkish law for all but one of these varieties. D&PL filed a petition in January 2005 in the Administrative Court of Ankara requesting a decision granting intellectual property protection of D&PL's varieties. In September 2006, the court ruled that the Ministry of Agriculture was correct to deny protection for these varieties. This decision has now been appealed by D&PL to the Presidency of Council of State, the applicable appellate tribunal.

A corporation owned by the son of D&PL's former Guatemalan distributor sued in 1989 asserting that D&PL violated an agreement with it by granting to another entity an exclusive license in certain areas of Central America and southern Mexico. The suit seeks damages of 5,292,459 Guatemalan quetzals (approximately $695,800 at October 31, 2006 exchange rates) and an injunction preventing D&PL from distributing seed through any other licensee in that region. The Guatemalan court, where this action is proceeding, has twice declined to approve the injunction sought. D&PL continues to make seed available for sale in Central America and Mexico.

On February 7, 2006, Product Services Company and Ted Dickerson (collectively "Product Services") filed suit in the Circuit Court of Hinds County, Mississippi against D&PL and International Paper Company ("IP") alleging that D&PL wrongfully terminated an agreement under which D&PL delivered waste cotton seed to Product Services for incineration as an alternative fuel source at IP's paper mill. The suit alleges wrongful termination of contract, misappropriation of trade secrets, tortuous interference with contractual relations and related claims and seeks damages in an unspecified amount. D&PL believes the contract involved was appropriately terminated and that the claims asserted by Product Services are without merit. D&PL filed a response demanding that this suit be dismissed. IP has moved for a change of venue to another Mississippi county. D&PL joined in the motion for change of venue which is presently under consideration by the court.

D&PL vs. Monsanto Company and Pharmacia Corporation

On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the H-S-R Act effectively terminating Monsanto's efforts to gain government approval of the merger of Monsanto with D&PL under the May 8, 1998, Merger Agreement (the "1998 Merger Agreement"). On December 30, 1999, D&PL filed suit (the "December 30 Suit") in the First Judicial District of Bolivar County, Mississippi, seeking, among other things, the payment of the $81 million termination fee due pursuant to the 1998 Merger Agreement, compensatory damages and punitive damages. On January 2, 2000, D&PL and Monsanto reached an agreement whereby D&PL would withdraw the December 30 Suit without prejudice for the purpose of negotiating a settlement of D&PL's claims, and Monsanto would immediately pay the $81 million. On January 3, 2000, Monsanto paid to D&PL the termination fee of $81 million as required by the 1998 Merger Agreement. On January 18, 2000, after unsuccessful negotiations, D&PL re-filed its suit (the "1998 Merger Litigation"). D&PL seeks in excess of $1 billion in compensatory and $1 billion in punitive damages for breach of the 1998 Merger Agreement.

On September 12, 2003, Monsanto amended its answer to include four counterclaims against D&PL. Monsanto is seeking an unspecified amount of damages for its counterclaims, including the $81 million paid by Monsanto to D&PL as a termination fee and related expenses. D&PL answered the counterclaims, denying all liability. On December 21, 2004, Monsanto filed a motion to amend its answer to withdraw two of its four counterclaims. On February 17, 2005, D&PL filed a motion with the trial court to amend its complaint to add a claim against Monsanto for fraudulently inducing D&PL to extend the deadline to complete the merger with Monsanto. The Mississippi Supreme Court has stayed the proceedings in this case pending the resolution of two interlocutory appeals filed by D&PL.

Pursuant to the Merger Agreement between Monsanto, Monsanto Sub, Inc. and D&PL, entered into on August 14, 2006, (the "2006 Merger Agreement") Monsanto and D&PL have agreed to take steps necessary to stay the 1998 Merger Litigation for a period of up to twelve months. On August 27, 2006, the Mississippi Supreme Court entered an Order staying proceedings in the 1998 Merger Litigation through February 27, 2007. The 2006 Merger Agreement provides the 1998 Merger Litigation will be dismissed with prejudice upon certain circumstances including (1) completion of the merger, (2) the merger is not completed by the Outside Date (as defined in the 2006 Merger Agreement) and certain regulatory approvals have not been obtained, or the completion of the merger is prevented by a law or order related to anti-trust or completion law, (3) Monsanto breaches any covenant or agreement in the 2006 Merger Agreement in a material respect and fails to cure upon notice, (4) D&PL's board of directors approves, or D&PL enters into, an acquisition transaction with a party other than Monsanto, or (5) D&PL breaches the covenants and agreements in the 2006 Merger Agreement in a material respect and fails to cure upon notice. (In the circumstances described in items (2) and (3), Monsanto is required to pay D&PL $600 million in cash.) In the following circumstances, the stay of the 1998 Merger Litigation will terminate and the parties may then pursue any and all rights in that litigation:
(1) D&PL's board of directors modifies or changes its recommendation or approval of the merger and at that time D&PL's board of directors has not received a proposal from a party other than Monsanto regarding an acquisition, (2) D&PL breaches its representations or warranties under the 2006 Merger Agreement and fails to cure upon notice, (3) the merger has not been completed by the Outside Date and there has been a material adverse change with respect to D&PL, or (4) the 2006 Merger Agreement is terminated by agreement of D&PL and Monsanto or for any reason other than as specified above.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol DLP. The range of closing prices for these shares for the last two fiscal years, as reported by the NYSE, was as follows:

Common Stock Data                                1st Qtr        2nd Qtr          3rd Qtr        4th Qtr
-----------------                              -----------    -----------     ------------    -----------


FYE August 31, 2006
Market Price Range - Low                          $23.40         $22.49           $25.78         $27.20
                   - High                          26.41          25.67            30.90          40.63

FYE August 31, 2005
Market Price Range - Low                          $25.22         $26.16           $24.76         $24.70
                   - High                          27.48          30.49            28.82          27.48

Dividends totaling $0.60 and $0.51 per share on common and preferred shares were paid in 2006 and 2005, respectively. The board of directors increased the dividend rate to $0.17 per share for the first quarter of 2007 and anticipates that quarterly dividends of $0.17 per share will continue to be paid in the future; however, the board of directors reviews this policy quarterly. Aggregate dividends paid on common shares in 2006 were $21.6 million and should approximate $24.8 million in 2007. Aggregate dividends paid on preferred shares in 2006 were $0.6 million and should approximate $0.7 million in 2007. Pursuant to the Merger Agreement executed with Monsanto, our board of directors is precluded from increasing the quarterly dividend rate above $0.17 per share.

On October 31, 2006, there were approximately 13,500 shareholders of our 36,457,476 outstanding common shares.

Equity Compensation Plan Information

The following table reflects the described information as of August 31, 2006:

                                        Number of securities
                                          to be issued upon              Weighted-average               Number of securities
                                             exercise of                  exercise price               remaining available for
                                        outstanding options,         of outstanding options,        future issuance under equity
          Plan category                  warrants and rights           warrants and rights                compensation plan
----------------------------------     ------------------------     ---------------------------     -----------------------------

Equity compensation plans
   approved by security holders:
         Stock Options                        2,720,067                      $ 23.49                         2,323,736
         Restricted Stock &
           Restricted Stock Units               109,951                            -                         1,923,866


Equity compensation plans not
   approved by security holders                       -                            -                                 -



Issuer Purchases of Equity Securities

On June 30, 2005, our board of directors authorized a new share repurchase program to buy up to an additional $50 million of the Company's common stock. During 2006, our repurchases were made via open market purchases. Pursuant to the Merger Agreement executed with Monsanto, we are precluded from future repurchases or issuances of our own shares except our board of directors has authorized the issuance of approximately 155,000 shares of Restricted Stock or Restricted Stock Units to our directors, officers and key employees in accordance with the provisions of the 2005 Omnibus Stock Plan. These shares of Restricted Stock and Restricted Stock Units, if issued, will vest over a three year period. However, at the effective time of the merger, those shares of Restricted Stock and Restricted Stock Units will become immediately vested and will be converted into the right to receive $42.00 per share in cash without interest and less any applicable withholding tax. If the merger does not close, these instruments will vest 40% on the first anniversary of their issuance, 30% on the second anniversary of their issuance and the remaining 30% on the third anniversary of their issuance.

The following table presents the number of shares purchased monthly under our stock repurchase program for the three-month period ended August 31, 2006:

                                                                                                              Approximate Dollar
                                                 Total                          Total Number of Shares       Value of Shares that
                                               Number of        Average          Purchased as Part of             May Yet Be
                                                Shares        Price Paid          Publicly Announced         Purchased Under the
                 Period                        Purchased       per Share                  Plan                       Plan
-----------------------------------------     ------------    ------------    --------------------------    -----------------------

June
(June 1, 2006 to June 30, 2006)                 86,900           $27.95                     86,900                 $   27,431,337
July
(July 1, 2006 to July 31, 2006)                    -               -                             -                             -
August
(August 1, 2006 to August 31, 2006)                -               -                             -                             -
                                              ------------                    --------------------------    -----------------------

Total                                           86,900           $27.95                     86,900                 $   27,431,337
                                              ============                    ==========================    =======================

There were no shares purchased in the quarter other than those authorized pursuant to the June 2005 stock repurchase plan.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS                         (In thousands, except per share amounts)
                                              As of and for the Years Ended August 31,
--------------------------------------------------------------------------------------------------------------------------
                                              2006            2005            2004             2003            2002
                                           -----------     ------------    ------------     -----------    -------------
Operating Results:
Net sales and licensing fees                 $417,633         $366,085        $312,765        $283,799         $259,509
Special charges and unusual
   items (1)                                        -                -               -            (962)               -
In-process research and development
   and related transaction costs (2)          (27,585)               -         (38,532)              -                -
Net income                                     20,219           42,557           5,316          27,805           30,339
Balance Sheet Summary:
Current assets                               $409,267         $356,679        $375,475        $355,261         $308,468
Current liabilities                           325,116          263,013         226,225         204,050          174,124
Working capital                                84,151           93,666         149,250         151,211          134,344
Total assets                                  506,254          439,184         457,023         431,552          383,142
Long-term debt                                  1,455            7,271          16,486           1,557            1,176
Stockholders' equity (3)                      174,656          164,023         209,726         217,107          202,207
Per Share Data:
Net income - Diluted                            $0.54            $1.08           $0.13           $0.70            $0.76
Book value                                       4.86             4.32            5.48            5.70             5.27
Cash dividends per common share                  0.60             0.51            0.46            0.27             0.20
Weighted-average number of shares
used in net income per share
calculation -
   Diluted                                     37,209           39,370          39,670          39,594           39,781

--------------------------------------------------------------------------------------------------------------------------
(1)  In 2003, we reported (a) a $0.6 million special charge for the closings of two United States locations and (b) a $0.4 million special charge for reductions in the number of employees at an international wholly-owned subsidiary and an international joint venture.

(2) In 2006, we recorded a $7.0 million charge for a write-off of acquired in-process research and development ("IPR&D") related to our May 15, 2006 acquisition of Syngenta's global cottonseed assets. Also in 2006, we recorded a $20.5 million charge for the write-off of acquired IPR&D related to our June 30, 2006 acquisition of technology licenses from DuPont to develop and commercialize DuPont's herbicide resistance technology in cottonseed and soybean seed. Transaction expenses related to these two items approximated $100,000. In 2004, we recorded a $38.5 million charge for the write-off of acquired IPR&D and related transaction expenses related to our August 24, 2004 acquisition of global licenses to develop and commercialize Syngenta's insect resistance technology in cottonseed.

(3) The decrease in Stockholder's equity over the five-year period presented above is the result of purchases of our own common stock that we have made under various stock repurchase plans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our 2006 revenues represented a record for the Company and is the third consecutive year that we have set such a record. These record revenues were driven by a 19% increase in sales in our domestic segment during 2006 over 2005. Domestic sales increases were driven by volume increases, higher unit sales of stacked gene products, higher trait fees due to trait fee price increases enacted by Monsanto, and the introduction of additional premium seed treatments, primarily the AVICTA(TM) Complete Pak from Syngenta. Since we recognize greater revenue and profitability from stacked gene products, our business has continued to benefit greatly from increased purchases of these products over cottonseed products containing either an insect-resistant trait or a herbicide-tolerant trait alone. We also saw an increase in sales of our higher value products, such as DP 555 BG/RR, DP 444 BG/RR and DP 445 BG/RR. For the second consecutive year, these products were the most widely planted cottonseed varieties, making up approximately one-third of all cotton acres planted in the United States, according to the USDA and Doane Marketing Research, Inc. According to a September 2006 USDA report, United States cotton plantings increased to 15.3 million acres in 2006, as compared to 14.2 million acres in 2005. Approximately one-half of this increase occurred in areas east of Texas while the other half occurred in Texas. Our volume increases were attributable to the areas east of Texas. However, the 2006 growing season was plagued by early season cool and wet conditions which gave way to record drought conditions across much of the cotton belt. These weather conditions attributed to record crop loss and replants by our farmer customers which adversely affects our profitability. Soybean seed sales and profitability for 2006 were slightly higher than 2005, primarily due to higher prices, offset by lower sales units and slightly higher costs.

International operations resulted in a loss from operations in 2006 due to decreased volumes in Brazil, Australia and Mexico as compared to the prior year. Lower cotton acreage led to the decline in Brazil, while competitive pressures negatively impacted our sales in Australia. Regulatory issues in Mexico delayed our ability to import transgenic seed, resulting in lost sales.

Strategic Transactions and Events

Merger with Monsanto. On August 14, 2006, we signed the 2006 Merger Agreement whereby Monsanto will acquire us for $42 per share of our common stock, for a total purchase price of approximately $1.5 billion in cash. Many of our strategic initiatives discussed below involve technology that may compete with that of Monsanto's depending on its performance. Until the merger is consummated we cannot predict what Monsanto's ultimate strategy will be with regards to competing technologies; nor can we predict what impact the pending merger will have on our relationships with our current strategic partners.

Acquisition of Syngenta's Global Cottonseed Assets. In May 2006, we purchased selected assets of Syngenta's global cottonseed business for $7.0 million, which was comprised of certain cottonseed germplasm in the United States, India and certain other countries and certain equipment and a sublease of buildings and land at Syngenta India Ltd.'s research farm at Aurangabad, India, and agreed to make employment offers to four employees of Syngenta India Ltd.'s cotton breeding program.

Syngenta retained rights to use two specific cotton lines for transgenic trait development. In addition to usual corporate warranties, Syngenta warranted (with specific exceptions) exclusive ownership and freedom to use the acquired products and the absence of transgenes not intended to be components of the acquired products.

See "Acquired In-Process Research and Development" located in this Item 7 for further discussion.

Acquisition of Technology Licenses from DuPont. On June 30, 2006, we acquired licenses from DuPont and DuPont's affiliates, Pioneer and Verdia, for the Optimum GAT trait in cotton and soybeans. The Optimum GAT trait, developed by DuPont, will provide farmers with expanded weed control options and help optimize yield. This herbicide tolerance technology makes plants tolerant to both glyphosate and ALS herbicides, including sulfonylurea herbicides. Previously, DuPont announced plans to commercialize Optimum GAT in Pioneer(R) brand corn and soybeans and also secured significant outlicense agreements. We and DuPont, through its Pioneer subsidiary, are partners in the DeltaMax joint venture, which was initially formed to develop and commercialize glyphosate-only tolerant cotton and insect resistant cotton. We paid $20.5 million in connection with this transaction. Technology fee sharing for the Optimum GAT technology is essentially consistent with the existing terms in the DeltaMax Collaboration agreement. We also reached an agreement to license soybean lines suitable for planting in the Southern soybean market through the involvement of GreenLeaf Genetics LLC.

For the year ended August 31, 2006, we recorded a charge of $20.5 million related to the write-off of acquired IPR&D and related transaction costs. These technologies have not yet reached technological feasibility and have no alternative future use. Accordingly, the amount paid for the licenses was expensed in the 2006 Consolidated Statement of Income on the acquisition date. See "Acquired In-Process Research and Development" located in this Item 7 for further discussion.

Acquisition of Technology Licenses from Syngenta. In August 2004, we announced the acquisition of global licenses to develop and commercialize innovative insect resistance technology in cotton from Syngenta Crop Protection AG ("Syngenta"). In addition, we obtained licenses to a wide range of other Syngenta enabling technologies that may be used to develop new products in both cottonseed and soybean seed. In return for these licenses, we agreed to pay Syngenta $46.8 million in installments due primarily through the first quarter of 2008. To date we have made $34.4 million of such payments (including a payment made in October 2006). A portion of the $46.8 million represents contingent payments. Once the licensed traits are commercialized, we will receive 70% of the net licensing revenues generated from these products. In the fall of 2005 we decided to focus our development efforts on a dual gene insect resistance system rather than a single gene system. We expect the dual gene system to be a combination of VIP3A and Cry1Ab genes which will result in a one-year delay in launch. Depending on the timing of regulatory approval, we plan to have a limited quantity of seed containing these traits available for sale as early as 2008. We expect to commercialize the dual insect traits with a glyphosate tolerance trait beginning in 2009, subject to regulatory approval.
We expect to incur incremental expenses of approximately $4.0 million related to development of VipCot products in 2007. See "Acquired In-Process Research and Development" located in this Item 7 for further discussion.

Collaboration Agreement with Dow AgroSciences LLC. In January 2003, we announced a collaboration agreement with Dow AgroSciences LLC ("DAS") under which we will develop, test, and evaluate elite cotton varieties containing DAS insect resistant traits. We are continuing to work with these traits. In October 2004, DAS announced it had received full EPA registration for its WideStrike Insect Protection technology. DAS commercialized the first cottonseed products containing WideStrike in PhytoGen(TM) germplasm in 2005. We may commercialize varieties containing DAS insect resistance technology if we reach a commercialization agreement. To date no such commercialization agreement has been reached.

DeltaMax Cotton LLC. In May 2002, we established DeltaMax, a limited liability company jointly owned with Verdia, a subsidiary of Maxygen, Inc. In July, 2004, Verdia was acquired by DuPont's subsidiary Pioneer, which we believe brings potential for additional investment capital, strategic focus and critical mass to our collaboration, which is aimed at developing value-added traits for cotton. We are currently developing traits for insect-resistance and herbicide tolerance for cotton. We are currently transforming cotton plants for both the insect resistance and herbicide tolerance traits. We expect to invest up to $20 million over the next five to eight years to fund our portion of DeltaMax.

Other Matters

We are continuing to rapidly develop new product offerings containing Monsanto's second generation traits, Bollgard II and Roundup Ready Flex. We sold 12 new products containing either or both of the Bollgard II or Roundup Ready Flex genes in 2006. We sold sufficient seed of these varieties in 2006 to plant approximately 700,000 acres and we expect to have sufficient quantities available for sale to plant 3 to 3.5 million acres in 2007. The actual seed quantities available of these new products will depend on a number of factors, including final raw material purchases and quality assurance data. In addition, we continued to develop products containing Syngenta's VipCot technology and expanded field testing of VipCot products in 2006. We are focusing our efforts on developing varieties containing dual insect genes from Syngenta and plan a limited commercial launch of these varieties in 2008, depending on when full regulatory approval is obtained. In addition, DeltaMax, our joint venture with Verdia, continues development of novel cotton traits in the areas of herbicide tolerance and insect resistance.

We continue to seek opportunities to expand our International business into new markets, including India and parts of Africa. On December 29, 2005, we acquired Vikki's Agrotech Pvt. Ltd. ("Vikki's), an Indian cottonseed company, through our wholly-owned Mauritian entity, D&PL Mauritius Ltd. Vikki's has licenses to Monsanto's Bollgard and Bollgard II technologies for India as well as rights to commercialize Bt genes from other another party. Vikki's commercialized Bollgard hybrids in India in 2006. Our subsidiary, D&PL India Seed Private Ltd., has expanded research and testing of our hybrid products throughout India in 2006. In addition, we recently have started a new cotton research program in the Punjab region of Northern India. Results of our testing programs from 2005 and 2006 have shown many of our products are competitive in India in terms of both yield and fiber quality.

We purchased 808,000 shares of our common stock at a cost of $19.8 million during 2006. The Merger Agreement with Monsanto precludes us from making further stock repurchases. On October 20, 2006, the Board declared a dividend of $0.17 per share for the 2007 first quarter, payable on December 14, 2006, to shareholders of record on November 30, 2006.

Outlook for 2007 and Beyond

Future growth in sales and earnings will be dependent on (a) cotton acreage in the United States and around the world, (b) the successful development and launch of varieties containing second generation traits from Monsanto, Bollgard II and Roundup Ready Flex, (c) our ability to develop and commercialize varieties that have increased yield potential and enhanced fiber qualities, (d) our ability to profitably expand our international operations, (e) the successful development and launch of the Syngenta insect resistance technology, and (f) our ability to successfully develop and launch technologies such as those being developed by DeltaMax. Due to our market position in the United States, United States cotton acreage has a significant effect on our sales and earnings. With respect to the development of new technologies, the VipCot and Optimum GAT technologies are still under development and the commercial launch of these technologies are dependent on many factors outside of our control. For example, transgenic event selection must be completed, regulatory approval obtained, and the genes introgressed into our germplasm. Historically we have experienced delays in, and had to revise, our launch date estimates. In 2005 we shifted to a dual gene strategy for VipCot which will delay the initial launch by one year assuming all other milestones are achieved. We presently expect to commercialize the Optimum GAT trait in our cotton varieties in 2011 or thereafter depending on when developmental and regulatory timelines are met. Even though the risks of transgenic product development are high, so is the potential return and that is why we continue to develop these technologies.

As we have previously announced, we expect to provide 2007 earnings guidance once the harvest is complete and 2007 United States cotton planting estimates have been made. The commodity price of cotton has been lower in 2006 over price levels for most of 2005. We anticipate 2006 cotton yields to be near record levels again despite difficult weather conditions during the growing season (hot, dry weather) and at harvest in much of the United States market. We believe it is too early to estimate 2007 cotton plantings at this time, however, if current commodity prices hold at Spring planting time, we believe that more corn, wheat, and soybeans and fewer cotton acres could be planted in 2007. We expect to have adequate supplies of seed of most of our popular cotton varieties for 2007 plantings, despite the impact of inclement weather conditions during harvest this year. Due to inclement weather during soybean harvesting in our Mid-South and Illinois soybean seed production areas, supplies of some popular soybean varieties may be limited. However, final cottonseed and soybean seed supply amounts are not yet available as processing and quality assurance testing have not yet occurred for most of the 2007 product offerings.

Internationally, we continue to expand our global reach and we seek to improve the operating results of our existing ex-United States operations. In 2006, we incurred an operating loss in our international division due to decreased sales at most of our international locations. We expect 2007 operating results to be slightly better, with increased sales anticipated in Brazil, China and Mexico. We believe that an improvement in cotton lint prices and the introduction of transgenic traits in Brazil will increase the acres planted to cotton, which will help improve our Brazilian sales. We expect to sell two varieties containing the Bollgard technology in Brazil in 2007. We also anticipate the Brazilian government will approve Monsanto's Roundup Ready gene in cotton. Once the Roundup Ready gene is approved, we will seek approval of Roundup Ready varieties for sale in Brazil. In China, we anticipate that sales of hybrid cotton seed at one of our joint ventures there will increase revenues during 2007. In Mexico, regulatory issues resulted in lower acres of cotton being planted in 2006, which reduced our sales. We anticipate that these issues will not occur during 2007 and that cotton acreage will increase, thereby improving our sales in Mexico.

Offsetting these international sales increases are anticipated sales reductions in Australia, Greece and Spain. Water restrictions and competitive pressures are causing a reduction in our sales in Australia. Large carryover inventories of our seed purchased by our distributors in Greece and Spain will reduce our sales to those distributors in 2007. These carryover inventories are partly the result of EU subsidy reforms that are putting pressure on farmer input costs, such as seed.

Cottonseed sales and farmer plantings have only just begun in our Southern Hemisphere markets and in the Northern Hemisphere will not occur until the Spring and Summer of 2007. Thus, it is too early to accurately forecast International results for 2007. We will continue to develop new businesses in markets such as India, Pakistan and portions of Africa.

We continue to develop and test varieties containing new technologies from multiple sources. We are developing products with Monsanto's second generation traits, Bollgard II and Roundup Ready Flex. In addition, we continue to work with Syngenta's VipCot traits so that these products may be commercialized as quickly as regulatory approval is received. Both Monsanto and Syngenta traits are being introgressed into our most elite cotton germplasm. We believe we are uniquely positioned to rapidly introduce new technologies to both United States and ex-United States cotton farmers due to the strength and breadth of our breeding programs and germplasm base, our technical services capabilities, know-how, brand recognition and market position.

Share Repurchase Program/Dividend Policy

Pursuant to the Merger Agreement executed with Monsanto, we are precluded from making future purchases of our outstanding shares or increasing the quarterly dividend rate above $0.17 per share.

In February 2000, the board of directors authorized a program for the repurchase of up to $50 million of D&PL's common stock. The shares repurchased under this program were used to provide for option exercises, the potential conversion of D&PL's Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2005, D&PL had repurchased 2,229,900 shares at an aggregate purchase price of approximately $47,505,000 under this program. This repurchase plan was terminated and replaced by the June 2005 repurchase program discussed below.

On May 24, 2005, we completed the purchase of 2,374,940 shares of its common stock pursuant to a modified "Dutch auction" tender offer that was announced on April 20, 2005, under a new plan separately approved by the board of directors. The shares were purchased for $27.00 per share for an aggregate purchase price of $64,123,380. The Company also incurred associated expenses of approximately $675,000 in connection with the acquisition of these shares (primarily related to legal and advisory services) that have been recorded as a component of treasury stock.

On June 30, 2005, our board of directors authorized a new share repurchase program to buy up to an additional $50 million of the Company's common stock. The adoption of the June 2005 repurchase program replaced the February 2000 program. At August 31, 2006, D&PL had repurchased 918,494 shares at an aggregate purchase price of approximately $22.6 million under this plan.

During 2006, the quarterly dividend was $0.15 per share. The board of directors reviews the dividend policy quarterly, and increased the dividend to $0.17 per share for the 2007 first quarter. Assuming the $0.17 dividend rate is maintained through 2007, the aggregate payments will be $24.8 million to the holders of the
36.5 million common shares outstanding and $0.7 million to the holder of the 1.1 million preferred shares outstanding. In addition, the board of directors continues to review uses of the Company's cash position and alternatives for maximizing its value to shareholders. See "Risks and Uncertainties" located in this Item 7.

RESULTS OF OPERATIONS

Net Sales and Licensing Fees

In 2006, our consolidated net sales and licensing fees increased 14.1% to $417.6 million from 2005 sales of $366.1 million. Domestic revenues increased over the prior year due to increased cotton acreage, which resulted in an increase in units sold. In addition, higher technology fees per unit, a shift in our sales mix to more premium-priced, stacked-trait products, and premium seed treatment revenues, partially offset by an increase in rebates made under crop loss and replant programs, contributed to this net increase. Historically, we have earned a fee on sales of some of the third-party cottonseed treatments that we use, which was recorded as a component of Net Sales and Licensing Fees, while we invoiced our customers for premium seed treatments. However, beginning in 2006, we invoiced our customers for all seed treatments (which is recorded as revenue), just as we have done with our premium seed treatments in the past, and remit a portion of that revenue to the manufacturer of the seed treatments (which is recorded as cost of goods sold). Our revenues from premium seed treatments were also higher due to the introduction of the AVICTA Complete Pak from Syngenta. International revenues were lower primarily in South America, Australia, and Mexico. Sales in South America were lower primarily due to a reduction in the cotton acreage in Brazil and the decrease in sales in Australia is due to lower volumes resulting from competitive pressures. Sales to Mexico were lower due to issues surrounding the revision of laws governing the planting of transgenic crops in Mexico that delayed our ability to import certain transgenic varieties.

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

Sales in Australia increased due to the introduction of additional Bollgard II varieties and an increase in the area planted to cotton. Sales in Brazil increased due to stronger demand for our products and higher prices. Mexico's sales increase was primarily attributable to an increase in demand for stacked-gene products and higher cotton acreage, and the increase in Greece and Spain was due to stronger sales to our distributors.

Gross Profit

Our consolidated gross profit increased to $142.0 million in 2006 compared to $132.0 million in 2005. Consolidated gross profit as a percentage of consolidated net sales and licensing fees decreased to 34.0% in the current year, from 36.1% in 2005. The gross profit margin percentage that we earn on the premium cottonseed treatments discussed above is lower than what we have traditionally earned on cottonseed sales, which contributed to the decrease, as well as higher payments under crop loss and replant programs due to the severe drought experienced throughout much of the cotton belt during the season, and higher cottonseed production costs. The negative impacts of these items on gross profit percentage were partially offset by the revenue increase attributable to the sales mix shift and increased licensing fees.

Our consolidated gross profit increased to $132.0 million in 2005 compared to $109.0 million in 2004. Consolidated gross profit as a percentage of consolidated net sales and licensing fees increased to 36.1% in 2005, from 34.9% in 2004. The revenue increase attributable to price increases and the adoption of higher priced products and increased licensing fees was partially offset by lower margins on soybean sales caused by higher costs of soybean raw materials, as well as an increase in cottonseed production costs.

Operating Expenses

Operating expenses increased $39.5 million to $99.8 million in 2006 from $60.3 million in 2005. This increase primarily relates to charges of $27.6 million related to the write-off of acquired IPR&D and related transaction costs related to the acquisition of technology licenses from DuPont and Syngenta's global cottonseed assets, increased expenses of $9.4 million over the prior year due to higher professional services fees associated primarily with the various Monsanto arbitration issues, and compensation costs, primarily related to an increase in stock-based compensation expense. Higher spending on research and development activities and advertising also contributed to the increase in operating expenses.

Operating expenses decreased to $60.3 million in 2005 from $87.4 million in 2004. The decrease in operating expenses in 2005 versus 2004 was approximately $27.1 million. This decrease primarily relates to a $38.5 million charge for IPR&D costs related to the acquisition of technology licenses included in 2004, offset by higher research and development costs associated with new research programs and new technology testing and higher general and administrative costs, primarily related to higher professional fees for legal matters and Sarbanes-Oxley compliance, and additional compensation costs.

Research and Development Expenses

Research and development expenses increased 8.7% to $25.0 million in 2006 from $23.0 million in 2005. The increase was primarily attributable to higher compensation costs, including stock-based compensation. We also experienced higher costs due to the operation of new greenhouses that we constructed during the prior year.

Research and development expenses increased 25% to $23.0 million in 2005 from $18.4 million in 2004. The increase was primarily attributable to increased costs of working with new breeding programs and new technologies (Bollgard II, Roundup Ready Flex and VipCot), including the addition of new personnel, increased testing program expenses and related compensation costs.

Selling Expenses

Selling expenses increased 5.2% to $14.2 million in 2006 from $13.5 million in 2005. This increase was primarily attributable to an increase in spending on print and television advertising, and increased compensation costs related to stock-based compensation expense.

Selling expenses increased 15.4% to $13.5 million in 2005 from $11.7 million in 2004. This increase was primarily attributable to higher advertising, promotional and compensation costs.

General and Administrative Expenses

General and administrative expenses increased 39.1% to $33.1 million in 2006 from $23.8 million in 2005. This increase primarily related to an approximate $8.8 million increase in professional fees related to various arbitration proceedings with Monsanto (other than the 1998 Merger Litigation), and an increase of approximately $1.9 million related to compensation costs (e.g., stock-based compensation, pension, etc.).

General and administrative expenses increased 26.6% to $23.8 million in 2005 from $18.8 million in 2004. The increase primarily related to an increase in professional fees incurred, mainly due to legal matters and Sarbanes-Oxley compliance, and additional compensation costs.

In-Process Research and Development and Related Transaction Costs

In 2006, we recorded IPR&D charges of $27.6 million associated with the June 30, 2006 acquisition of technology licenses from DuPont for $20.5 million, and the May 15, 2006 acquisition of Syngenta's global cottonseed assets for $7.0 million. We also incurred approximately $100,000 in expenses related to these transactions, primarily legal and accounting fees.

In 2004, we recorded a $38.5 million IPR&D charge related to our August 24, 2004 acquisition of global licenses to develop and commercialize Syngenta insect resistance technology in cottonseed.

See "Acquired In-Process Research and Development" located in this Item 7 for further information on these transactions.

Interest Income

Net interest income in 2006 remained flat with 2005 at $2.2 million. In 2006, interest income was $3.5 million (versus $3.3 million in 2005) and interest expense was $1.3 million (versus $1.1 million in 2005). A reduction in interest expense from a lower accretion of debt discount on the Syngenta note was offset by interest expense incurred on our borrowings from our line of credit.

Net interest income increased to $2.2 million in 2005, compared to net interest income of $1.5 million in 2004. In 2004, interest income was $1.9 million and interest expense was $0.4 million. Higher interest rates earned on our cash balances resulted in higher interest income during 2005. Interest expense increased due to a note payable to Syngenta related to the 2004 IPR&D transaction.

Other Expense, net

Other expense increased to $11.1 million in 2006, compared to $4.3 million in 2005. This increase is primarily attributable to costs incurred related to the 2006 Monsanto Merger, offset by lower 1998 Merger Litigation expenses. We incurred approximately $8.0 million, or $0.15 per diluted share, related to the 2006 Monsanto Merger costs. These costs primarily consisted of professional services fees and other incremental costs associated directly with the 2006 Monsanto Merger. We also incurred expenses of approximately $3.0 million, or $0.06 per diluted share, related to the 1998 Merger Litigation. In 2005, we incurred expenses of $4.3 million, or $0.07 per diluted share, related to the 1998 Merger Litigation.

Other expense decreased to $4.3 million in 2005, compared to $10.5 million in 2004. This decrease was primarily attributable to decreased legal expenses related to the 1998 Merger Litigation. In 2005, we incurred expenses of $4.3 million, or $0.07 per diluted share, related to the 1998 Merger Litigation, compared to $10.9 million, or $0.18 per diluted share, in 2004. In 2005, these expenses decreased due in part to the Mississippi Supreme Court staying the proceedings pending the resolution of two matters.

See Part 1, Item 1 for more information related to the Monsanto merger and Part I, Item 3 for more information related to the 1998 Merger Litigation.

Net Income and Earnings Per Share

Net income applicable to common shares was $19.6 million, $42.0 million, and $4.8 million in 2006, 2005, and 2004, respectively. Net income per share (diluted) was $0.54, $1.08, and $0.13 in 2006, 2005, and 2004, respectively.

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

                                                         Payments Due in Fiscal Years Ending August 31,
                                  ----------------------------------------------------------------------------------------------

                                                                                                                         2012
                                                                                                                         and
                                     Total             2007           2008         2009          2010         2011       beyond
                                  -------------    -------------    ---------    ----------     --------     -------     --------

Long-Term Obligations (1)         $      9,500     $      7,050     $  2,450     $      -       $     -      $    -      $     -
Operating Lease Obligations              2,244            1,512          455          244            34           -            -
Purchase Obligations (2)                 6,935            6,935            -            -             -           -            -
                                  -------------    -------------    ---------    ----------     --------     -------     --------
Total                             $     18,679     $     15,497     $  2,905     $    244       $    34      $    -      $     -
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

(2) The amount reported as "Purchase Obligations" for 2007 relates to payments to be made to cotton growers and producers for a portion of seed that we will purchase in the first and second quarters of 2007. At August 31, 2006, we had open purchase contracts with many cotton and soybean growers, producers and conditioners that may require us to purchase minimum amounts of cotton and soybean seed if that seed meets our quality assurance standards. The amount that we will pay for the seed that we accept is based on market prices that fluctuate. The amount of seed that we will accept and the unit prices that we will pay cannot be known until that seed is delivered to us (which should occur in the first and second quarters of 2007) and is tested for quality.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Overview

Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K for the fiscal year ended August 31, 2006. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition

Revenues from domestic seed sales are recognized when the seed is shipped. Revenues from Bollgard, Bollgard II, Roundup Ready and Roundup Ready Flex licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard, Bollgard II, Roundup Ready and Roundup Ready Flex cottonseed are based on pre-established planting rates for each of nine geographic regions.

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

All of our domestic seed products (including those containing Bollgard, Bollgard II, Roundup Ready and Roundup Ready Flex technologies) are subject to return and credit risk, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season during our third and fourth quarters. We provide for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to our operating results are recorded when such differences become known, typically in our fourth quarter. All significant returns occur or are accounted for by fiscal year end. Therefore, the application of this estimate could affect our quarterly information.

Domestically, we promote our cotton and soybean seed directly to farmers and sell our seed through distributors and dealers. We also offer various sales incentive programs for seed and participate in such programs related to the Bollgard, Bollgard II, Roundup Ready and Roundup Ready Flex technology fees offered by Monsanto. Under these programs, if a farmer plants his seed and the crop is lost (usually due to inclement weather) by a certain date, a portion, or all, in certain circumstances, of the price of the seed and technology fees are forgiven or rebated to the farmer if certain conditions are met. The amount of the refund and the impact to us depends on a number of factors including whether the farmer can replant the crop that was destroyed. We record monthly estimates to account for these programs. The majority of program rebates occur during our second, third, and fourth quarters. Essentially all material claims under these programs have occurred or are accounted for by year end.

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

We are required to evaluate the likelihood of our ability to generate sufficient future taxable income that will enable us to realize the value of our deferred tax assets. If, in our judgment, we determine that we will not realize deferred tax assets, then valuation allowances are recorded. As of August 31, 2006, we had recorded net deferred tax assets of approximately $30.0 million primarily related to capitalizing the licenses acquired from Syngenta in 2004 and from DuPont in 2006, and the acquisition of Syngenta's global cottonseed assets in 2006, for income tax reporting purposes. We estimate that we will generate sufficient future taxable income to realize our deferred tax assets; therefore, we have not recorded any valuation allowances as of August 31, 2006.

We use management judgment and estimates when estimating deferred taxes. If our judgments and estimates prove to be inadequate, or if certain tax rates and laws should change, our financial results could be materially adversely impacted in future periods.

See Note 8 of the Notes to Consolidated Financial Statements in Part II, Item 8 for further details about income taxes.

Contingent Liabilities

A liability is contingent if the amount is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. We estimate our contingent liabilities based on management's estimates about the probability of outcomes and our ability to estimate the range of exposure. Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, management is required to make assumptions about matters that are by their nature highly uncertain. The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments. Management's estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or Internal Revenue Service positions, will not differ from management's assessments. Whenever practicable, management consults with third party experts (attorneys, accountants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.

ACQUIRED IN-PROCESS RESEARCH & DEVELOPMENT

DuPont Technology Licenses. On June 30, 2006, we acquired licenses from DuPont and DuPont's affiliates, Pioneer and Verdia, for the Optimum GAT trait in cotton and soybeans. The Optimum GAT trait, developed by DuPont, will provide farmers with expanded weed control options and help optimize yield. This herbicide tolerance technology makes plants tolerant to both glyphosate and ALS herbicides, including sulfonylurea herbicides. Previously, DuPont announced plans to commercialize Optimum GAT in Pioneer(R) brand corn and soybeans and also secured significant outlicense agreements. We and DuPont, through its Pioneer subsidiary, are partners in the DeltaMax joint venture, which was initially formed to develop and commercialize glyphosate-only tolerance in cotton. We paid $20.5 million in connection with this transaction. Technology fee sharing for the Optimum GAT technology is essentially consistent with the existing terms in the DeltaMax collaboration agreement. We also reached an agreement to license soybean lines suitable for planting in the Southern soybean market through the involvement of GreenLeaf Genetics LLC.

For the year ended August 31, 2006, we recorded a charge of $20.5 million related to the write-off of acquired IPR&D and related transaction costs. These technologies have not yet reached technological feasibility and have no alternative future use. Accordingly, the amount paid for the licenses was expensed in the 2006 Consolidated Statement of Income on the acquisition date.

The Optimum GAT projects represent new technologies that may compete with herbicide tolerance technologies currently on the market, including technologies that are currently contained in cottonseed and soybean seed varieties sold by us. We estimate that we will incur the following costs to complete the projects:
2007 - $300,000; 2008 - $1.1 million; 2009 - $2.1 million; 2010 - $500,000.
These projects will also require regulatory approval from the Food and Drug Administration (FDA), the United States Department of Agriculture (USDA), and the United States Environmental Protection Agency (EPA) before commercialization can begin. If the regulatory approval process proceeds as expected, we may begin limited introduction of the Optimum GAT technologies in 2011. Once commercialization begins, technology fee sharing for the Optimum GAT technology is essentially consistent with the existing terms in the DeltaMax Collaboration agreement.

There is no assurance that these technologies will result in commercially viable products or that such technologies are developed in the time frame or for the amounts estimated to complete. Also, there is no assurance that regulatory approval will be obtained for the products.

Syngenta Global Cottonseed Assets. In May 2006, we purchased selected assets of Syngenta's global cottonseed business for $7.0 million, which was comprised of certain cottonseed germplasm in the United States, India and certain other countries and certain equipment and a sublease of buildings and land at Syngenta India Ltd.'s research farm at Aurangabad, India, and agreed to make employment offers to four employees of Syngenta India Ltd.'s cotton breeding program.

Syngenta retained rights to use two specific cotton lines for transgenic trait development. In addition to usual corporate warranties, Syngenta warranted (with specific exceptions) exclusive ownership and freedom to use the acquired Products and the absence of transgenes not intended to be components of the acquired Products.

The hybrid germplasm acquired in India will require regulatory approval in that country before it can be offered for commercial sale. The germplasm acquired in the United States contains Syngenta's VipCot technology, which we acquired a license to in 2004 (see below), and which also requires regulatory approval in the United States before commercial sales can begin. Therefore, since these assets have no alternative future use if such regulatory approvals are not obtained, the entire purchase price was expensed in the 2006 Consolidated Statements of Income on the acquisition date as the write-off of acquired IPR&D.

There is no assurance that these assets will result in commercially viable products or that regulatory approval will be obtained for the products.

Syngenta Technology Licenses. In August 2004, we entered into an agreement with Syngenta to purchase global licenses to develop and commercialize Syngenta's insect resistance genes (known as VIP3A and Cry1Ab) in cottonseed. In addition, we purchased licenses to other Syngenta enabling technologies that may be useful in developing valuable new products for use in cottonseed and soybean seed. In return for the licenses, D&PL is to pay Syngenta $46.8 million. The purchase price is being paid in installments over seven years. Fixed payments of $37.6 million will have been made in installments through the first quarter of 2008. In February 2008, D&PL will make certain decisions which will determine whether the additional $9.2 million in contingent payments will be made. If we do not elect to continue with the development of the Syngenta insect resistance genes, Sygenta must refund $14 million to us.

For the year ended August 31, 2004, we recorded a charge of approximately $38.5 million related to the write-off of the acquired IPR&D and related transaction costs. Approximately $36.2 million of the purchase price represents the fair value of the non-contingent payments related to the acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was expensed in the 2004 Consolidated Statements of Income on the acquisition date. The remaining $2.3 million of the charge incurred represents the related transaction costs, primarily professional fees. The assigned value of each of the technologies acquired was as follows: VIP3A - $19.1 million; Cry1Ab - $16.8 million; Other - $300,000.

The VIP3A and Cry1Ab projects ("VipCot") represent new technologies that are expected to compete with insect resistance technologies currently on the market, including technologies that are currently contained in varieties sold by us. The VIP3A and Cry1Ab genes produce proteins that are toxic to certain lepidopteran larvae, the principal cotton pests in many cotton growing areas. The acquired VIP3A gene provides for a novel mode of action (for attacking larvae that consume the protein). VipCot will require further development by us, including the introgression into our elite germplasm. We estimate that we will expense as incurred the following costs to complete the projects: 2007 - $4.0 million; 2008
- $4.5 million; 2009 - $5.5 million; 2010 - $4.0 million. These projects will also require regulatory approval from the FDA, the USDA, and the EPA before commercialization can begin. Syngenta is responsible for United States regulatory approval. Syngenta has advised us that they expect United States regulatory approval to be obtained for the selected VIP3A/Cry1Ab combination of events in 2008. If the regulatory approval process proceeds as expected, we may begin limited introduction of the VIP3A/Cry1Ab combination of events in 2008. Once commercialization begins, we will owe Syngenta a royalty equal to 30% of the net license fees received, after deduction of certain expenses, from these technologies. We will retain the remaining 70% of the net license fees.

There is no assurance that these technologies will result in commercially viable products or that such technologies are developed in the time frame or for the amounts estimated to complete. Also, there is no assurance that regulatory approval will be obtained for the products.

LIQUIDITY AND CAPITAL RESOURCES

In the United States, we purchase seed from contract growers in our first and second quarters. Seed conditioning, treating and packaging commence late in our first quarter and continue through our third quarter. Seasonal cash needs normally begin to increase in our first quarter and cash needs peak in our third quarter. Cash is generated and loan repayments, if applicable, normally begin in the middle of our third quarter and are typically completed by our first quarter of the following year. In some cases, we offer customers financial incentives to make early payments. To the extent we attract early payments from customers, bank borrowings, if any, are reduced.

In the United States, we record revenue and accounts receivable for technology licensing fees on transgenic seed sales upon shipment, usually in our second and third fiscal quarters. Receivables from seed sales generally become due in May and June. The licensing fees are due in September, at which time we receive payment. We then pay Monsanto its royalty for the Bollgard, Bollgard II, Roundup

Ready and Roundup Ready Flex licensing fees, which is recorded as a component of cost of sales. As a result of the timing of these events, licensing fees receivable and royalties payable peak at our fiscal year end, August 31.

The seasonal nature of our business significantly impacts cash flow and working capital requirements. Historically, we have maintained credit facilities, and used early payments by customers and cash from operations to fund working capital needs. In the past, we have borrowed on a short-term basis to meet seasonal working capital needs. From 2002 through 2005, we used cash generated from operations and other available cash to meet working capital needs. In 2006, we utilized our credit facility to fund working capital needs, in addition to early payments from customers and cash from operations. We continue to evaluate potential uses of our cash for purposes other than for working capital needs. Other potential uses of our cash in the future may be the acquisition of, or funding of, alternative technologies (such as, or in addition to, DeltaMax, and the acquisition of technology licenses from DuPont and Syngenta) that could be used to enhance our product portfolio and ultimately our long-term earnings potential and/or an investment in new markets outside the United States such as India. The Merger Agreement restricts us from authorizing, recommending or proposing, or entering into an agreement in principle or an agreement with respect to any merger, consolidation or business combination (other than the Monsanto merger) or any acquisition or disposition of any assets, except that in the case of the acquisition or disposition of assets, the Merger Agreement does not prevent us and our subsidiaries from:

   o acquiring or disposing of assets outside of the ordinary course of business consistent with past practice so long as the aggregate amount of those assets to be acquired or disposed of does not exceed
        $10 million; or

   o acquiring or disposing of assets in the ordinary course of business consistent with past practice.

However, the Merger Agreement does prohibit us, without Monsanto's prior written consent, from purchasing, redeeming, or otherwise acquiring our outstanding shares, or increasing our quarterly dividend rate above $0.17 per share.

On April 15, 2005, we entered into an unsecured $75 million credit agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank"). The Credit Agreement provides for unsecured revolving loans up to a maximum aggregate amount outstanding of $75 million, plus Letters of Credit which were outstanding prior to the execution of the Credit Agreement in the amount of approximately $2 million. Of the total commitment, $50 million represents a seasonal commitment available from October to July of each year. The Credit Agreement was set to expire on July 31, 2006, however, on December 5, 2005, pursuant to the Company's request as provided for in the Credit Agreement, the Company and the Bank agreed to extend the Credit Agreement until July 31, 2007, at which time all outstanding amounts under the Credit Agreement will be due and payable, subject to the Company's right to request an additional one-year extension and the Bank's acceptance of that request. Additionally, at the option of the Bank the Credit Agreement can be terminated upon a change in control as defined in the Credit Agreement.

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

During the year ended August 31, 2006, the maximum we borrowed was $45 million, which was repaid by August 31, 2006. As of August 31, 2006, there were no loans outstanding under the Credit Agreement, other than the existing Letters of Credit as discussed above.

Capital expenditures were $9.7 million, $6.7 million and $6.0 million in the years ended August 31, 2006, 2005 and 2004, respectively. We anticipate that capital expenditures will approximate $8.0 to $10.0 million in 2007.

Annual dividends of $0.60, $0.51, and $0.46 per share were paid in 2006, 2005, and 2004, respectively. Aggregate dividends paid on common and preferred shares in 2006, 2005, and 2004 were $22.2 million, $19.6 million, and $18.1 million, respectively. On October 24, 2006, we announced that our board of directors had declared a $0.17 per share dividend for the first quarter of 2007. The first quarter dividend will be paid on December 14, 2006 to shareholders of record on November 30, 2006. The Board anticipates that quarterly dividends of $0.17 per share will continue to be paid in the future; however, the board of directors reviews this policy quarterly. Based on a quarterly dividend of $0.17 per share in 2007, aggregate preferred and common stock dividends should approximate $25.5 million in 2007.

We have purchased our common stock in the open market from time to time depending on market conditions and other factors. The shares repurchased may be used to provide for option exercises, conversion of our Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. From September 1, 2005 to August 31, 2006, the Company purchased 808,494 shares of its common stock at an aggregate purchase price of $19.8 million.

Cash provided from operations, cash on hand, early payments from customers and borrowings under the credit facility, if necessary, should be sufficient to meet our 2007 working capital needs.

Recently Issued Financial Accounting Standards

SFAS 154 - Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3". Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Therefore, the Company adopted this standard beginning in September 2006. Since this standard applies to both voluntary changes in accounting principles, as well as those that may be mandated by standard-setting authorities, it is not possible to estimate the impact that the adoption of this standard will have on our financial position and results of operations.

SFAS 157 - Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in accordance with United States generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the fiscal year that begins after November 15, 2007. The Company will adopt this standard beginning in September 2008. Currently, we are evaluating the impact that this new standard will have on our financial position and results of operations.

SFAS 158 - Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88, 106 and 132(R). In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88, 106, and 132(R)". This statement requires an employer with a defined benefit pension plan to (1) recognize the funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87 or FASB Statement No. 106, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position, and (4) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Adoption of SFAS No. 158 is required by the end of the fiscal year ending after December 15, 2006. Therefore, the Company will adopt this standard by August 31, 2007. We are presently evaluating the impact that adopting SFAS 158 will have on our financial position and results of operations.

FIN 48 - Accounting for Uncertainty in Income Taxes. In July 2006, FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on the technical merits as of the reporting date. FIN 48 further requires that interest that the tax laws require to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. FIN 48 also requires additional disclosures of unrecognized tax benefits, including a reconciliation of the beginning and ending balances. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, the Company expects to implement FIN 48 beginning on September 1, 2007. We are presently evaluating the impact that adopting FIN 48 will have on our financial position and results of operations.

SAB 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In September 2006, staff from the Securities and Exchange Commission issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying

Misstatements in Current Year Financial Statements" ("SAB 108"). This standard provides guidance on the approach that companies must follow in quantifying misstatements of its financial statements. Specifically, SAB 108 required companies to apply two approaches when evaluating the materiality of misstatements of the financial statements. First, SAB 108 requires companies to evaluate materiality using a "roll-over approach" in which companies quantify a misstatement based on the amount of the error originating in the current year income statement, ignoring the effect of correcting the portion of the current-year balance sheet misstatement that originated in prior years. Second, SAB 108 requires companies to evaluate materiality using an "iron curtain approach" in which companies quantify a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We are still evaluating the impact that adoption of this standard will have on our financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure relative to fluctuations in the price of soybean raw material inventory, foreign currency fluctuations and interest rate changes. From time to time we enter into various agreements that are considered derivatives to reduce our soybean commodity price risk. During the year ended August 31, 2006, derivative instruments have not been used to manage foreign currency or interest rate risks. We do not enter into speculative hedges or purchase or hold any derivative financial instruments for trading purposes.

A discussion of our accounting policies related to derivative financial instruments is included in Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8. Further information on our exposure to market risk is included in Note 15 of the Notes to Consolidated Financial Statements in
Part II, Item 8.

The fair value of our net liability related to derivative commodity instruments outstanding as of August 31, 2006, was $69,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would result in a $201,000 loss in future earnings (not including the gain on the underlying commodities).

Our earnings are also affected by fluctuations in the value of the United States dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-United States operations through subsidiaries and joint ventures primarily in Argentina, Australia, Brazil, China, India, South Africa and Turkey. At August 31, 2006, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on earnings.

For the year ended August 31, 2006, a 10% adverse change in the interest rate that we earned on our excess cash that we invested would not have resulted in a material change to our net interest income or cash flow.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

Financial Statements                                                                                       Page(s)

The following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

      Reports of Independent Registered Public Accounting Firm................................................39

      Management's Report.....................................................................................41

      Consolidated Statements of Income - for each of the three years in the period ended August 31, 2006.........................................................................42

      Consolidated Balance Sheets - August 31, 2006 and 2005..................................................43

      Consolidated Statements of Cash Flows - for each of the three years in the period ended August 31, 2006.........................................................................44

      Consolidated Statements of Stockholders' Equity and Comprehensive Income
         - for each of the three years in the period ended August 31, 2006....................................45

      Notes to Consolidated Financial Statements..............................................................46

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Delta and Pine Land Company:

We have audited the accompanying consolidated balance sheets of Delta and Pine Land Company and subsidiaries (the Company) as of August 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta and Pine Land Company and subsidiaries as of August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Delta and Pine Land Company and subsidiaries' internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 13, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, effective September 1, 2005 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

                                              /s/ KPMG LLP

Memphis, Tennessee
November 13, 2006

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Delta and Pine Land Company:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting (see
Part II, Item 9A(c) of the August 31, 2006 Annual Report on Form 10-K of Delta and Pine Land Company), that Delta and Pine Land Company and subsidiaries (the Company) maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Delta and Pine Land Company and subsidiaries maintained effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Delta and Pine Land Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta and Pine Land Company and subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ending August 31, 2006, and our report dated November 13, 2006 expressed an unqualified opinion on those consolidated financial statements.


                                          /s/ KPMG LLP

Memphis, Tennessee
November 13, 2006

MANAGEMENT'S REPORT:

Delta and Pine Land Company ("D&PL") is responsible for preparing the consolidated financial statements and related information appearing in this Annual Report on Form 10-K. Management believes that the financial statements present fairly D&PL's financial position, its results of operations and its cash flows in conformity with accounting principles generally accepted in the United States. In preparing its financial statements, D&PL is required to include amounts based on estimates and judgments that it believes are reasonable under the circumstances.

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

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED AUGUST 31,
                    (In thousands, except per share amounts)

                                                                               2006                 2005                 2004
                                                                         ------------------   -----------------    -----------------

NET SALES AND LICENSING FEES                                             $        417,633     $        366,085     $        312,765
COST OF SALES                                                                    (275,641)            (234,064)            (203,757)
                                                                         ------------------   -----------------    -----------------
GROSS PROFIT
                                                                                  141,992              132,021              109,008
                                                                         ------------------   -----------------    -----------------
OPERATING EXPENSES:
   Research and development                                                        24,965               23,015               18,436
   Selling                                                                         14,182               13,531               11,693
   General and administrative                                                      33,112               23,760               18,787
   In-process research and development and related transaction costs               27,585                    -               38,532
                                                                         ------------------   -----------------    -----------------
                Total operating expenses                                           99,844               60,306               87,448
                                                                         ------------------   -----------------    -----------------

OPERATING INCOME                                                                   42,148               71,715               21,560
INTEREST INCOME, NET                                                                2,167                2,194                1,522
OTHER EXPENSE, NET                                                                (11,108)              (4,310)             (10,518)
EQUITY IN NET LOSS OF AFFILIATE                                                    (3,089)              (2,787)              (3,551)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                        (150)              (1,609)              (2,303)
                                                                         ------------------   -----------------    -----------------
INCOME BEFORE INCOME TAXES                                                         29,968               65,203                6,710
PROVISION FOR INCOME TAXES                                                         (9,749)             (22,646)              (1,394)
                                                                         ------------------   -----------------    -----------------
NET INCOME                                                                         20,219               42,557                5,316
DIVIDENDS ON PREFERRED STOCK                                                         (640)                (544)                (491)
                                                                         ------------------   -----------------    -----------------
NET INCOME APPLICABLE TO COMMON SHARES                                   $         19,579     $         42,013     $          4,825
                                                                         ==================   =================    =================

BASIC EARNINGS PER SHARE                                                 $           0.55     $           1.11     $           0.13
                                                                         ==================   =================    =================
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS - BASIC                                          35,907               37,958               38,250
                                                                         ==================   =================    =================
DILUTED EARNINGS PER SHARE                                               $           0.54     $           1.08     $           0.13
                                                                         ==================   =================    =================
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN PER SHARE CALCULATIONS - DILUTED                                        37,209               39,370               39,670
                                                                         ==================   =================    =================

  The accompanying notes are an integral part of these consolidated statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF AUGUST 31,
               (In thousands, except share and per share amounts)

                                                                                        2006                2005
                                                                                  -----------------   ------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                         $         69,691    $         93,075
Marketable securities                                                                       27,600                   -
Receivables, net                                                                           270,354             228,800
Inventories                                                                                 31,600              26,625
Prepaid expenses                                                                             2,173               1,874
Deferred income taxes                                                                        7,849               6,305
                                                                                  -----------------   ------------------
    Total current assets                                                                   409,267             356,679
PROPERTY, PLANT AND EQUIPMENT, NET                                                          61,066              60,158
EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED                                        4,183               4,183
INTANGIBLES, net of accumulated amortization of $3,042 and $2,458                            8,276               5,960
OTHER ASSETS                                                                                 1,079               1,446
DEFERRED INCOME TAXES                                                                       22,383              10,758
                                                                                  -----------------   ------------------
TOTAL ASSETS                                                                      $        506,254    $        439,184
                                                                                  =================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
Notes payable and current maturities of long-term debt                            $          6,428    $         10,078
Accounts payable                                                                            28,866              18,218
Accrued expenses                                                                           275,643             221,824
Income taxes payable                                                                        14,179              12,893
                                                                                  -----------------   ------------------
    Total current liabilities                                                              325,116             263,013
                                                                                  -----------------   ------------------
LONG-TERM DEBT                                                                               1,455               7,271
                                                                                  -----------------   ------------------
MINORITY INTEREST IN SUBSIDIARIES                                                            5,027               4,877
                                                                                  -----------------   ------------------
COMMITMENTS AND CONTINGENCIES  (Notes 9 and 17)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share; 2,000,000 shares authorized;
  Series A Junior Participating Preferred, par value $0.10 per share;
     501,989 and 456,989 shares authorized; no shares issued or outstanding                      -                   -
  Series M Convertible Non-Voting Preferred, par value $0.l0 per share;
     1,066,667 shares authorized, issued and outstanding                                       107                 107
Common stock, par value $0.10 per share; 100,000,000 shares authorized;
     42,053,167 and 40,928,929 shares issued;
     36,415,567 and 36,099,823 shares outstanding                                            4,205               4,093
Capital in excess of par value                                                             112,099              81,640
Retained earnings                                                                          197,750             199,742
Accumulated other comprehensive loss                                                        (2,489)             (4,305)
Treasury stock, at cost; 5,637,600 and 4,829,106 shares                                   (137,016)           (117,254)
                                                                                  -----------------   ------------------
TOTAL STOCKHOLDERS' EQUITY                                                                 174,656             164,023
                                                                                  -----------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $        506,254    $        439,184
                                                                                  =================   ==================

  The accompanying notes are an integral part of these consolidated statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED AUGUST 31,
                                 (in thousands)

                                                                               2006                 2005                  2004
                                                                         ------------------   -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $         20,219     $         42,557     $          5,316
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                9,392                8,661                8,364
       Loss on sale of assets                                                          63                  115                  189
       Noncash component of acquired in-process research and development                -                    -               22,125
       Excess tax benefits from stock-based compensation arrangements              (3,114)                   -                    -
       Equity in net loss of affiliate                                              3,089                2,787                3,551
       Foreign exchange loss (gain)                                                   267                 (101)                 124
       Accretion of debt discount                                                     453                  777                    -
       Minority interest in earnings of subsidiaries                                  150                1,609                2,303
       Stock-based compensation expense                                             3,255                  508                    -
       Deferred income tax (benefit) expense                                      (14,193)               2,043              (12,294)
       Changes in assets and liabilities:
              Receivables                                                         (41,490)             (43,370)             (17,693)
              Inventories                                                          (5,050)               4,183                1,921
              Prepaid expenses                                                       (306)                  43                  178
              Intangibles and other assets                                           (176)                (540)                 (95)
              Accounts payable                                                     10,455               (6,068)               5,571
              Accrued expenses                                                     55,480               31,796               12,438
              Income taxes payable                                                  5,529                4,027                3,788
                                                                         ------------------   -----------------    -----------------
       Net cash provided by operating activities                                   44,023               49,027               35,786
                                                                         ------------------   -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                              (41,600)                   -              (60,000)
  Sales of marketable securities                                                   14,000               50,000               10,000
  Purchases of property and equipment                                              (9,691)              (6,669)              (6,049)
  Sale of investments and property                                                     97                  451                  161
  Acquisition of Vikki's Agrotech Limited                                          (2,620)                   -                    -
  Investment in affiliate                                                          (3,125)              (2,980)              (2,630)
                                                                         ------------------   -----------------    -----------------
       Net cash (used in) provided by investing activities                        (42,939)              40,802              (58,518)
                                                                         ------------------   -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                                                     (55,399)              (5,800)                (277)
  Proceeds from short-term debt                                                    45,474                  247                  245
  Dividends paid                                                                  (22,211)             (19,623)             (18,118)
  Payments of long-term debt                                                            -                    -               (1,607)
  Minority interest in dividends paid by subsidiaries                                   -               (1,318)              (1,336)
  Payments to acquire treasury stock                                              (19,762)             (85,535)              (5,748)
  Proceeds from exercise of stock options                                          24,041               14,103                6,004
  Excess tax benefits from stock-based compensation arrangements                    3,114                    -                    -
                                                                         ------------------   -----------------    -----------------
       Net cash used in financing activities                                      (24,743)             (97,926)             (20,837)
                                                                         ------------------   -----------------    -----------------
EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                            275                1,585                 (129)
                                                                         ------------------   -----------------    -----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (23,384)              (6,512)             (43,698)
CASH AND CASH EQUIVALENTS, beginning of year                                       93,075               99,587              143,285
                                                                         ------------------   -----------------    -----------------
CASH AND CASH EQUIVALENTS, end of year                                   $         69,691     $         93,075     $         99,587
                                                                         ==================   =================    =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest, net of capitalized interest                              $            244     $              -     $             10
      Income taxes                                                       $         18,088     $         13,804     $          8,904


  The accompanying notes are an integral part of these consolidated statements.

                           DELTA AND PINE LAND COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
               FOR THE YEARS ENDED AUGUST 31, 2004, 2005 AND 2006
                      (In thousands, except per share data)

                                                                                           Accumulated
                                                                Capital in                     Other                     Total
                                      Preferred      Common      Excess of     Retained    Comprehensive  Treasury    Stockholders'
                                        Stock        Stock       Par Value     Earnings   Income/(Loss)     Stock       Equity
                                     ------------ ------------- ------------ ----------- ---------------- ----------- ------------


Balance at August 31, 2003           $      107   $     3,953   $   54,850   $ 189,610   $      (5,442)   $  (25,971) $   217,107
                                                                                                                      ------------
Net income                                    -             -            -       5,316               -             -        5,316
Minimum pension liability
adjustment, net of tax of $0.3 million        -             -            -           -             558             -          558
Foreign currency translation adjustment       -             -            -           -           1,544             -        1,544
Unrealized loss on hedging instruments        -             -            -           -            (396)            -         (396)
                                                                                                                      ------------
      Total comprehensive income                                                                                            7,022
                                                                                                                      ------------
Exercise of stock options and tax benefit
      of stock option exercises               -            63        9,400           -               -             -        9,463
Cash dividends, $0.46 per share               -             -            -     (18,118)              -             -      (18,118)
Purchase of common stock                      -             -            -           -               -        (5,748)      (5,748)
                                     ------------ ------------- ------------ ----------- ---------------- ----------- ------------
Balance at August 31, 2004           $      107   $     4,016   $   64,250   $ 176,808   $      (3,736)   $  (31,719) $   209,726
                                                                                                                      ------------
Net income                                    -             -            -      42,557               -             -       42,557
Minimum pension liability adjustment,
  net of tax of $1.3 million                  -             -            -           -          (2,096)            -       (2,096)
Foreign currency translation adjustment       -             -            -           -           1,169             -        1,169
Unrealized gain on hedging instruments        -             -            -           -             358             -          358
                                                                                                                      ------------
      Total comprehensive income                                                                                           41,988
                                                                                                                      ------------
Exercise of stock options and tax benefit
      of stock option exercises               -            77       16,882           -               -             -       16,959
Amortization of deferred compensation                                  508                                                    508
Cash dividends, $0.51 per share               -             -            -     (19,623)              -             -      (19,623)
Purchase of common stock                      -             -            -           -               -       (85,535)     (85,535)
                                     ------------ ------------- ------------ ----------- ---------------- ----------- ------------
Balance at August 31, 2005           $      107   $     4,093   $   81,640   $ 199,742   $      (4,305)   $ (117,254) $   164,023
                                                                                                                      ------------
Net income                                    -             -            -      20,219               -             -       20,219
Minimum pension liability adjustment,
  net of tax of $(1.0) million                -             -            -           -           1,678             -        1,678
Foreign currency translation adjustment       -             -            -           -             498             -          498
Unrealized loss on hedging instruments        -             -            -           -            (360)            -         (360)
                                                                                                                      ------------
      Total comprehensive income                                                                                           22,035
                                                                                                                      ------------
Exercise of stock options and tax benefit
      of stock option exercises               -           112       27,204           -               -             -       27,316
Amortization of deferred compensation                                3,255                                                  3,255
Cash dividends, $0.60 per share               -             -            -     (22,211)              -             -      (22,211)
Purchase of common stock                      -             -            -           -               -       (19,762)     (19,762)
                                     ------------ ------------- ------------ ----------- ---------------- ----------- ------------
Balance at August 31, 2006           $      107   $     4,205   $  112,099   $ 197,750   $      (2,489)   $ (137,016) $   174,656
                                     ============ ============= ============ =========== ================ =========== ============

  The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Delta and Pine Land Company and subsidiaries (the "Company" or "D&PL") breed, produce, condition and market cotton and soybean planting seed. D&PL farms approximately 5,600 acres largely for research purposes and the production of cotton and soybean foundation seed.

D&PL has annual agreements with various growers to produce seed for cotton and soybeans. The growers plant seed purchased from D&PL and follow quality assurance procedures required for seed production. If the grower adheres to established Company quality assurance standards throughout the growing season and if the seed meets Company quality standards upon harvest, D&PL may be obligated to purchase specified minimum quantities of seed at prices equal to the commodity market price of the seed, plus a grower premium. D&PL then conditions the seed for sale as planting seed.
                    1
Merger with Monsanto Company

On August 14, 2006, D&PL entered into an Agreement and Plan of Merger (the "Merger Agreement") with Monsanto and its wholly-owned subsidiary, Monsanto Sub, Inc., pursuant to which Monsanto Sub, Inc. will be merged with and into D&PL and D&PL will become a wholly-owned subsidiary of Monsanto.

Under the terms of the Merger Agreement, upon consummation of the merger, each outstanding share of D&PL common and preferred stock (except shares held by D&PL or by Monsanto and its subsidiaries) will be converted into a right to receive $42.00 per share in cash, without interest, provided that stockholders who so elect have the right to seek payment of the appraised value of their shares under Section 262 of the Delaware General Corporation Law.

The Merger Agreement is subject to approval by D&PL's stockholders. The date of the stockholders meeting has been set for December 21, 2006. D&PL's board of directors has unanimously approved and recommended that the stockholders approve the Merger Agreement.

The closing of the merger is subject to the expiration of the waiting periods under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976 (the "H-S-R Act"). On September 27, 2006, the United States Department of Justice, Antitrust Division (the "USDOJ"), requested additional information and documents from Monsanto and D&PL under the H-S-R Act (the "Second Request"). This Second Request extends the waiting period under the H-S-R Act during which the parties are prohibited from closing the merger until 30 days after both parties substantially comply with the Second Request, unless the waiting period is terminated earlier by the USDOJ or is extended with D&PL's and Monsanto's consent. D&PL and Monsanto are in the process of complying with the USDOJ's Second Request.
--------------------------------------------
1. On February 9, 2000, Monsanto Company formed a new subsidiary corporation, Monsanto Ag Company, which, on March 31, 2000, changed its name to Monsanto Company. On March 31, 2000, Monsanto Company consummated a merger with Pharmacia & Upjohn Inc. and changed its name to Pharmacia Corporation. On August 31, 2002, Pharmacia distributed to its shareholders its remaining interest in the new Monsanto Company. Pursuant to the closing of a merger on April 16, 2003, Pharmacia Corporation merged with and into a wholly-owned subsidiary of Pfizer Inc. Pharmacia survived the merger as a wholly-owned subsidiary of Pfizer Inc.

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

Pursuant to the Merger Agreement, D&PL agreed that, until the merger is consummated or the Merger Agreement is earlier terminated (except as otherwise expressly permitted by the terms of the Merger Agreement), it will, and it will cause its subsidiaries to, (i) carry on its business in the ordinary course,
(ii) use reasonable best efforts to preserve intact its current business organization and goodwill, (iii) keep available the services of its current officers and employees, and (iv) preserve its relationships with suppliers, distributors, customers and others.

The Company incurred approximately $8.0 million of expenses related to the merger in 2006, including legal and advisory fees and other incremental costs directly associated with the merger. These expenses are reported as a component of Other Expense, Net in the Consolidated Statements of Income.

Basis of Presentation

The accompanying financial statements include the accounts of Delta and Pine Land Company and its subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. D&PL's investment in 50%-owned affiliate DeltaMax Cotton, LLC is accounted for using the equity method.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2006 presentation.

Cash Equivalents

Cash equivalents include overnight repurchase agreements and other short-term investments having an original maturity of less than three months.

Marketable Securities

Marketable securities represent investments in auction rate securities ("ARS"), which are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Accordingly, these investments are "marked to market" at each period end, with any resulting change in value recorded as a separate component of accumulated other comprehensive income/loss in the Consolidated Balance Sheet, and not reported in the Consolidated Statements of Income. For the years ended August 31, 2006, 2005 and 2004, there was no unrealized change in fair value of the investments in ARS at any period end, and accordingly, no amounts were recorded as a separate component of accumulated other comprehensive income/loss. Income earned on these investments (including realized gains and losses) is reported as a component of Interest Income, Net, in the Consolidated Statements of Income.

At August 31, 2004, the Company had investments in ARS of $50 million, which were previously reported as a component of Cash and Cash Equivalents in the Consolidated Balance Sheets, due to the Company's assessment of the ARS being readily convertible to cash. During the year ended August 31, 2005, the $50 million investment noted at August 31, 2004 was liquidated.

However, since the original maturities of these securities are long-term in nature, the Company has corrected the 2005 and 2004 cash flow presentation of this activity by presenting it as cash flows from investing activities in the Consolidated Statements of Cash Flows. This change resulted in a $50 million decrease in cash flows from investing activities for 2004 and a corresponding $50 million increase in cash flows from investing activities for 2005 from the amounts previously reported. Also, the Cash and Cash Equivalents balance at August 31, 2004 on the Consolidated Statements of Cash Flows has been reduced to reflect this change. This reclassification had no impact on our Consolidated Statements of Income or Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income.

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

D&PL incurred in-process research and development ("IPR&D") and related transaction costs of $27.6 million in 2006 and $38.5 million in 2004 associated with the acquisitions of technology licenses and certain global cottonseed assets (see Note 16). The value assigned to acquired in-process technology was determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technology feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability. Cash paid for the acquisition of IPR&D is included in cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

Fair Value of Financial Instruments

The fair value of D&PL's financial instruments at August 31, 2006 and 2005, which include cash, marketable securities, receivables, derivatives, accounts payable, and payments to be made to Syngenta, approximates their carrying value.

Income Taxes

D&PL uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws.

Revenue Recognition

Revenues from domestic seed sales are recognized when seed is shipped. Revenues from Bollgard(R), Bollgard II(R), Roundup Ready(R), and Roundup Ready Flex(R) licensing fees are recognized when the seed is shipped. Domestically, the licensing fees charged to farmers for Bollgard, Bollgard II, Roundup Ready, and Roundup Ready Flex cottonseed are based on pre-established planting rates for each of nine geographic regions. International export revenues are recognized upon the later of when seed is shipped or the date letters of credit (or other instruments) are confirmed. Generally, international export sales are not subject to return. Generally, all other international revenues from the sale of planting seed, less estimated reserves for returns, are recognized when the seed is shipped.

All of D&PL's domestic seed products (including those containing Bollgard, Bollgard II, Roundup Ready, and Roundup Ready Flex technologies) are subject to return and credit risk, the effects of which vary from year to year. D&PL provides for estimated returns as sales occur. All significant returns occur or are accounted for by fiscal year end. The Company records monthly estimates to account for various sales incentive programs for seed and Monsanto's Bollgard, Bollgard II, Roundup Ready, and Roundup Ready Flex technologies. The majority of program rebates occur during the second, third and fourth quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end.

Research and Development

All research and development costs incurred to breed and produce experimental seed are expensed. Costs incurred to produce sufficient quantities of planting seed needed for commercialization are carried as inventory until such seed is sold. Cotton lint and other by-products of seed production are also carried as inventory until sold.

Accounting for Stock-Based Compensation

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R") utilizing the modified prospective approach. Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on September 1, 2005 and are subsequently modified or cancelled. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered as of September 1, 2005, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes previously under SFAS No. 123, "Accounting for Stock-Based Compensation." ("SFAS No. 123") Prior periods were not restated to reflect the impact of adopting SFAS No. 123R. The Company elected to use the alternative (shortcut) method to determine the amount of excess tax benefits that would have been recognized in additional paid-in capital had the Company previously adopted SFAS No. 123 for recognition purposes.

Prior to the adoption of SFAS No. 123R, the Company accounted for employee stock options and other equity-based compensation awards using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees."

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

Impairment of Long-Lived Assets

D&PL assesses recoverability and impairment of identifiable intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recorded goodwill is tested annually during the fourth quarter of each fiscal year for impairment by comparing its implied fair value to its carrying value. Based on management's impairment tests during the fourth quarters of 2006 and 2005, management determined that none of the goodwill was impaired. For other long-lived assets, D&PL determines if the unamortized balance can be recovered through projected future operating cash flows. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized, and D&PL continues to amortize its other long-lived assets based on the remaining estimated useful life.

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

Recently Issued Financial Accounting Standards

SFAS 154 - Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3". Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Therefore, the Company adopted this standard beginning in September 2006. Since this standard applies to both voluntary changes in accounting principles, as well as those that may be mandated by standard-setting authorities, it is not possible to estimate the impact that the adoption of this standard will have on D&PL's financial position and results of operations.

SFAS 157 - Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in accordance with United States generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the fiscal year that begins after November 15, 2007. The Company will adopt this standard beginning in September 2008. Currently, the Company is evaluating the impact that this new standard will have on its financial position and results of operations.

SFAS 158 - Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88, 106 and 132(R). In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88, 106, and 132(R)". This statement requires an employer with a defined benefit pension plan to (1) recognize the funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87 or FASB Statement No. 106, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position, and (4) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Adoption of SFAS No. 158 is required by the end of the fiscal year that ends after December 15, 2006. Therefore, the Company will adopt this standard by August 31, 2007. The Company is presently evaluating the impact that adopting SFAS 158 will have on its financial position and results of operations.

FIN 48 - Accounting for Uncertainty in Income Taxes. In July 2006, FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on the technical merits as of the reporting date. FIN 48 further requires that interest that the tax laws require to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. FIN 48 also requires additional disclosures of unrecognized tax benefits, including a reconciliation of the beginning and ending balances. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, the Company expects to implement FIN 48 beginning on September 1, 2007. The Company is presently evaluating the impact that adopting FIN 48 will have on its financial position and results of operations.

SAB 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In September 2006, staff from the Securities and Exchange Commission issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). This standard provides guidance on the approach that companies must follow in quantifying misstatements of their financial statements. Specifically, SAB 108 requires companies to apply two approaches when evaluating the materiality of misstatements of the financial statements. First, SAB 108 requires companies to evaluate materiality using a "roll-over approach" in which companies quantify a misstatement based on the amount of the error originating in the current year income statement, ignoring the effect of correcting the portion of the current-year balance sheet misstatement that originated in prior years. Second, SAB 108 requires companies to evaluate materiality using an "iron curtain approach" in which companies quantify a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company is still evaluating the impact that adopting this standard may have on its financial position and results of operations.

2.   INVENTORIES

Inventories at August 31, consisted of the following (in thousands):

                                              2006                   2005
                                      -------------------    -------------------

       Finished goods                 $           22,102     $          19,713
       Raw materials                              17,353                13,156
       Growing crops                               1,844                   818
       Supplies                                      805                 1,101
                                      -------------------    -------------------
                                                  42,104                34,788
       Less reserves                             (10,504)               (8,163)
                                      -------------------    -------------------
                                      $           31,600     $          26,625
                                      ===================    ===================

Finished goods and raw material inventory is valued at the lower of average cost or market. Growing crops are recorded at cost. Elements of cost in inventories include raw materials, direct production costs, manufacturing overhead and immaterial general and administrative expenses. Inventory reserves relate to estimated damaged, obsolete and excess inventory. The provision recorded for damaged, obsolete and excess inventory for the years ended August 31, 2006, 2005 and 2004 was approximately $11,300,000, $12,997,000, and $12,299,000, respectively. See Note 15 for a description of inventory hedging activities related to soybeans.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at August 31, consisted of the following (in thousands):

                                              2006                   2005
                                      -------------------    -------------------

       Land and improvements          $           6,501      $           6,263
       Buildings and improvements                45,282                 43,018
       Machinery and equipment                   67,635                 63,142
       Germplasm                                  7,500                  7,500
       Breeder and foundation seed                2,000                  2,000
       Construction in progress                   2,974                  2,564
                                      -------------------    -------------------
                                                131,892                124,487
       Less accumulated depreciation            (70,826)               (64,329)
                                      -------------------    -------------------
                                      $          61,066      $          60,158
                                      ===================    ===================

Depreciation expense was approximately $8,842,000, $8,250,000 and $7,980,000 in 2006, 2005, and 2004, respectively.

4.    INTANGIBLES

The components of identifiable intangible assets at August 31, consisted of the following (in thousands):

                                                       2006                                  2005
                                        ------------------------------------  ------------------------------------
                                             Gross           Accumulated           Gross           Accumulated
                                        Carrying Amount      Amortization      Carrying Amount     Amortization
                                        -----------------  -----------------  -----------------  -----------------
       Trademarks                       $          3,182   $        (1,037)   $          3,182   $          (958)
       Commercialization agreements                  400              (149)                400              (121)
       Licenses                                    3,388              (417)              1,100              (192)
       Patents                                     2,309              (245)              1,640              (116)
       Other                                       2,039            (1,194)              2,096            (1,071)
                                        -----------------  -----------------  -----------------  -----------------
                                        $         11,318   $        (3,042)   $          8,418   $        (2,458)
                                        =================  =================  =================  =================

Amortization expense for identifiable intangible assets during the years ended August 31, 2006, 2005, and 2004 was approximately $550,000, $410,000, and
$380,000, respectively. Identifiable intangible asset amortization expense is estimated to be $360,000 from 2007 to 2009 and $350,000 in 2010 and 2011.

On December 29, 2005, D&PL acquired Vikki's Agrotech Pvt. Ltd. ("Vikki's), an Indian cottonseed company, for cash of approximately $2.6 million. The results of Vikki's operations have been included in D&PL's Consolidated Statements of Operations from the date of acquisition. The allocation of the purchase price resulted in approximately $2.3 million allocated to licenses. Pro forma results of operations for the year ended August 31, 2006, if the acquisition had occurred at the beginning of the year, would not have been materially different than reported results for the year.

5.     INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax Cotton, LLC, a limited liability company jointly owned with Verdia, Inc. Verdia was acquired by DuPont on July 2, 2004. Established in May 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cottonseed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the United States. and other cotton-producing countries in the world. For the years ended August 31, 2006, 2005 and 2004, D&PL's equity in the net loss of DeltaMax was $3,089,000, $2,787,000, and $3,551,000, respectively.

6.     LONG-TERM DEBT

The amounts reported in the Consolidated Balance Sheets as "Current Maturities of Long-Term Debt" and "Long-Term Debt" at August 31, 2006 primarily relate to payments to be made to Syngenta Crop Protection AG ("Syngenta") related to the acquisition of certain licenses in 2004. See Note 16 for more information on the transaction.

7.   ACCRUED EXPENSES

Accrued expenses at August 31, consisted of the following (in thousands):

                                              2006                   2005
                                       ------------------     ------------------
 Bollgard(R), Bollgard II(R), Roundup
  Ready(R), and Roundup Ready
  Flex(R) royalties and related
  expenses due to Monsanto                 $  211,368             $  179,412
 Sales allowances                              26,865                 15,106
 Dividends                                      5,462                  5,419
 Other accrued expenses                        31,948                 21,887
                                       ------------------     ------------------
                                           $  275,643             $  221,824
                                       ==================     ==================

8.   INCOME TAXES

The provisions for income taxes for the years ended August 31, consisted of the following (in thousands):

                                                                           2006                  2005                2004
                                                                     ------------------   ------------------   -----------------
         Current-
           Federal                                                   $         21,217     $         18,606     $         12,078
           State                                                                2,725                1,997                1,226
         Deferred-
           Federal                                                            (12,464)               1,813              (10,232)
           State                                                               (1,729)                 230               (1,678)
                                                                     ------------------   ------------------   -----------------
                                                                     $          9,749     $         22,646     $          1,394
                                                                     ==================   ==================   =================

The differences between the statutory federal income tax rate and the effective tax rate are as follows:

                                                                            2006                2005                 2004
                                                                      -----------------   ------------------   ------------------
        Statutory rate                                                          35.0%               35.0%                35.0%
        Increases (decreases) in tax resulting from:
           State taxes, net of federal tax benefit                               2.2                 2.2                 (4.4)
           Federal tax incentives                                               (5.5)               (1.1)                (9.3)
           Foreign activities                                                   (0.6)               (1.0)                (3.1)
           Nondeductible merger costs                                            2.7                   -                    -
           Other                                                                (1.3)               (0.4)                 2.6
                                                                      -----------------   ------------------   ------------------
        Effective tax rate                                                      32.5%               34.7%                20.8%
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

Deferred income taxes at August 31, consisted of the following (in thousands):

                                                                                      2006                   2005
                                                                               -------------------    -------------------
       Deferred tax assets:
             Inventory                                                         $           3,815      $           2,954
             Pension                                                                         463                  1,984
             Reserves                                                                      4,207                  2,194
             Capitalized licenses and intangibles                                         22,273                 12,965
             Other                                                                         1,303                    191
                                                                               -------------------    -------------------
                                                                               $          32,061      $          20,288
                                                                               ===================    ===================
       Deferred tax liabilities:
             Property                                                          $          (1,656)     $          (3,172)
             Other                                                                          (173)                   (53)
                                                                               -------------------    -------------------
                                                                                          (1,829)                (3,225)
                                                                               -------------------    -------------------
             Net deferred income taxes                                         $          30,232      $          17,063
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

9.   LEASES

D&PL leases a portion of the real estate and machinery and equipment used in its operations under operating lease arrangements. Substantially all rent expense is recorded as cost of sales. D&PL does not have any capital leases. Approximate future minimum rental payments after 2006 under operating leases with initial or remaining non-cancelable terms in excess of one year are as follows:

                                       2007       $    995,000
                                       2008       $    455,000
                                       2009       $    244,000
                                       2010       $     34,000
                                       2011       $          -

Rent and lease expense approximated $3,150,000, $3,059,000, and $2,558,000 in 2006, 2005 and 2004, respectively.

10.  Credit Facility

On April 15, 2005, Delta and Pine Land Company and certain of its subsidiaries entered into an unsecured $75 million credit agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank"). The Credit Agreement provides for unsecured revolving loans up to a maximum aggregate amount outstanding of $75 million, plus Letters of Credit which were outstanding prior to the execution of the Credit Agreement in the amount of approximately $2 million. Of the total commitment, $50 million represents a seasonal commitment available from October to July of each year. The Credit Agreement was set to expire on July 31, 2006, however, on December 5, 2005, pursuant to the Company's request as provided for in the Credit Agreement, the Company and the Bank agreed to extend the Credit Agreement until July 31, 2007, at which time all outstanding amounts under the Credit Agreement will be due and payable, subject to the Company's right to request an additional one-year extension and the Bank's acceptance of that request.

In general, borrowings under the Credit Agreement bear interest at a rate calculated according to a Eurodollar rate, plus 0.55%. The Eurodollar rate is generally the 30-day, 60-day or 90-day LIBOR rate. The Company is also required to pay an annual fee of 0.125% of the daily-unused portion of the Credit Agreement. The primary financial covenant requires the Company's funded indebtedness under the Credit Agreement to not exceed 50% of certain current and long-term assets, defined in the Credit Agreement and determined as of the last day of each fiscal quarter.

During the year ended August 31, 2006, the maximum amount borrowed was $45 million under the Credit Agreement, which was repaid by August 31, 2006. As such, other than the existing Letters of Credit discussed above, there were no loans outstanding under the Credit Agreement as of August 31, 2006.

11.  EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

Substantially all full-time employees are covered by a noncontributory defined benefit plan (the "Plan"). Benefits are paid to employees, or their beneficiaries, upon retirement, death or disability based on their final average compensation over the highest consecutive five years. D&PL's funding policy is to make contributions to the Plan that is at least equal to the minimum amounts required to be funded in accordance with the provisions of ERISA. D&PL expects to contribute approximately $2 million to the Plan in 2007.

Effective January 1992, D&PL adopted a Supplemental Executive Retirement Plan (the "SERP"), which will pay supplemental pension benefits to certain employees whose benefits from the Plan were decreased as a result of certain changes made to the Plan. The benefits from the SERP will be paid in addition to any benefits the participants may receive under the Plan and will be paid from Company assets, not Plan assets. D&PL did not contribute funds to the SERP in 2006 and does not expect to contribute funds to the SERP in 2007.

The measurement of Plan and SERP assets and obligations was performed as of June
30. The following table provides a reconciliation of the changes in the Plan's and SERP's benefit obligations and fair value of assets over the two-year period ended August 31, 2006, and a statement of the funded status as of August 31, 2006 and 2005.

                                                                Plan                                      SERP
                                                --------------------------------------   ---------------------------------------
                                                     2006                 2005                2006                 2005
                                                -----------------    -----------------   ------------------   ------------------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at beginning of year         $     22,264,000     $     17,866,000    $       633,000      $       607,000
     Service cost                                      1,092,000              853,000                  -                    -
     Interest cost                                     1,150,000            1,094,000             32,000               36,000
     Actuarial (gain) loss                            (2,454,000)           3,142,000            (51,000)              39,000
     Benefits paid                                      (693,000)            (691,000)           (55,000)             (49,000)
                                                -----------------    -----------------   ------------------   ------------------
Benefit obligation at end of year               $     21,359,000     $     22,264,000    $       559,000      $       633,000
                                                =================    =================   ==================   ==================

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year  $     14,293,000     $     13,215,000    $       299,000      $       339,000
     Actual return on plan assets                        832,000              356,000             21,000               10,000
     Company contributions                             3,700,000            1,500,000                  -                    -
     Benefits paid                                      (693,000)            (691,000)           (55,000)             (49,000)
     Expenses                                           (133,000)             (87,000)            (1,000)              (1,000)
                                                -----------------    -----------------   ------------------   ------------------
Fair value of plan assets at end of year        $     17,999,000     $     14,293,000    $       264,000      $       299,000
                                                =================    =================   ==================   ==================

Funded status                                   $     (3,359,000)    $     (7,971,000)   $      (295,000)       $    (334,000)
Unrecognized prior service cost                                -               15,000                  -                    -
Unrecognized net loss (gain)                           6,661,000            9,354,000            (48,000)              56,000
                                                -----------------    -----------------   ------------------   ------------------
Prepaid (accrued) pension cost                  $      3,302,000     $      1,398,000    $      (343,000)     $      (278,000)
                                                =================    =================   ==================   ==================

                                                                Plan                                      SERP
                                                --------------------------------------   ---------------------------------------
                                                      2006                 2005                2006                 2005
                                                -----------------    -----------------   ------------------   ------------------
AMOUNTS REFLECTED IN THE BALANCE SHEET AT
  AUGUST 31:
     Prepaid (accrued) benefit cost             $      3,302,000     $      1,398,000    $      (343,000)     $      (278,000)
     Minimum pension liability                        (4,436,000)          (7,104,000)                 -              (56,000)
     Accumulated other comprehensive loss              4,436,000            7,089,000                  -               56,000
     Intangible asset                                          -               15,000                  -                    -
                                                -----------------    -----------------   ------------------   ------------------
                                                $      3,302,000     $      1,398,000    $      (343,000)     $      (278,000)
                                                =================    =================   ==================   ==================

The accumulated benefit obligation for the Plan was $19,133,000 and $19,999,000 as of August 31, 2006 and 2005, respectively. The accumulated benefit obligation for the SERP was $559,000 and $633,000 as of August 31, 2006 and 2005, respectively.

Periodic Pension Expense:

                                                  Plan                                       SERP
                                 ----------------------------------------- -----------------------------------------
                                    2006          2005           2004         2006           2005          2004
                                 ------------  ------------  ------------- ------------  -------------  ------------
Service cost                     $ 1,092,000    $  853,000     $  832,000   $       -     $        -     $     9,000
Interest cost on projected
  benefit obligation               1,150,000     1,094,000        989,000      32,000         36,000          35,000
Expected return on assets         (1,179,000)   (1,088,000)      (921,000)    (23,000)       (26,000)        (28,000)
Recognized loss (gain)               718,000       406,000        472,000      56,000         (2,000)         50,000
Amortization of prior service
  cost                                15,000         3,000          3,000           -              -               -
                                 ------------  ------------  ------------- ------------  -------------  ------------
Net periodic pension expense     $ 1,796,000   $ 1,268,000    $ 1,375,000   $  65,000     $    8,000     $    66,000
                                 ============  ============  ============= ============  =============  ============

Company contributions            $ 3,700,000   $ 1,500,000    $ 2,700,000   $       -     $        -     $         -
                                 ============  ============  ============= ============  =============  ============


                                                                    Plan                                      SERP
                                                    --------------------------------------   ---------------------------------------
                                                          2006                2005                 2006                 2005
                                                    -----------------   ------------------   ------------------   ------------------
Weighted-average assumptions used to determine
benefit obligations at August 31:
     Discount rate                                              6.25%               5.25%                6.25%                5.25%
     Rate of compensation increases                             3.50%               3.50%                3.50%                3.50%

Weighted-average assumptions used to determine
net periodic benefit cost for years ended
August 31:
     Discount rate                                              5.25%               6.25%                5.25%                6.25%
     Expected long-term return on plan assets                   8.50%               8.50%                8.50%                8.50%
     Rate of compensation increase                              3.50%               4.00%                3.50%                4.00%

The expected long-term rate of return assumptions for each asset class are selected based on historical relationships between the asset classes and the economic and capital market environments updated for current conditions.

D&PL's Plan and SERP asset allocations as of the measurement dates of June 30, 2006 and 2005 are as follows:

                                                                Plan                                      SERP
                                                --------------------------------------   ---------------------------------------
                                                      2006                 2005                2006                 2005
                                                -----------------    -----------------   ------------------   ------------------
Asset Category
     Common stocks                                            80%                  70%                 69%                  73%
     Preferred stocks                                         16%                  15%                 25%                  26%
     Temporary investments                                     4%                  15%                  6%                   1%
                                                -----------------    -----------------   ------------------   ------------------
     Total                                                   100%                 100%                100%                 100%
                                                =================    =================   ==================   ==================

The Plan and SERP plan assets are managed by independent portfolio managers as balanced accounts with assets invested in fixed income securities (including preferred stocks, corporate bonds and debentures) and equities (including common stocks). The target range for asset allocation is 20% to 40% for fixed income securities and 60% to 80% for equities.

A primary risk control is the limiting of any one equity position to no more than 8% of the value of the equity portion of the portfolio. No derivatives are used in portfolio construction. No Plan or SERP assets were invested in D&PL common stock at June 30, 2006 or 2005.

At August 31, 2006, total future Plan and SERP benefits are estimated as follows:

                                                Plan                 SERP
                                         -----------------    -----------------

     2007                                $        789,000     $         59,000
     2008                                         834,000               59,000
     2009                                         905,000               59,000
     2010                                         989,000               59,000
     2011                                         999,000               59,000
     Years 2012-2016                            5,765,000              295,000

Defined Contribution Plan

D&PL sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees of D&PL. D&PL, at its option, may elect to make matching contributions to the Plan. No matching contributions were made in 2006, 2005 or 2004.

12.  MAJOR CUSTOMERS

In 2006, 2005 and 2004, seed sales to each of four customers and the related licensing fees ultimately billed to farmers for sales made by these customers for transgenic products comprised more than 10% of total sales and licensing fees. The table below presents the approximate amount of annual sales and licensing fees to each of the customers. These amounts were reported in D&PL's domestic segment.

    Customer            2006                  2005                  2004
 ---------------  ------------------   -------------------   -------------------
      A                $53,398,000           $41,245,000           $38,820,000
      B                 94,834,000            77,865,000            66,156,000
      C                 82,628,000            69,306,000            55,388,000
      D                 41,094,000            22,173,000            20,327,000

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

Information about D&PL's segments for the years ended August 31, is as follows (in thousands):

                                             2006                  2005                  2004
                                        ---------------       ---------------       ---------------
Net sales and licensing fees
     Domestic                           $     388,824         $     325,621         $       276,410
     International                             28,809                40,464                  36,355
                                        ---------------       ---------------       ---------------
                                        $     417,633         $     366,085         $       312,765
                                        ===============       ===============       ===============

Net sales and licensing fees
     Cottonseed                         $     394,062         $     342,918         $       282,233
     Soybean seed                              21,210                21,051                  26,951
     Other                                      2,361                 2,116                   3,581
                                        ---------------       ---------------       ---------------
                                        $     417,633         $     366,085         $       312,765
                                        ===============       ===============       ===============

Operating income
     Domestic                           $      44,132         $      64,786         $        17,199
     International                             (1,984)                6,929                   4,361
                                        ---------------       ---------------       ---------------
                                        $      42,148         $      71,715         $        21,560
                                        ===============       ===============       ===============

Capital expenditures
     Domestic                           $       8,423         $       4,200         $        4,240
     International                              1,268                 2,469                  1,809
                                        ---------------       ---------------       --------------
                                        $       9,691         $       6,669         $        6,049
                                        ===============       ===============       ==============

Depreciation and amortization
     Domestic                           $       7,376         $       6,836         $        6,762
     International                              2,016                 1,825                  1,602
                                        ---------------       ---------------       --------------
                                        $       9,392         $       8,661         $        8,364
                                        ===============       ===============       ==============


Information about the financial position of D&PL's segments as of August 31, is as follows (in thousands):

                                             2006                  2005
                                        ---------------       ---------------
Long-term assets
    Domestic                            $       78,689        $       65,898
    International                               18,298                16,607
                                        ---------------       ---------------
                                        $       96,987        $       82,505
                                        ===============       ===============

Total assets
    Domestic                            $      477,393        $      408,784
    International                               28,861                30,400
                                        ---------------       ---------------
                                        $      506,254        $      439,184
                                        ===============       ===============

14.  RELATED PARTY TRANSACTIONS

During 2006, 2005 and 2004, a partner of a law firm that represents D&PL was also a stockholder and D&PL's corporate secretary. D&PL paid legal fees to this firm of approximately $1,577,000, $962,000, and $929,000 in 2006, 2005 and 2004,
respectively.

During 2006, 2005 and 2004, DeltaMax paid Temasek Life Science Laboratory ("TLL") approximately $1,929,000, $1,465,000 and $1,118,000, respectively, for research activities TLL conducted for DeltaMax. TLL is a related party of Temasek Capital and Temasek Holdings. Dr. Chua, a member of the board of directors of D&PL, was the Chief Scientific Advisor of Temasek Capital from April 2001 to March 2003 and was appointed to be Corporate Advisor to Temasek Holdings in April 2003 through March 2006, and has advised TLL since April 2004. Dr. Chua has been a paid consultant to Pioneer Hi-Bred International, Inc., a DuPont subsidiary, for several years and continues in this capacity. In July 2004, DuPont acquired Verdia, Inc., which owns 50% of DeltaMax (see Note 5).

15. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated other comprehensive loss includes the following related to the Company's soybean hedging program for the years ended August 31, 2006 and 2005 (in thousands):

                                                                                      2006                   2005
                                                                               -------------------    -------------------

       Deferred net gain (loss), beginning of year                                 $        224            $      (134)

            Net losses on hedging instruments arising during the year                      (122)                  (116)
            Reclassification adjustment of (gains) losses on hedging
                 instruments to earnings                                                   (238)                   474
                                                                               -------------------    -------------------
       Net change in accumulated other comprehensive loss                                  (360)                   358
                                                                               -------------------    -------------------
       Deferred net (loss) gain, end of year                                       $       (136)           $       224
                                                                               ===================    ===================

The deferred net loss of $136,000 included in accumulated other comprehensive loss at August 31, 2006 will be recognized in earnings within the next twelve months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions.

For the years ended August 31, 2006 and 2005, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges.

16. IN-PROCESS RESEARCH AND DEVELOPMENT

DuPont Technology Licenses. On June 30, 2006, we acquired licenses from E.I. duPont de Nemours & Company ("DuPont") and DuPont's affiliates, Pioneer Hi-Bred International, Inc. ("Pioneer") and Verdia, Inc. ("Verdia"), for the Optimum GAT trait in cotton and soybeans. The Optimum GAT trait, developed by DuPont, will provide farmers with expanded weed control options and help optimize yield. This herbicide tolerance technology makes plants tolerant to both glyphosate and ALS herbicides, including sulfonylurea herbicides. Previously, DuPont announced plans to commercialize Optimum GAT in Pioneer(R) brand corn and soybeans and also secured significant outlicense agreements. We and DuPont, through its

Pioneer subsidiary, are partners in the DeltaMax joint venture, which was initially formed to develop and commercialize glyphosate-only tolerance in cotton. We paid $20.5 million in connection with this transaction. Technology fee sharing for the Optimum GAT technology is essentially consistent with the existing terms in the DeltaMax Collaboration agreement. We also reached an agreement to license soybean lines suitable for planting in the Southern soybean market through the involvement of GreenLeaf Genetics LLC.

For the year ended August 31, 2006, we recorded a charge of $20.5 million related to the write-off of acquired IPR&D and related transaction costs. These technologies have not yet reached technological feasibility and have no alternative future use. Accordingly, the amount paid for the licenses was expensed in the 2006 Consolidated Statements of Income on the acquisition date.

Syngenta Global Cottonseed Assets. In May 2006, D&PL purchased selected assets of Syngenta's global cottonseed business for $7.0 million, which was comprised of certain cottonseed germplasm in the United States, India and certain other countries, and certain equipment and a sublease of buildings and land at Syngenta India Ltd.'s research farm at Aurangabad, India, and agreed to make employment offers to four employees of Syngenta India Ltd.'s cotton breeding program.

Syngenta retained rights to use two specific cotton lines for transgenic trait development. In addition to usual corporate warranties, Syngenta warranted (with specific exceptions) exclusive ownership and freedom to use the acquired Products and the absence of transgenes not intended to be components of the acquired Products.

The hybrid germplasm acquired in India will require regulatory approval in that country before it can be offered for commercial sale. The germplasm acquired in the United States contains Syngenta's VipCot technology, which we acquired a license to in 2004 (see below), and which also requires regulatory approval in the United States. Since these assets have no alternative future use if such regulatory approvals are not obtained, the entire purchase price was expensed in the 2006 Consolidated Statements of Income on the acquisition date as the write-off of acquired IPR&D.

Syngenta Technology Licenses. In August 2004, D&PL entered into an acquisition agreement with Syngenta to purchase global licenses to develop and commercialize Syngenta's insect resistance technology in cottonseed. In addition, D&PL purchased licenses to a wide range of other Syngenta enabling technologies that may be useful in developing new products for use in cottonseed and soybean seed. In return for the licenses, D&PL is to pay Syngenta approximately $46.8 million in installments due primarily through the first quarter of 2008. Under the acquisition agreement, D&PL paid Syngenta $14.1 million at closing in 2004 and paid Syngenta $5.8 million during 2005 and $10.15 million in 2006. D&PL is further required to make future payments of $5.95 million in 2007, and $1.6 million in 2008. Of the $46.8 million purchase price, contingent payments of $1.6 million in 2008, $3.1 million in 2009, $3.0 million in 2010, and $1.5 million in 2011 may also have to be made under the agreements.

At the purchase date, an amount equal to the present value of the payments required to be made was capitalized as an intangible asset of $36.23 million, and then expensed in the 2004 Consolidated Statements of Income, as the technologies to which D&PL purchased licenses were IPR&D projects that had not yet reached technological feasibility and had no alternative future use. Payments to be made after the first quarter of 2008 are contingent on certain events occurring, and thus were not included in the amount capitalized and then written off as IPR&D. Related transaction costs of approximately $2.3 million, primarily related to professional fees, are also included in the caption "In-process research and development and related transaction costs" in the Consolidated Statements of Income.

The present value of the amounts to be paid through the first quarter of 2008 was computed based on discount rates that approximated borrowing rates that D&PL would incur on borrowings with similar maturities as the payments required to be made. Accordingly, the discount rate used for the payments to be made one, two and three and one-half years after the purchase date was 3.28%, 3.84% and 4.25%, respectively. The amount due to Syngenta within the next twelve months is reported in the Consolidated Balance Sheet as "Notes Payables and Current Maturities of Long-Term Debt" under Current Liabilities. The balance of the remaining payments due through the first quarter of 2008 is reported as "Long-Term Debt."

17.   COMMITMENTS AND CONTINGENCIES

Merger with Monsanto

The August 14, 2006 Merger Agreement signed by D&PL and Monsanto contains various provisions related to the possible termination of the Merger Agreement if certain events occur or do not occur, as the case may be. Depending upon the termination event, one of the following may occur: (i) Monsanto may be required to pay D&PL a termination payment of $600 million; (ii) the royalty paid to Monsanto under certain licenses with D&PL may be reduced; or (iii) D&PL may be required to pay Monsanto a termination payment of $15 million. The termination events also impact various dispute and litigation issues pending between D&PL and Monsanto, which are described more fully below in this footnote.

Product Liability Claims

D&PL is named as a defendant in various lawsuits that allege, among other things, that certain of D&PL's products (including those containing Monsanto's technology) did not perform as the farmer had anticipated or expected. In some of these cases, Monsanto and/or the dealer or distributor who sold the seed are also named as defendants. In all cases where the seed sold contained either or both of Monsanto's Bollgard and/or Roundup Ready gene technologies, and where the farmer alleged a failure of one or more of those technologies, D&PL has tendered the defense of the case to Monsanto and requested indemnity. Pursuant to the terms of the February 2, 1996 Bollgard Gene License and Seed Services Agreement (the "Bollgard Agreement") and the February 2, 1996 Roundup Ready Gene License and Seed Services Agreement (the "Roundup Ready Agreement") (both as amended December 1999, January 2000, March 2003, and August 2006 and the Roundup Ready Agreement as additionally amended July 1996), D&PL has a right to be contractually indemnified by Monsanto against all claims arising out of the failure of Monsanto's gene technology. Pharmacia remains liable for Monsanto's performance under these indemnity agreements. Some of the product liability lawsuits contain varietal claims which are aimed solely at D&PL. D&PL does not have a right to indemnification from Monsanto for any claims involving varietal characteristics separate from or in addition to the failure of the Monsanto technology. D&PL believes that the resolution of these matters will not have a material adverse impact on the consolidated financial statements. D&PL intends to vigorously defend itself in these matters.

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

Since July 2003, D&PL and Monsanto have been involved in alternative dispute resolution proceedings and arbitration pertaining to matters under, among other agreements, the Bollgard and Roundup Ready Licenses for the United States. On August 14, 2006, Monsanto, D&PL and D&M Partners entered into an Arbitration Settlement Agreement under which certain provisions in the Bollgard and Roundup Ready Licenses and the Marketing Services Agreement were amended to resolve issues in dispute and all claims and counterclaims alleged in this arbitration (including Monsanto's claims to terminate the license rights of D&PL and D&M Partners) were released and dismissed with prejudice. No monetary payments were required from any of Monsanto, D&PL or D&M Partners for the settlement.

On February 17, 2006, D&PL initiated a dispute resolution proceeding under the 1996 Option Agreement and the 2002 Bollgard Gene License on the issue of whether Monsanto's implementation of a farmer licensing system for the Bollgard gene technology in Brazil violates D&PL's and its local affiliates' rights to an exclusive license to develop, produce and sell Bollgard planting seed in Brazil. On March 27, 2006, D&PL submitted this issue to arbitration before the American Arbitration Association ("AAA"). As part of this arbitration, D&PL sought to enjoin Monsanto's implementation of its farmer licensing system and is seeking damages incurred by D&PL and its affiliates. In July 2006, the Arbitration Panel conducted a preliminary hearing. The Panel denied a preliminary injunction without prejudice to granting a permanent injunction upon final hearing. On August 14, 2006, Monsanto and D&PL entered into a settlement agreement under which further proceedings in this arbitration are stayed pending the proposed merger between Monsanto and D&PL and/or a mutually agreed resolution of this dispute, provided that net technology fees collected under the farmer licensing system during the period of stay will be divided between Monsanto and its affiliates and D&PL and its affiliates in a ratio of 56%/44%. Pursuant to this settlement agreement, litigation by D&PL against Monsanto in New Castle County,

Delaware, and by Monsanto against D&PL and its affiliates in St. Louis County, Missouri, related to this arbitration was dismissed with prejudice. MDM Sementes de Algodao Limitada, D&PL's affiliate in Brazil, is proceeding with a planned launch of sales of cotton seed containing Bollgard gene technology in Brazil in the 2007 sales season.

On June 16, 2006, D&PL submitted to arbitration before the AAA issues involving D&PL's rights to exclusive rights to Bollgard technology in two additional Ex-United States countries and D&PL's rights to more favorable license terms under its United States Bollgard and Bollgard II Licenses. Pursuant to settlement agreements entered into on August 14, 2006, the arbitration with respect to the exclusive licenses in the two Ex-United States countries and a dispute resolution proceeding involving the confidentiality provisions of the Bollgard and Roundup Ready Licenses were stayed pending the merger between Monsanto and D&PL. The arbitration of the issue involving most favored licensee provisions was dismissed with prejudice.

On February 28, 2006, D&PL filed suit in the Circuit Court of Dunklin County, Missouri, seeking to recover Soybean Seed Services Fees in the amount of approximately $2.2 million which Monsanto had refused to pay D&PL with respect to soybean seed containing Monsanto's Roundup Ready technology sold by D&PL during the 2005 planting season. The suit also sought a declaratory judgment that D&PL's payments of royalties under its Roundup Ready Soybean License have been correctly calculated and paid during the years 2002 to 2005. Pursuant to a settlement agreement entered into on August 14, 2006, Monsanto paid D&PL the $2.2 million in dispute; payments under the Roundup Ready Soybean License for the 2006 growing season were made under the existing terms of that license; for the 2007 and subsequent growing seasons, this license was amended with respect to payments of royalties on seed sold for replanting; and this litigation was dismissed with prejudice.

D&PL vs. Monsanto Company and Pharmacia Corporation

On December 20, 1999, Monsanto withdrew its pre-merger notification filed pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("H-S-R Act") effectively terminating Monsanto's efforts to gain government approval of the merger of Monsanto with D&PL under the May 8, 1998 Merger Agreement (the "1998 Merger Agreement"). On December 30, 1999, D&PL filed suit in the First Judicial District of Bolivar County, Mississippi, seeking, among other things, the payment of the $81 million termination fee due pursuant to the 1998 Merger Agreement, compensatory damages and punitive damages. On January 2, 2000, D&PL and Monsanto reached an agreement whereby D&PL would withdraw the suit, without prejudice, for the purpose of negotiating a settlement of D&PL's claims, and Monsanto would immediately pay the $81 million. On January 3, 2000, Monsanto paid to D&PL the termination fee of $81 million as required by the 1998 Merger Agreement. On January 18, 2000, after unsuccessful negotiations, D&PL re-filed its suit, (the "1998 Merger Litigation"). D&PL seeks in excess of $1 billion in compensatory and $1 billion in punitive damages for breach of the 1998 Merger Agreement.

On September 12, 2003, Monsanto amended its answer to include four counterclaims against D&PL. Monsanto is seeking an unspecified amount of damages for its counterclaims, including the $81 million paid by Monsanto to D&PL as a termination fee and related expenses. D&PL answered the counterclaims, denying all liability. On December 21, 2004, Monsanto filed a motion to amend its answer to withdraw two of its four counterclaims. On February 17, 2005, D&PL filed a motion with the trial court to amend its complaint to add a claim against Monsanto for fraudulently inducing D&PL to extend the deadline to complete the merger with Monsanto. The Mississippi Supreme Court has stayed the proceedings in this case pending the resolution of two interlocutory appeals filed by D&PL.

Pursuant to the Agreement and Plan of Merger between Monsanto, Monsanto Sub, Inc. and D&PL, entered into on August 14, 2006 (the "2006 Merger Agreement"), Monsanto and D&PL have agreed to take steps necessary to stay the 1998 Merger Litigation for a period of up to twelve months. On August 27, 2006, the Mississippi Supreme Court entered an Order staying proceedings in the 1998 Merger Litigation through February 27, 2007. The 2006 Merger Agreement provides the 1998 Merger Litigation will be dismissed with prejudice upon certain circumstances including (1) completion of the merger, (2) the merger is not completed by the Outside Date (as defined in the 2006 Merger Agreement) and certain regulatory approvals have not been obtained, or the completion of the merger is prevented by a law or order related to anti-trust or completion law,
(3) Monsanto breaches any covenant or agreement in the 2006 Merger Agreement in a material respect and fails to cure upon notice, (4) D&PL's board of directors approves, or D&PL enters into, an acquisition transaction with a party other than Monsanto, or (5) D&PL breaches the covenants and agreements in the 2006 Merger Agreement in a material respect and fails to cure upon notice. (In the circumstances described in items (2) and (3), Monsanto is required to pay D&PL $600 million in cash.) In the following circumstances, the stay of the 1998

Merger Litigation will terminate and the parties may then pursue any and all rights in that litigation: (1) D&PL's board of directors modifies or changes its recommendation or approval of the merger and at that time D&PL's board of directors has not received a proposal from a party other than Monsanto regarding an acquisition, (2) D&PL breaches its representations or warranties under the 2006 Merger Agreement and fails to cure upon notice, (3) the merger has not been completed by the Outside Date and there has been a material adverse change with respect to D&PL, or (4) the 2006 Merger Agreement is terminated by agreement of D&PL and Monsanto or for any reason other than as specified above.

18.   STOCKHOLDERS' EQUITY

Preferred Stock

Pursuant to the 2006 Merger Agreement executed with Monsanto, the Company is precluded from issuing additional shares of preferred stock.

Prior to the Merger Agreement executed with Monsanto, the board of directors of D&PL was authorized, subject to certain limitations prescribed by law, without further stockholder approval, to issue up to an aggregate of 2,000,000 shares of Preferred Stock, in one or more series, and to determine or alter the designations, preferences, rights and any qualifications, limitations or restrictions on the shares of each such series thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series.

In August 1996, the board of directors adopted a Stockholder Rights Plan ("Rights Plan") and declared a dividend of one preferred stock purchase right ("right") for each outstanding share of D&PL's common stock. Similar rights have been, and generally will be, issued in respect of common stock subsequently issued. Each right becomes exercisable, upon the occurrence of certain events, for one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.10 par value, at a purchase price of $175 per one one-hundredth of a Preferred Share, subject to adjustment. In the event that D&PL is acquired in a merger or other business combination transaction not approved by the board of directors, each holder of a right shall have the right to receive that number of shares of common stock of the surviving company which would have a market value of two times the exercise price of the right. Under the Rights Plan, 501,989 shares of Series A Junior Participating Preferred Stock have been reserved. The rights currently are not exercisable and will be exercisable only if a person or group acquires beneficial ownership of 15% or more of D&PL's outstanding shares of common stock. The rights, which expire on August 30, 2016, are redeemable in whole, but not in part, at D&PL's option at any time for a price of $0.01 per right.

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

Long-Term Incentive Plans

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

Prior to the adoption of SFAS No. 123R, the Company accounted for employee stock options and other equity-based compensation awards using the intrinsic value method of accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees." No compensation expense was previously recognized related to the Company's stock options because the number of shares was fixed at the grant date and each option's exercise price was set at or above the stock's fair market value on the date the option was granted. Under SFAS No. 123R, the Company charged to income approximately $3.3 million of compensation expense for stock options, Restricted Stock and Restricted Stock Units for the year ended August 31, 2006.

The 1995 Long-Term Incentive Plan, as amended and restated in March 2000 (the "LTIP"), allows for the awarding of stock options to officers, key employees and directors. Under the LTIP, options to purchase 5,120,000 shares (after effect of stock splits) of common stock of D&PL were available for grant. Shares subject to options and awards which expire unexercised are available for new option grants and awards under the LTIP. The Compensation Committee of the board of directors administers the Plan and has sole discretion regarding the exercisability of the option grants.

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

Options. The Company determines the fair value of stock option awards using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company's common stock. The Company uses historical data to estimate share option exercise and employee departure behavior used in the Black-Scholes option-pricing model. The expected term of share options granted is derived from the output of the option pricing model and represents the period of time that share options granted are expected to be outstanding. The risk-free rate is based on yields of United States Treasury securities with similar terms as the expected life of the options.

The Company recognized gross compensation cost associated with all of its outstanding stock option awards of $1.7 million, prior to a tax benefit of $553,000, for the year ended August 31, 2006, versus $0 in the prior year. At August 31, 2006, there was approximately $1.8 million of unrecognized compensation cost related to stock option awards, prior to an anticipated tax benefit of $685,000, which is expected to be recognized over the remaining employees' service periods over a weighted-average period of two years.

All outstanding options have a contractual term of 7 to 10 years. All stock option awards made prior to May 18, 2005 become exercisable ratably over a five-year service period. Stock option awards made on May 18, 2005 become exercisable 45 days after issuance. Stock option awards made subsequent to May 18, 2005 become exercisable ratably over a five-year service period. Under both the LTIP and the 2005 Stock Plan, all outstanding stock options become exercisable immediately upon a change in control of the Company. There were approximately 2.3 million stock options available for grant at August 31, 2006. There are no post-vesting restrictions related to outstanding stock options.

Additional information regarding stock options granted and outstanding is summarized below:

                                                                                               Aggregate
                                        Number of                                              Intrinsic
                                         Shares                  Price Range                     Value
                                      --------------     -----------------------------    --------------------
Outstanding at August 31, 2003            3,983,982       $     4.67         $  47.31
Granted                                      35,332            22.61            25.50
Exercised                                  (637,704)            4.67            22.36
Lapsed or canceled                          (51,977)            4.67            22.67
                                      --------------     ------------       ----------
Outstanding at August 31, 2004            3,329,633            10.69            47.31
Granted                                   1,170,548            26.02            30.06
Exercised                                  (766,109)           10.69            26.82
Lapsed or canceled                          (29,890)           17.78            26.82
                                      --------------     ------------       ----------
Outstanding at August 31, 2005            3,704,182            10.69            47.31
Granted                                      99,740            22.51            29.75
Exercised                                (1,058,055)           10.69            30.06
Lapsed or canceled                          (25,800)           17.85            30.06
                                      --------------     ------------       ----------
Outstanding at August 31, 2006            2,720,067       $    16.91         $  47.31             $ 46,168,780
                                      ==============     ============       ==========    =====================
Exercisable at August 31, 2006            2,373,343       $    16.91         $  47.31             $ 39,848,030
                                      ==============     ============       ==========    =====================

The weighted-average grant-date fair values of options granted in 2006, 2005 and 2004 were $6.15, $4.64, and $6.14 per share, respectively. The fair value for these options was estimated at the date of grant, using a Black-Scholes option-pricing-model with the following weighted-average assumptions:

                                2006                2005               2004
                           --------------     ---------------    ---------------
Expected dividend yield          2.44%               1.48%              1.00%
Expected option lives          6 years             4 years            8 years
Expected volatility             24.51%              19.81%             16.01%
Risk-free interest rates         4.56%               3.96%              3.82%

The following table summarizes certain information about outstanding and exercisable stock options at August 31, 2006:

                                           Options Outstanding                         Options Exercisable
                            ---------------------------------------------------   --------------------------------
                                              Weighted-
                                               Average             Weighted-                           Weighted-
                                               Remaining            Average                             Average
Exercise Price                              Contractual Life        Exercise                            Exercise
    Range                    Number             in Year               Price            Number            Price
---------------------     -------------    -------------------    -------------    --------------    -------------
  $10.69 to 19.99            1,268,240            4.3             $      19.06         1,114,722       $ 19.13
  $20.00 to 29.99            1,199,003            5.2                    26.44         1,005,797         26.60
  $30.00 to 39.99              250,824            4.8                    31.61           250,824         31.61
  $40.00 to 47.31                2,000            1.7                    47.31             2,000         47.31
                          -------------                                            --------------
                             2,720,067            4.7                    23.49         2,373,343         23.68
                          =============                                            ==============

Restricted Stock and Restricted Stock Units. For the year ended August 31, 2006, 12,350 shares of Restricted Stock or Restricted Stock Units were granted to employees (11,840 shares of Restricted Stock) or directors (510 Restricted Stock Units as dividends on previously issued Restricted Stock Units), with total compensation cost of approximately $287,000, determined based on the market price of the Company's common stock at the time of award and considering dividend restrictions and expected forfeitures. Compensation cost will be recognized as expense ratably over the three-year vesting period.

For the year ended August 31, 2006, the Company recognized gross compensation cost associated with all of its Restricted Stock and Restricted Stock Units awards of approximately $1.6 million, prior to a tax benefit of $520,000, versus $508,000 in the prior year period, prior to a tax benefit of $181,000. At August 31, 2006, there was $2.4 million of unrecognized compensation cost related to shares of Restricted Stock and Restricted Stock Units which is expected to be recognized, prior to an anticipated tax benefit of $913,000, over a weighted-average period of two years.

There were approximately 1.9 million shares available for grants of Restricted Stock and Restricted Stock Units at August 31, 2006.

The following represents Restricted Stock and Restricted Stock Units activity for the year ended August 31, 2006:

                                                 Restricted Stock                         Restricted Stock Units
                                        ------------------------------------     -----------------------------------------
                                                             Weighted-Avg.                                Weighted-Avg.
                                           Number of        Grant Date Fair           Number of          Grant Date Fair
                                            Shares                Value                Shares                 Value
                                        --------------     -----------------     ------------------     ------------------
Non-vested at August 31, 2005                 142,448           $25.22                      24,114               $26.31
Granted                                        11,840            24.20                         510                25.88
Vested                                        (56,367)           25.22                      (9,816)               26.27
Forfeited                                      (2,778)           25.22                           -                    -
                                        --------------                           ------------------
Non-vested at August 31, 2006                  95,143           $25.09                      14,808               $26.32
                                        ==============                           ==================


Merger with Monsanto Company. Pursuant to the Merger Agreement with Monsanto, the board of directors of D&PL has authorized the issuance of approximately 155,000 shares of Restricted Stock and Restricted Stock Units to the directors, officers and key employees of D&PL in accordance with the provisions of the 2005 Stock Plan. These shares of Restricted Stock and Restricted Stock Units, if issued, will vest over a three year period. However, at the effective time of the merger, those shares of Restricted Stock and Restricted Stock Units will become immediately vested and will be converted into the right to receive $42.00 per share in cash without interest and less any applicable withholding tax. If the merger does not close, these instruments will vest 40% on the first anniversary of their issuance, 30% on the second anniversary of their issuance and the remaining 30% on the third anniversary of their issuance.

Pro Forma Presentation. The following table illustrates for the years ended August 31, 2005, and 2004 the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS No. 123 (in thousands).

                                                                 2005                  2004
                                                           ------------------   ------------------
Net income (in thousands):
  As reported                                              $        42,557      $         5,316
  Add:  Total stock-based compensation expense
           included in reported net income, net of
           related tax effects                                         327                    -
  Less:  Total stock-based compensation expense
           determined under the fair value based method
           for all awards, net of related tax effects               (5,442)              (2,979)
                                                           ------------------   ------------------
  Pro forma                                                $        37,442      $         2,337
                                                           ==================   ==================

Basic earnings per share:
  As reported                                              $          1.11      $          0.13
                                                           ==================   ==================
  Pro forma                                                $          0.97      $          0.05
                                                           ==================   ==================

Diluted earnings per share:
  As reported                                              $          1.08      $          0.13
                                                           ==================   ==================
  Pro forma                                                $          0.95      $          0.06
                                                           ==================   ==================

Treasury Stock

In February 2000, the board of directors authorized a program for the repurchase of up to $50 million of D&PL's common stock. The shares repurchased under this program were used to provide for option exercises, the potential conversion of D&PL's Series M Convertible Non-Voting Preferred shares and for other general corporate purposes. At August 31, 2005, D&PL had repurchased 2,229,900 shares at an aggregate purchase price of approximately $47,505,000 under this program. This repurchase plan was terminated and replaced by the June 2005 repurchase program discussed below.

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

On June 30, 2005, D&PL's board of directors authorized a new share repurchase program to buy up to an additional $50 million of the Company's common stock. This program replaces the program established in February 2000. At August 31, 2006, D&PL had repurchased 918,494 shares at an aggregate purchase price of approximately $22,568,992 under this plan.

The Merger Agreement with Monsanto prohibits us, without Monsanto's prior written consent, from purchasing, redeeming or otherwise acquiring our outstanding shares.

Earnings Per Share

Dilutive common share equivalents consist of D&PL's Series M Convertible Non-Voting Preferred shares, the outstanding options to purchase D&PL's common stock that have been issued under the LTIP and the 2005 Stock Plan and the outstanding Restricted Stock and Restricted Stock Units which have been issued under the 2005 Stock Plan. Approximately 577,000, 599,000, and 551,000 outstanding common stock options were not included in the computation of diluted earnings per share for the years ended August 31, 2006, 2005 and 2004, respectively, because the effect of their exercise was anti-dilutive based on the average market price of D&PL's common stock for each respective reporting period. For the year ended August 31, 2006 and 2005, the Restricted Stock and Restricted Stock Units were not included in the computation of diluted earnings per share as they were anti-dilutive in the period presented. The number of dilutive common share equivalents issued in the current year to include or exclude in the computation of diluted earnings per share is calculated based on the length of time they have been outstanding. The excluded options expire at various dates from 2007 to 2015.

The table below reconciles the basic and diluted per share computations:

                                                                    For the Years Ended August 31,
                                                                   -------------------------------
                                                          2006                2005               2004
                                                     ----------------    ---------------     -------------
Income (in thousands):
Net income                                           $      20,219       $       42,557      $       5,316
Less:  Preferred stock dividends                              (640)                (544)              (491)
                                                     ----------------    ---------------     -------------
Net income for basic EPS                                    19,579               42,013              4,825
Effect of Dilutive Securities:
Convertible Preferred Stock Dividends                          640                  544                491
                                                     ----------------    ---------------     -------------
Net income available to common
  stockholders plus assumed conversions - for
  diluted EPS                                        $      20,219       $       42,557      $       5,316
                                                     ================    ===============     =============
Shares (in thousands):
Basic EPS shares                                            35,907               37,958             38,250
Effect of Dilutive Securities:
Options to purchase common stock                               235                  345                353
Convertible preferred stock                                  1,067                1,067              1,067
                                                     ----------------    ---------------     -------------
Diluted EPS shares                                          37,209               39,370             39,670
                                                     ================    ===============     =============
Per Share Amounts:
Basic                                                $        0.55       $         1.11      $        0.13
                                                     ================    ===============     =============
Diluted                                              $        0.54       $         1.08      $        0.13
                                                     ================    ===============     =============

Shares Outstanding

Additional information regarding shares outstanding is summarized below:

Common Shares                           Number of
                                         Shares
                                      --------------
Outstanding at August 31, 2003           38,107,850
Exercises of stock options                  637,704
Purchases of common stock                  (250,200)
                                      --------------
Outstanding at August 31, 2004           38,495,354
Exercises of stock options                  766,109
Purchases of common stock                (3,161,640)
                                      --------------
Outstanding at August 31, 2005           36,099,823
Exercises of stock options and
  vesting of restricted stock             1,124,238
Purchases of common stock                  (808,494)
                                      --------------
Outstanding at August 31, 2006           36,415,567
                                      ==============

19.   UNAUDITED QUARTERLY FINANCIAL DATA

All of D&PL's domestic seed products (including those containing Bollgard, Bollgard II, Roundup Ready and Roundup Ready Flex technologies) are subject to return and credit risks, the effects of which vary from year to year. The annual level of returns and, ultimately, net sales and net income, are influenced by various factors, principally commodity prices and weather conditions occurring in the spring planting season (during D&PL's third and fourth fiscal quarters). D&PL provides for estimated returns as sales occur. To the extent actual returns differ from estimates, adjustments to D&PL's operating results are recorded when such differences become known, typically in D&PL's fourth quarter. All significant returns occur or are accounted for by fiscal year end. D&PL also offers various sales incentive programs for seed and participate in such programs related to the Bollgard, Bollgard II, Roundup Ready and Roundup Ready Flex technology fees offered by Monsanto. Generally, under these programs, if a farmer plants his seed and the crop is lost (usually due to inclement weather) by a certain date, a portion, or in some cases all, of the price of the seed and technology fees are forgiven or rebated to the farmer. The amount of the refund and the impact to D&PL depends on a number of factors including whether the farmer can replant the crop that was destroyed. D&PL records monthly estimates to account for these programs. The majority of program rebates occur during the second, third and fourth quarters. Essentially all material claims under these programs have occurred or are accounted for by fiscal year end. Generally, international sales are not subject to return. A substantial portion of Company sales is concentrated in the second and third fiscal quarters. As a result, D&PL generally expects to incur losses in the first and fourth quarters. Management believes that such seasonality is common throughout the seed industry.

Summarized unaudited quarterly financial data is as follows:
(In thousands, except per share data)

   ----------------------------------------------------------------------------------------------------------
   Fiscal 2006:  Three months ended
                                               November 30      February 28         May 31       August 31
   ----------------------------------------------------------------------------------------------------------
   Net sales and licensing fees               $    9,825        $   114,977     $  286,618     $    6,213
   Gross profit                                    3,162             40,832        101,922         (3,924)
   Net (loss) income applicable to
        common shares (1)                         (9,812)            14,716         47,518        (32,843)
   Net (loss) income per share-basic (1) (2)       (0.27)              0.42           1.33          (0.91)
   Weighted average number of shares used
        in quarterly per share
        calculations-basic                        36,074             35,688         35,734         36,202
   Net (loss) income per share-diluted (1)(2)      (0.27)              0.40           1.28          (0.91)
   Weighted-average number of shares used
        in quarterly per share
        calculations-diluted                      36,074             36,914         37,123         36,202
   ----------------------------------------------------------------------------------------------------------
   Fiscal 2005:  Three months ended
                                               November 30      February 28         May 31       August 31
   ----------------------------------------------------------------------------------------------------------
   Net sales and licensing fees               $   17,454        $   119,859     $  203,320     $   25,452
   Gross profit                                    9,033             44,684         73,573          4,731
   Net (loss) income applicable to
        common shares                             (4,445)            19,032         36,156         (8,730)
   Net (loss) income per share-basic (2)           (0.12)              0.49           0.94          (0.24)
   Weighted average number of shares used
        in quarterly per share
        calculations-basic                        38,544             38,763         38,416         36,133
   Net (loss) income per share-diluted (2)         (0.12)              0.48           0.91          (0.24)
   Weighted-average number of shares used
        in quarterly per share
        calculations-diluted                      38,544             40,276         39,839         36,133

   ----------------------------------------------------------------------------------------------------------
   Fiscal 2004:  Three months ended
                                               November 30      February 29         May 31       August 31
   ----------------------------------------------------------------------------------------------------------
   Net sales and licensing fees               $   13,837        $    88,643     $  185,649     $   24,636
   Gross profit                                    5,809             32,164         64,555          6,480
   Net (loss) income applicable to
        common shares (1)                         (7,085)             9,315         31,301        (28,706)
   Net (loss) income per share-basic (1)(2)        (0.19)              0.24           0.82          (0.75)
   Weighted average number of shares used
        in quarterly per share
        calculations-basic                        38,099             38,138         38,311         38,451
   Net (loss) income per share-diluted (1)(2)      (0.19)              0.24           0.79          (0.75)
   Weighted-average number of shares used
        in quarterly per share
        calculations-diluted                      38,099             39,768         39,799         38,451

              (1) In 2006, we recorded a $7.0 million charge for the write-off of acquired IPR&D related to our May 15, 2006 acquisition of Syngenta's global cottonseed assets. Also in 2006, we recorded a $20.5 million charge for the write-off of acquired IPR&D related to our June 30, 2006 acquisition of technology licenses from DuPont to develop and commercialize DuPont's herbicide resistance technology in cottonseed and soybean seed. Transaction expense related to these two items approximated $100,000. In 2004, we recorded a $38.5 million charge for the write-off of IPR&D and related transaction expenses related to our August 24, 2004 acquisition of global licenses to develop and commercialize Syngenta's insect resistance technology in cottonseed.

            (2) The sum of the quarterly net (loss) income per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter, whereas annual earnings per share are based on the annual weighted-average shares deemed outstanding during the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.       CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures, as such term is defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of August 31, 2006, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have not been any changes in D&PL's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, D&PL's internal control over financial reporting.

(c) Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a - 15(f) under the Securities and Exchange Act of 1934. Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2006. Our management's assessment of the effectiveness of our internal control over financial reporting as of August 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

The Board of Directors of D&PL has established February 19, 2007 as the next Annual Meeting of Shareholders. Shareholders of record as of December 21, 2006 will be entitled to vote at that meeting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is set forth in D&PL's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than December 29, 2006 and is incorporated herein by reference.

D&PL has adopted a written code of ethics, the "Delta and Pine Land Company Code of Business Conduct and Ethics" which is applicable to all directors, officers and employees of D&PL, including D&PL's principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the "Selected Officers"). In accordance with the rules and regulations of the Securities and Exchange Commission, a copy of the code has been posted on the Company's website. The Company intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at http://www.deltaandpine.com or by filing a Current Report on Form 8-K.

Stockholders may obtain a copy of D&PL's Nominating/Corporate Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter, Corporate Governance Guidelines, and Code of Business Conduct and Ethics without charge, by contacting: Kenneth M. Avery, Vice President - Chief Financial Officer, Delta and Pine Land Company, One Cotton Row, Scott, Mississippi 38772, via email at kenneth.m.avery@deltaandpine.com, or by accessing our website at www.deltaandpine.com under About D&PL - Corporate Governance.

The Annual Certification of the Company's Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to Section 302A.12(a) of the NYSE Listed Company Manual was previously filed at the New York Stock Exchange on February 15, 2006.

ITEM 11.     EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to these items is set forth in D&PL's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than December 29, 2006 and is incorporated herein by reference.

                                     PART IV


ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      1. Financial Statements - the following consolidated financial statements of Delta and Pine Land Company and subsidiaries are submitted in response to Part II, Item 8:

                Reports of Independent Registered Public Accounting Firm

                Consolidated Statements of Income - for each of the three
                     years in the period ended August 31, 2006

                Consolidated Balance Sheets - August 31, 2006 and 2005

                Consolidated Statements of Cash Flows - for each of the three years in the period ended August 31, 2006

                Consolidated Statements of Changes in Stockholders' Equity and
                     Comprehensive Income - for each of the three years in the period ended August 31, 2006

                Notes to Consolidated Financial Statements

        2. Financial Statement Schedule - the following financial statement schedule of Delta and Pine Land Company and subsidiaries is submitted in response to Part IV, Item 15:

                Report of Independent Registered Public Accounting Firm.......72

                Schedule II - Consolidated Valuation and Qualifying Accounts..73

                All other schedules have been omitted as not required, not applicable or because all the data is included in the financial statements.

       3.       Exhibits

                The exhibits to the Annual Report of Delta and Pine Land Company filed herewith are listed beginning on page 75.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA AND PINE LAND COMPANY
(Registrant)

/s/ Jon E. M. Jacoby                                                            November 14, 2006
---------------------------
By:  Jon E. M. Jacoby, Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                             Title                                   Date


/s/ W. Thomas Jagodinski           President, Chief Executive Officer,          November 14, 2006
---------------------------        and Director
W. Thomas Jagodinski              (Principal Executive Officer)


/s/ Kenneth M. Avery               Vice President - Chief                       November 14, 2006
-----------------------            Financial Officer and Assistant Secretary
Kenneth M. Avery                  (Principal Financial and
                                   Accounting Officer)


/s/ F. Murray Robinson             Vice Chairman and Director                   November 14, 2006
-----------------------
F. Murray Robinson


/s/ Stanley P. Roth                Vice Chairman and Director                   November 14, 2006
---------------------------
Stanley P. Roth


/s/ Nam-Hai Chua                   Director                                     November 14, 2006
-----------------------
Nam-Hai Chua


/s/ Joseph M. Murphy               Director                                     November 14, 2006
---------------------------
Joseph M. Murphy


/s/ Rudi E. Scheidt                Director                                     November 14, 2006
---------------------------
Rudi E. Scheidt

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
Delta and Pine Land Company:

Under date of November 13, 2006, we reported on the consolidated balance sheets of Delta and Pine Land Company and subsidiaries (the Company) as of August 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2006, contained in the Annual Report on Form 10-K for the year 2006, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Part IV, Item 15(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

                                              /s/ KPMG LLP

Memphis, Tennessee
November 13, 2006

SCHEDULE II
DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                Column A                  Column B                  Column C                  Column D           Column E
------------------------------------  ------------     ------------------------------    -------------        --------

                                         Balance at        Charged                                                Balance
                                          Beginning       to Costs           Charged to                           at End
                                             of             and                Other                                of
               Description                 Period         Expenses           Accounts        Deductions           Period
------------------------------------------------------------------------------------------------------------------------

Fiscal year ended August 31, 2004

   Allowance for doubtful accounts      $      2,009     $   263          $      -    (a)   $     (748) (c)     $      1,524

Fiscal year ended August 31, 2005

   Allowance for doubtful accounts      $      1,524     $   839          $     119   (a)    $    (698) (d)     $      1,784

Fiscal year ended August 31, 2006

   Allowance for doubtful accounts      $      1,784     $   870          $      57   (a)    $    (393) (b)     $      2,318


(a) Amount charged to cumulative translation adjustment for fluctuations in non-United States dollar denominated reserves.

(b) Write-off of uncollectible accounts, net of recoveries.

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

                                      INDEX
                     EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED AUGUST 31, 2006
                           DELTA AND PINE LAND COMPANY


Exhibits (1)                                         Description
2.01 Agreement and Plan of Merger dated as of May 8, 1998, by and between Monsanto Company and Delta and Pine Land
         Company. (2)

2.02 Termination Option Agreement dated as of May 8, 1998, by and between Monsanto, Company and Delta and Pine Land
         Company. (2)

2.03 Agreement and Plan of Merger, dated as of August 14, 2006, among Monsanto Company, Monsanto Sub, Inc., and Delta and Pine Land Company. (25)

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

4.05 Amendment No. 1 to the Rights Agreement dated May 8, 1998, by and between Delta and Pine Land Company and the Harris Trust and Savings Bank. (2)

4.06 Amendment No. 2 to the Rights Agreement dated May 8, 1998 by and between Delta and Pine Land Company and the Harris Trust and Savings Bank. (13)

4.07.1 Certificate of Designations of the rights and privileges of the shares of junior participating preferred stock created on August 13, 1996, to be filed pursuant to Section 151 of the Delaware General
         Corporation Law. (4)

4.08     Delta and Pine Land Company 2005 Omnibus Stock Plan. (5) (18)

4.09     Delta and Pine Land Company Defined Contribution Plan. (5) (22)

4.10 Notice of Removal of Rights Agent and Appointment of Successor Rights Agent and Amendment No. 3 to the Rights Agreement. (23)

4.11     Amendment No. 4 to the Rights Agreement effective May 12, 2006. (24)

10.01    Incentive Bonus Program. (1) (5)

10.02 Delta and Pine Land Company Retirement Plan as amended and restated as of January 1, 1997 and further amended by
         Amendment No. 1 dated October 23, 2002, Amendment Nos. 2 and 3 dated December 20, 2002. (14)

10.03 Supplemental Executive Retirement plan dated May 22, 1992, and effective January 1, 1992. (1) (5)

10.04    1993 Stock Option Plan of Registrant, as adopted on
         June 11, 1993. (1) (5)

10.05 Asset Purchase Agreement between Delta and Pine Land Company and Cargill, Inc. dated May 2, 1994. (7)

10.06 Delta and Pine Land Company Savings Plan - Wells Fargo Bank Texas, N.A. Defined Contribution Master Plan and Trust
         Agreement, Adoption Agreement dated December 23, 2002, EGTRRA Amendment to the Wells Fargo Bank Texas, N.A.
         Defined Contribution Master Plan and Trust Agreement dated
         November 1, 2001, Post-EGTRRA Amendment to the Wells
         Fargo Bank Texas, N.A. Defined Contribution Master Plan and Trust Agreement dated September 11, 2003. (14)

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

10.12    Reserved.

10.13    Reserved.

10.14    Partnership Agreement dated February 2, 1996 between D&PL and
         Monsanto. (3)

10.15 Marketing Services Agreement dated February 2, 1996 between D&PL, Monsanto and D&M Partners. (3)

10.16    Bollgard Gene License and Seed Services Agreement dated
         February 2, 1996 between Monsanto, D&M Partners, and D&PL.(3)

10.17 Roundup Ready Gene License and Seed Services Agreement dated February 2, 1996 between Monsanto, D&M Partners and
         D&PL. (3)

10.18    Option Agreement dated February 2, 1996 between Monsanto and
         D&PL. (3) (5)

10.19 Agreement between the D&PL Companies and the Sure Grow Companies, Sure Grow Shareholders and Sure Grow Principals dated May 20, 1996. (8)

10.20 Amended and Restated Delta and Pine Land Company 1995 Long-Term Incentive Plan, as adopted on February 6, 1996. (5) (14)

10.21 Amendment to Agreements dated as of December 8, 1999, by and between Monsanto Company, Registrant, D&M Partners, a partnership of Monsanto and D&PL, and Paymaster Technology Corp. (11)

10.22 D&M International Operating Agreement on March 10, 1995, between Delta and Pine Land Company, through its wholly-owned subsidiary D&PL International Technology Corp. and Monsanto Company. (12)

10.23 Bollgard II Gene License and Seed Services Agreement dated December 11, 2000. (10)

10.24 Roundup Ready Soybean License and Seed Services Agreement and the Amended and Restated Licensee Incentive Agreement. (10)

10.25 Bollgard Gene License Agreement by and between Monsanto Company, Delta and Pine Land Company, D&PL International Technology Corp., and D&M International, L.L.C. and Amendment. (9)

10.26 Redemption Agreement dated as of May 28, 2002 among D&M International, L.L.C., D&PL International Technology
         Corp., Pharmacia Corporation, solely for the purposes of Section 1.2c and Articles II and III thereof, and Monsanto Company, and, solely for the purposes of Section 3.2 thereof, Delta and Pine Land Company. (9)

10.27 Amendment to Bollgard Gene License and Seed Services Agreement of February 2, 1996 dated March 26, 2003. (14)

10.28 Amendment to Roundup Ready Gene License and Seed Services Agreement of February 2, 1996 dated March 26, 2003. (14)

10.29 Restated License Acquisition Agreement dated August 24, 2004 among Syngenta Crop Protection AG and Delta and Pine
         Land Company. (25) (*)

10.30 Restated VIP3A Gene License Agreement dated August 24, 2004 among Syngenta Crop Protection AG and Delta and Pine
         Land Company. (25) (*)

10.31 Restated Cry1Ab Gene License Agreement dated August 24, 2004 among Syngenta Crop Protection AG and Delta and Pine
         Land Company. (25) (*)

10.32 Credit agreement among Delta and Pine Land Company, as Borrower, Certain of its Subsidiaries, as Guarantors, and Bank of America, N.A., as Lender, dated as of April 15, 2005 and related forms of Revolving Note dated April 15, 2005 and Autoborrow Service Agreement dated April 15, 2005. (20)

10.33 Roundup Ready Flex Gene License and Seed Services Agreement dated December 22, 2004. (19)

10.34    Form of Restricted Stock Unit Award - Member of the Board of Directors.
        (5) (21)

10.35    Form of Restricted Stock Award - Member of the Board of Directors.
         (5) (21)

10.36    Form of Restricted Stock Award - Employee. (5) (21)

10.37    Form of Non-Qualified Stock Option Award. (5) (21)

10.38 Employment Agreement between Delta and Pine Land Company and W. Thomas Jagodinski effective September 1, 1997. (5)(17)

10.39 Settlement Agreement I, dated August 14, 2006, among Delta and Pine Land Company, D&M International LLC, D&PL
         International Technology Corp., and Monsanto Company. (25)

10.41 Settlement Agreement II, dated August 14, 2006, among Delta and Pine Land Company, D&M Partners, and Monsanto Company. (25)

10.42 Arbitration Settlement Agreement, dated August 14, 2006, among Delta and Pine Land Company, D&M Partners, and Monsanto Company. (25)

10.43 Amended and Restated Employment Agreement, dated August 25, 2006, by and between Delta and Pine Land Company and W. Thomas
         Jagodinski. (5) (26)

10.44 Severance Protection Agreement, dated August 23, 2006, by and between Delta and Pine Land Company and Kenneth M. Avery. (5) (26)

10.45 Severance Protection Agreement, dated August 24, 2006, by and between Delta and Pine Land Company and R.D. Greene. (5) (26)

10.46 Severance Protection Agreement, dated August 21, 2006, by and between Delta and Pine Land Company and Charles R. Dismuke, Jr. (5) (26)

10.47 Severance Protection Agreement, dated August 24, 2006, by and between Delta and Pine Land Company and William V. Hugie. (5) (26)

10.48 Form of Severance Protection Agreement, dated August 24, 2006, by and between Delta and Pine Land Company and James H. Willeke, and as entered into by and between Delta and Pine Land Company and certain other executives. (5) (26)

14.00 Delta and Pine Land Company Code of Business Conduct and Ethics as amended October 28, 2004. (16)

21.01    Subsidiaries of the Registrant. (27)

23.01    Consent of Independent Registered Public Accounting Firm. (27)

31.01 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer. (27)

31.02 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer. (27)

32.01 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Principal Executive Officer. (27)

32.02 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Principal Financial and Accounting Officer. (27)


-------------------------
(1) All incorporated by reference from Registration Statement on Form S-1, File No. 33-61568, filed June 29, 1993 except as otherwise noted herein.
(2)  Incorporated by reference from Form 8-K filed May 14, 1998
(3) Incorporated by reference from Form 8-K, File No. 000-14136, filed February 19, 1996
(4)  Incorporated by reference from Form 8-A, File No. 000-21293, filed September 3, 1996
(5)  Represents management contract or compensatory
     plan
(6)  Incorporated by reference from Form 10-Q, File No. 000-21788, filed July 14, 1995
(7)  Incorporated by reference from Form 8-K filed May
     16, 1994
(8)  Incorporated by reference from Form 8-K, File No. 000-21788, filed June 4, 1996
(9)  Incorporated by reference from Form 10-K filed
     November 25, 2002
(10) Incorporated by reference from Form 10-K filed
     November 29, 2001
(11) Incorporated by reference from Form 8-K filed May
     18, 2000
(12) Incorporated by reference from Form 8-K filed September 14,
     2000
(13) Incorporated by reference from Form 10-K filed November 24, 1998
(14) Incorporated by reference from Form 10-K filed November 26, 2003
(15) Incorporated by reference from Form 10-K filed November 15, 2004
(16) Incorporated by reference from Form 8-K filed November 1, 2004
(17) Incorporated by reference from Form 10-Q filed January 15, 1998
(18) Incorporated by reference from Form S-8 filed March 28, 2005
(19) Incorporated by reference from Form 10-Q filed April 11, 2005
(20) Incorporated by reference from Form 8-K filed April 20, 2005
(21) Incorporated by reference from Form 8-K filed May 24, 2005
(22) Incorporated by reference from Form S-8 filed April 4, 2006
(23) Incorporated by reference from Form 10-Q filed April 10, 2006
(24) Incorporated by reference from Form 8-K filed May 16, 2006
(25) Incorporated by reference from Form 8-K filed August 18, 2006
(26) Incorporated by reference from Form 8-K filed August 25, 2006
(27) Filed herewith

(*) The Company has applied for and received SEC approval for confidential treatment for portions of this agreement. Accordingly, portions thereof have been omitted and filed separately.