Form 10-Q
period 2006-11-30
DELTA & PINE LAND CO
filed 2007-01-08
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One) Large Accelerated Filer (x) Accelerated Filer ( ) Non-Accelerated Filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.10 Par Value, 36,526,871 shares outstanding as of December 31, 2006.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - November 30, 2006,
              August 31, 2006, and November 30, 2005                                                                3

    Consolidated Statements of Operations - Three Months
              Ended November 30, 2006 and November 30, 2005                                                         4

    Consolidated Statements of Cash Flows - Three Months
             Ended November 30, 2006 and November 30, 2005                                                          5

    Notes to Consolidated Financial Statements                                                                      6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                                  14

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                           19

   Item 4.    Controls and Procedures                                                                              19

PART II.  OTHER INFORMATION
   Item 1.    Legal Proceedings                                                                                    20
   Item 1A.   Risk Factors                                                                                         20
   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                          23
   Item 3.    Defaults Upon Senior Securities                                                                      23
   Item 4.    Submission of Matters to a Vote of Security Holders                                                  23
   Item 5.    Other Information                                                                                    23
   Item 6.    Exhibits                                                                                             23
                  Signatures                                                                                       24


PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                           November 30,          August 31,          November 30,
                                                                               2006                 2006                 2005
                                                                         ------------------   -----------------    -----------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $         65,453     $         69,691     $         61,148
Marketable securities                                                                   -               27,600                    -
Receivables, net                                                                   13,319              270,354               13,596
Inventories                                                                        64,092               31,600               66,222
Prepaid expenses                                                                    1,432                2,173                1,503
Deferred income taxes                                                               7,902                7,849                6,372
                                                                         ------------------   -----------------    -----------------
    Total current assets                                                          152,198              409,267              148,841

PROPERTY, PLANT AND EQUIPMENT, NET                                                 60,544               61,066               60,409
EXCESS OF COST OVER NET ASSETS OF
      BUSINESSES ACQUIRED                                                           4,183                4,183                4,183
INTANGIBLES, NET                                                                    8,309                8,276                5,999
OTHER ASSETS                                                                        1,094                1,079                1,562
DEFERRED INCOME TAXES                                                              21,801               22,383               10,366
                                                                         ------------------   -----------------    -----------------
TOTAL ASSETS                                                             $        248,129     $        506,254     $        231,360
                                                                         ==================   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
Notes payable and current maturities of long-term debt                   $          3,320     $          6,428     $          8,300
Accounts payable                                                                   21,409               28,866               25,767
Accrued expenses                                                                   50,350              275,643               39,135
Income taxes payable                                                                4,953               14,179                3,898
                                                                         ------------------   -----------------    -----------------
     Total current liabilities                                                     80,032              325,116               77,100
                                                                         ------------------   -----------------    -----------------
LONG-TERM DEBT                                                                          -                1,455                3,363
                                                                         ------------------   -----------------    -----------------
MINORITY INTEREST IN SUBSIDIARIES                                                   6,233                5,027                5,709
                                                                         ------------------   -----------------    -----------------
COMMITMENTS AND CONTINGENCIES (Note 10 )

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share; 2,000,000 shares authorized; Series
   A Junior Participating Preferred, par value $0.10 per share; 501,989, 501,989 and 501,989 shares authorized; no shares issued or
    outstanding;                                                                        -                    -                    -
   Series M  Convertible  Non-Voting  Preferred,  par  value  $0.l0  per
    share;                                                                            107                  107                  107
    1,066,667 shares authorized, issued and outstanding
Common stock, par value $0.10 per share; 100,000,000 shares authorized;
    42,110,900, 42,053,167 and 40,944,440 shares issued;
    36,473,176, 36,415,567 and 35,900,334 shares outstanding                        4,211                4,205                4,094
Capital in excess of par value                                                    114,380              112,099               82,694
Retained earnings                                                                 182,010              197,750              184,748
Accumulated other comprehensive loss                                               (1,823)              (2,489)              (4,060)
Treasury stock, at cost;  5,637,724, 5,637,600 and 5,044,106 shares              (137,021)            (137,016)            (122,395)
                                                                         ------------------   -----------------    -----------------
TOTAL STOCKHOLDERS' EQUITY                                                        161,864              174,656              145,188
                                                                         ------------------   -----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $        248,129     $        506,254     $        231,360
                                                                         ==================   =================    =================


   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                    November 30,        November 30,
                                                                                        2006                2005
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $         14,255    $          9,825
COST OF SALES                                                                                8,735               6,663
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                                 5,520               3,162
                                                                                  -----------------   ------------------

OPERATING EXPENSES:
   Research and development                                                                  6,158               5,641
   Selling                                                                                   3,765               3,406
   General and administrative                                                                6,054               6,227
                                                                                  -----------------   ------------------
              Total operating expenses                                                      15,977              15,274
                                                                                  -----------------   ------------------

OPERATING  LOSS                                                                            (10,457)            (12,112)
INTEREST INCOME, NET                                                                         1,570               1,028
OTHER EXPENSE, NET                                                                          (4,419)             (1,203)
EQUITY IN NET LOSS OF AFFILIATE                                                               (541)               (814)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                               (1,672)               (832)
                                                                                  -----------------   ------------------

LOSS BEFORE INCOME TAXES                                                                   (15,519)            (13,933)
INCOME TAX BENEFIT                                                                           6,161               4,488
                                                                                  -----------------   ------------------

NET LOSS                                                                                    (9,358)             (9,445)
DIVIDENDS ON PREFERRED STOCK                                                                  (181)               (160)
                                                                                  -----------------   ------------------

NET LOSS APPLICABLE TO COMMON SHARES                                              $         (9,539)   $         (9,605)
                                                                                  =================   ==================

BASIC AND DILUTED NET LOSS PER SHARE                                              $          (0.26)   $          (0.27)
                                                                                  =================   ==================

NUMBER OF SHARES USED IN BASIC AND DILUTED NET LOSS  PER SHARE
     CALCULATIONS                                                                           36,451              36,074
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.17    $           0.15
                                                                                  =================   ==================

   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                           November 30,         November 30,
                                                                               2006                 2005
                                                                         ------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $         (9,358)    $         (9,445)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
       Depreciation and amortization                                                2,455                2,155
       (Gain) loss on sale of assets                                                  (20)                  28
       Excess tax benefits from stock-based compensation arrangements                (367)                   -
       Equity in net loss of affiliate                                                541                  814
       Foreign exchange gain                                                          (24)                (183)
       Accretion of debt discount                                                      36                  113
       Minority interest in earnings of subsidiaries                                1,672                  832
       Stock-based compensation expense                                               677                  812
       Change in deferred income taxes                                                536                  320
       Changes in assets and liabilities:
              Receivables                                                         257,004              215,141
              Inventories                                                         (31,998)             (39,469)
              Prepaid expenses                                                        742                  373
              Intangibles and other assets                                           (123)                (242)
              Accounts payable                                                     (7,510)               7,410
              Accrued expenses                                                   (225,237)            (182,843)
              Income taxes payable                                                 (9,222)              (8,990)
                                                                         ------------------   -----------------
              Net cash used in operating activities                               (20,196)             (13,174)
                                                                         ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of marketable securities                                                   27,600                    -
  Purchases of property and equipment                                              (1,625)              (2,350)
  Sales of investments and property                                                    45                   23
  Investment in affiliate                                                            (600)                (700)
                                                                         ------------------   -----------------
              Net cash provided by (used in) investing activities                  25,420               (3,027)
                                                                         ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                                                      (4,604)              (5,800)
  Dividends paid                                                                   (6,382)              (5,549)
  Payments to acquire treasury stock                                                    -               (5,141)
  Minority interest in dividends paid by subsidiaries                                (467)                   -
  Cash settlement of employee stock awards                                             (5)                   -
  Proceeds from exercise of stock options                                           1,611                  231
  Excess tax benefits from stock-based compensation arrangements                      367                    -
                                                                         ------------------   -----------------
              Net cash used in financing activities                                (9,480)             (16,259)
                                                                         ------------------   -----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                             18                  533

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (4,238)             (31,927)
CASH AND CASH EQUIVALENTS, August 31                                               69,691               93,075
                                                                         ------------------   -----------------
CASH AND CASH EQUIVALENTS, November 30                                   $         65,453     $         61,148
                                                                         ==================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the three months for:
      Income taxes                                                       $          2,232     $          3,437


   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. The business of Delta and Pine Land Company and its subsidiaries ("D&PL"; or the "Company") is seasonal in nature; thus, the results of operations for the three month periods ended November 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. D&PL's investment in its 50%-owned affiliate DeltaMax Cotton, LLC ("DeltaMax") is accounted for using the equity method. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the year ended August 31, 2006.

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

The Merger Agreement was approved by D&PL's stockholders on December 21, 2006 at the special shareholders meeting.

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

The Company incurred approximately $4.4 million of expenses related to the merger in the quarter ended November 30, 2006, including legal and advisory fees and other incremental costs directly associated with the merger. These expenses are reported as a component of Other Expense, Net in the Consolidated Statements of Operations.

Recently Issued Financial Accounting Standards

SFAS 158 - Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88, 106 and 132(R). In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88, 106, and 132(R)". This statement requires an employer with a defined benefit pension plan to (1) recognize the funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87 or FASB Statement No. 106, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position, and (4) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Adoption of SFAS No. 158 is required by the end of the fiscal year ending after December 15, 2006. Therefore, the Company will adopt this standard by August 31, 2007. The Company is presently evaluating the impact that adopting SFAS 158 will have on its financial position and results of operations.

FIN 48 - Accounting for Uncertainty in Income Taxes. In July 2006, FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on the technical merits as of the reporting date. FIN 48 also requires additional disclosures of unrecognized tax benefits, including a reconciliation of the beginning and ending balances. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, the Company expects to implement FIN 48 beginning on September 1, 2007. The Company is presently evaluating the impact that adopting FIN 48 will have on its financial position and results of operations.

SAB 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In September 2006, staff from the Securities and Exchange Commission issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company is still evaluating the impact that adoption of this standard will have on its financial position and results of operations.

2. COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended November 30, 2006 and 2005, was (in thousands):

                                                                        Three Months Ended
                                                               -------------------------------------
                                                                 November 30,       November 30,
                                                                     2006               2005
                                                               -----------------  ------------------
       Net loss                                                $         (9,358)  $         (9,445)

       Other comprehensive (loss) income:
            Foreign currency translation (losses) gains
                                                                           (195)               449
            Net realized and unrealized gains (losses) on
                hedging instruments                                         471               (204)
            Income tax benefit related to other
                comprehensive (loss) income                                (110)               (79)
                                                               -----------------  ------------------
       Other comprehensive income, net of tax                               166                166
                                                               -----------------  ------------------
       Total comprehensive loss                                $         (9,192)  $         (9,279)
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

D&PL's chief operating decision maker utilizes revenue information in assessing performance and making overall operating decisions and resource allocations. Profit and loss information is reported by segment to the chief operating decision maker and D&PL's Board of Directors. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in D&PL's Annual Report to Stockholders on Form 10-K filed for the year ended August 31, 2006.

Information about D&PL's segments for the three month periods ended November 30, 2006 and 2005 is as follows (in thousands):

                                                             Three Months Ended
                                                   ------------------------------------
                                                     November 30,        November 30,
                                                         2006               2005
                                                   -----------------  -----------------

       Net sales and licensing fees (by segment)
              Domestic                             $            216   $            397
              International                                  14,039              9,428
                                                   -----------------  -----------------
                                                   $         14,255   $          9,825
                                                   =================  =================

       Net sales and licensing fees
              Cottonseed                           $         13,473   $          9,069
              Soybean seed                                       17                (22)
              Other                                             765                778
                                                   -----------------  -----------------
                                                   $         14,255   $          9,825
                                                   =================  =================

       Operating loss
              Domestic                             $        (12,899)  $        (12,990)
              International                                   2,442                878
                                                   -----------------  -----------------
                                                   $        (10,457)  $        (12,112)
                                                   =================  =================

4. STOCK-BASED COMPENSATION PLANS

Share-Based Payments. Effective September 1, 2005, the Company adopted SFAS No. 123R utilizing the modified prospective approach. Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on September 1, 2005 and are subsequently modified or cancelled. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered as of September 1, 2005 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes previously under SFAS No. 123, "Accounting for Stock-Based Compensation." The Company charged to income $677,000 of compensation expense for stock options, Restricted Stock and Restricted Stock Units in the first quarter of 2007, versus $812,000 in the prior year period.

Options. The Company recognized gross compensation cost associated with all of its outstanding stock option awards of $337,000, prior to a tax benefit of $134,000, in the first quarter of 2007, versus $414,000, prior to a tax benefit of $133,000, in the prior year period. At November 30, 2006, there was approximately $1.4 million of unrecognized compensation cost related to stock option awards, net of an anticipated tax benefit of $532,000, which is expected to be recognized over a weighted-average period of two years, which represents the remaining employees' service periods. There were approximately 2.3 million stock options available for grant at November 30, 2006.

The following table represents stock option activity for the quarter ended November 30, 2006:

                                            Number of                                        Intrinsic
                                             Shares                 Price Range                Value
                                          --------------     --------------------------    --------------
Outstanding at August 31, 2006                2,720,067          $ 16.91        $47.31
Exercised                                       (57,609)           17.85         30.06
                                          --------------     ------------    ----------
Outstanding at November 30, 2006              2,662,458          $ 16.91        $47.31      $ 45,482,000
                                          ==============     ============    ==========    ==============
Exercisable at November 30, 2006              2,393,562          $ 16.91        $47.31      $ 40,819,000
                                          ==============     ============    ==========    ==============

The following table summarizes certain information about outstanding and exercisable stock options at November 30, 2006:

                             Options Outstanding                                        Options Exercisable
-------------------------------------------------------------------------------    --------------------------------
                                            Weighted Average
                                               Remaining            Weighted                           Weighted
                                            Contractual Life        Average                            Average
Exercise Price Range                            in Years            Exercise                           Exercise
                             Number                                  Price            Number            Price
---------------------     -------------    -------------------    -------------    --------------    -------------
  $16.91 - $19.99            1,231,740            4.0                 $  19.08         1,147,466         $  19.08
  $20.00 - $29.99            1,179,888            5.0                 $  26.47           995,266         $  26.70
  $30.00 - $39.99              248,830            4.5                 $  31.62           248,830         $  31.62
  $40.00 - $47.31                2,000            1.4                 $  47.31             2,000         $  47.31
                          -------------                                            --------------
                             2,662,458            4.5                 $  28.55         2,393,562         $  23.58
                          =============                                            ==============

Restricted Stock and Restricted Stock Units. In the first quarter of 2007, 54 Restricted Stock Units were granted to directors for dividends on previously issued Restricted Stock Units, with related compensation cost of approximately $2,000. Compensation cost was determined based on the market price of the Company's common stock at the time of award and took into consideration dividend restrictions and expected forfeitures. Compensation cost will be recognized as expense ratably over the three-year vesting period.

For the three months ended November 30, 2006, the Company recognized gross compensation cost associated with all of its Restricted Stock and Restricted Stock Units awards of approximately $340,000, prior to a tax benefit of $135,000, versus $398,000, prior to a tax benefit of $128,000, in the prior year period. At November 30, 2006, there was $2.0 million of unrecognized compensation cost related to shares of Restricted Stock and Restricted Stock Units which is expected to be recognized, net of an anticipated tax benefit of $760,000, over a weighted-average period of two years. There were approximately
1.9 million shares available for grants of Restricted Stock and Restricted Stock Units at November 30, 2006.

The following represents Restricted Stock and Restricted Stock Units activity for the quarter ended November 30, 2006:

                                                 Restricted Stock                         Restricted Stock Units
                                        ------------------------------------     -----------------------------------------
                                                            Weighted Avg.                                 Weighted Avg.
                                          Number of        Grant Date Fair       Number of Shares        Grant Date Fair
                                           Shares               Value                                         Value
                                        --------------     -----------------     ------------------     ------------------
Non-vested at August 31, 2006                  95,143           $25.09                      14,808              $26.32
Granted                                             -                -                          54               40.63
Vested                                           (124)           22.17                           -                   -
                                        --------------                           ------------------
Non-vested at November 30, 2006                95,019           $25.09                      14,862              $26.37
                                        ==============                           ==================




5.  INVENTORIES

Inventories consisted of the following as of (in thousands):

                                                          November 30,           August 31,          November 30,
                                                              2006                  2006                2005
                                                        ------------------   -----------------    -----------------

Finished goods                                          $         32,317     $         22,102     $         31,862
Raw materials                                                     37,661               17,353               38,791
Growing crops                                                      1,418                1,844                1,032
Supplies                                                           1,520                  805                1,591
                                                        ------------------   -----------------    -----------------
                                                                  72,916               42,104               73,276
Less reserves                                                     (8,824)             (10,504)              (7,054)
                                                        ------------------   -----------------    -----------------
                                                        $         64,092     $         31,600     $         66,222
                                                        ==================   =================    =================

Finished goods and raw material inventory are valued at the lower of average cost or market. Growing crops are recorded at cost. Elements of cost in inventories include raw materials, direct production costs, manufacturing overhead and immaterial general and administrative expenses. Inventory reserves relate to estimated damaged, obsolete and excess inventory. The provision recorded for damaged, obsolete and excess inventory for the quarters ended November 30, 2006 and 2005 was approximately $357,000 and $742,000, respectively. See Note 9 for a description of hedging activities related to inventory.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of (in thousands):

                                                          November 30,          August 31,           November 30,
                                                              2006                 2006                  2005
                                                        ------------------   -----------------    -----------------

Land and improvements                                   $          6,516     $          6,501     $          6,416
Buildings and improvements                                        45,445               45,282               43,716
Machinery and equipment                                           68,365               67,635               64,183
Germplasm                                                          7,500                7,500                7,500
Breeder and foundation seed                                        2,000                2,000                2,000
Construction in progress                                           3,569                2,974                2,497
                                                        ------------------   -----------------    -----------------
                                                                 133,395              131,892              126,312
Less accumulated depreciation                                    (72,851)             (70,826)             (65,903)
                                                        ------------------   -----------------    -----------------
                                                        $         60,544     $         61,066     $         60,409
                                                        ==================   =================    =================

Depreciation expense during the quarters ended November 30, 2006 and 2005 was approximately $2.3 million and $2.0 million, respectively.

7.  INTANGIBLES

The components of identifiable intangible assets were as follows as of (in thousands):

                           November 30, 2006                       August 31, 2006                        November 30, 2005
                     ----------- --- ---------------      -------------- --- ----------------      ------------- -- ----------------
                      Gross                                    Gross                                   Gross
                     Carrying         Accumulated           Carrying           Accumulated           Carrying         Accumulated
                       Amount         Amortization           Amount           Amortization            Amount         Amortization
                     -----------     ---------------      --------------     ----------------      -------------    ----------------
Trademarks              $ 3,182          $  (1,056)           $   3,182         $    (1,037)       $     3,182     $       (977)
Commercialization
agreements                  400               (156)                 400                (149)               400             (128)
Licenses                  3,388               (445)               3,388                (417)             1,100             (220)
Patents                   2,432               (259)               2,309                (245)             1,800             (162)
Other                     2,120             (1,297)               2,039              (1,194)             2,105           (1,101)
                     -----------     ---------------      --------------     ----------------      -------------    ----------------
                        $11,522          $  (3,213)           $  11,318          $   (3,042)       $     8,587      $    (2,588)
                     ===========     ===============      ==============     ================      =============    ================

Amortization expense for identifiable intangible assets during the quarters ended November 30, 2006 and 2005 was approximately $168,000 and $120,000, respectively. Identifiable intangible asset amortization expense is estimated to be $391,000 for the remainder of 2007 and $510,000 in each of the fiscal years from 2008 to 2012.

8. INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax Cotton, LLC, a limited liability company jointly owned with Verdia, Inc., a subsidiary of DuPont. Established in May 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cottonseed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the quarters ended November 30, 2006 and 2005, D&PL's equity in the net loss of DeltaMax was approximately $541,000 and $814,000, respectively.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated other comprehensive loss includes the following pre-tax amounts related to the Company's soybean hedging program for the three-month periods ended November 30, 2006 and 2005 (in thousands):

                                                                                      2006                   2005
                                                                               -------------------    -------------------

       Deferred net (loss) gain, as of August 31                               $           (136)      $            224

       Net gains (losses) on hedging instruments arising during the
             three months                                                                   471                   (204)
                                                                               -------------------    -------------------
       Net change in accumulated other comprehensive gain (loss)                            471                   (204)
                                                                               -------------------    -------------------
       Deferred net gain on derivative instruments included in accumulated
             other comprehensive loss at November 30                           $            335       $             20
                                                                               ===================    ===================

The deferred net gain of $335,000 included in accumulated other comprehensive loss at November 30, 2006 consists of $320,000 of net realized gains, and $15,000 of net unrealized gains. The deferred net gain will be recognized in earnings within the next twelve to eighteen months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions.

For the three-month periods ended November 30, 2006 and 2005, D&PL recorded no gains or losses in earnings as a result of hedge ineffectiveness or discontinuance of cash flow hedges related to soybeans.

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

On February 17, 2006, D&PL initiated a dispute resolution proceeding under the 1996 Option Agreement and the 2002 Bollgard Gene License on the issue of whether Monsanto's implementation of a farmer licensing system for the Bollgard gene technology in Brazil violates D&PL's and its local affiliates' rights to an exclusive license to develop, produce and sell Bollgard planting seed in Brazil. On March 27, 2006, D&PL submitted this issue to arbitration before the American Arbitration Association ("AAA"). As part of this arbitration, D&PL sought to enjoin Monsanto's implementation of its farmer licensing system and is seeking damages incurred by D&PL and its affiliates. In July 2006, the Arbitration Panel conducted a preliminary hearing. The Panel denied a preliminary injunction without prejudice to granting a permanent injunction upon final hearing. On August 14, 2006, Monsanto and D&PL entered into a settlement agreement under which further proceedings in this arbitration are stayed pending the proposed merger between Monsanto and D&PL and/or a mutually agreed resolution of this dispute, provided that net technology fees collected under the farmer licensing system during the period of stay will be divided between Monsanto and its affiliates and D&PL and its affiliates in a ratio of 56%/44%. MDM Sementes de Algodao Limitada, D&PL's affiliate in Brazil, sold cotton seed containing Bollgard gene technology in Brazil in the 2007 sales season.

On June 16, 2006, D&PL submitted to arbitration before the AAA issues involving D&PL's rights to exclusive rights to Bollgard technology in two additional Ex-United States countries. Pursuant to settlement agreements entered into on August 14, 2006, the arbitration with respect to the exclusive licenses in the two Ex-United States countries and a dispute resolution proceeding involving the confidentiality provisions of the Bollgard and Roundup Ready Licenses were stayed pending the merger between Monsanto and D&PL.

The Company is currently investigating the circumstances relating to certain payments made by certain employees and third party contractors of the foreign office of a wholly owned subsidiary of the Company. The Company believes that payments of less than $10,000 per year were made to low-level local officials. The Company first learned of such payments in 2004 and took corrective actions to assure that the payments complied with the Foreign Corrupt Practices Act. Further issues arose with regard to such payments in the course of due diligence in connection with the Merger with Monsanto.

These payments resulted in inaccuracies in the books and records of the Company's subsidiary, for which the Company might be subject to liability under the U.S. Foreign Corrupt Practices Act (FCPA). The Company is also investigating the extent to which these payments were permissible facilitating payments or were impermissible payments for which the Company might be subject to liability under the FCPA. The Company has voluntarily notified the U.S. Department of Justice and the Securities and Exchange Commission that the Company has identified and is addressing these matters. There can be no assurance as to what action, if any, either of these authorities might take with regard to these matters. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.

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

Pursuant to the Agreement and Plan of Merger between Monsanto, Monsanto Sub, Inc. and D&PL, entered into on August 14, 2006 (the "2006 Merger Agreement"), Monsanto and D&PL have agreed to take steps necessary to stay the 1998 Merger Litigation for a period of up to twelve months. On August 27, 2006, the Mississippi Supreme Court entered an Order staying proceedings in the 1998 Merger Litigation through February 27, 2007. The 2006 Merger Agreement provides the 1998 Merger Litigation will be dismissed with prejudice upon certain circumstances including (1) completion of the merger, (2) the merger is not completed by the Outside Date (as defined in the 2006 Merger Agreement) and certain regulatory approvals have not been obtained, or the completion of the merger is prevented by a law or order related to anti-trust or completion law,
(3) Monsanto breaches any covenant or agreement in the 2006 Merger Agreement in a material respect and fails to cure upon notice, or (4) D&PL breaches the covenants and agreements in the 2006 Merger Agreement in a material respect and fails to cure upon notice. (In the circumstances described in items (2) and (3), Monsanto is required to pay D&PL $600 million in cash.) In the following circumstances, the stay of the 1998 Merger Litigation will terminate and the parties may then pursue any and all rights in that litigation: (1) D&PL breaches its representations or warranties under the 2006 Merger Agreement and fails to cure upon notice, (2) the merger has not been completed by the Outside Date and there has been a material adverse change with respect to D&PL, or (3) the 2006 Merger Agreement is terminated by agreement of D&PL and Monsanto or for any reason other than as specified above.

11. EARNINGS PER SHARE

For the quarters ended November 30, 2006 and 2005, common share equivalents were not included in D&PL's calculation of diluted loss per share because their inclusion would have been antidilutive since D&PL reported a net loss for each of the aforementioned quarters. As a result, basic and diluted losses per share are the same in each respective quarter ended November 30, 2006 and 2005.

For D&PL, items that are considered in the determination of common share equivalents include the Series M Convertible Non-Voting Preferred shares, stock options, Restricted Stock and Restricted Stock Units. At November 30, 2006 and 2005, the total of those items was approximately 3.8 million and 3.3 million, respectively. The computation of common share equivalents is dependent on the weighted-average market value of D&PL common stock during the period under consideration, among other things. Therefore, only a portion of these items would be considered common share equivalents for purposes of the diluted earnings per share calculation.

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

Effective January 1992, D&PL adopted a Supplemental Executive Retirement Plan (the "SERP"), which will pay supplemental pension benefits to certain employees whose benefits from the Plan were decreased as a result of certain changes made to the Plan. The benefits from the SERP will be paid in addition to any benefits the participants may receive under the Plan and will be paid from Company assets, not Plan assets. For further information about D&PL's employee benefit plans, reference should be made to Note 11 to the consolidated financial statements contained in D&PL's Annual Report on Form 10-K for the year ended August 31, 2006.

The components of net periodic pension expense for D&PL's Plan and SERP follow as of (in thousands):

                                                                  Pension                                     SERP
                                                             Three Months Ended                        Three Months Ended
                                                   ---------------------------------------   ---------------------------------------
                                                     November 30,          November 30,        November 30,         November 30,
                                                         2006                  2005                2006                 2005
                                                   ------------------    -----------------   ------------------   ------------------

Service cost                                       $            235      $            273    $              -     $              -
Interest cost                                                   328                   287                   8                    8
Expected return on assets                                      (372)                 (295)                 (5)                  (6)
Amortization of prior service cost                                -                     4                   -                    -
Recognized net actuarial loss (gain)                            117                   180                 (12)                  14
                                                   ------------------    -----------------   ------------------   ------------------
Net periodic pension expense (benefit)             $            308      $            449    $             (9)    $             16
                                                   ==================    =================   ==================   ==================

The amount of the minimum pension liability that is recorded as a component of Accrued Expenses at November 30, 2006 was $4.4 million. As of November 30, 2006, D&PL had not made any contributions to the Plan for fiscal year 2007.

As of November 30, 2006, no contributions have been made to the SERP for fiscal year 2007. D&PL presently does not anticipate contributing any amounts to the SERP in 2007.

13. CREDIT FACILITY

Delta and Pine Land Company and certain of its subsidiaries maintain an unsecured $75 million credit agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank"). The Credit Agreement provides for unsecured revolving loans up to a maximum aggregate amount outstanding of $75 million, plus Letters of Credit which were outstanding prior to the execution of the Credit Agreement in the amount of approximately $2 million. Of the total commitment, $50 million represents a seasonal commitment available from October to July of each year. The Credit Agreement is set to expire on July 31, 2007, at which time all outstanding amounts under the Credit Agreement will be due and payable, subject to the Company's right to request an additional one-year extension and the Bank's acceptance of that request.

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

During the quarter ended November 30, 2006, the Company did not borrow against the credit facility. As of November 30, 2006, there were no borrowings outstanding under the Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW/OUTLOOK

Research and seed development remains the foundation of our company. During 2006, our cottonseed varieties were planted on approximately 51% of all the cotton acreage in the U.S. Our farmer customers continue to enjoy the benefits of high yielding germplasm which incorporates Monsanto's first and second generation insect traits. During 2007, in addition to our Bollgard II varieties, we expect to offer as many as nine varieties containing the second generation Monsanto insect resistant (Bollgard II(R), or "BG II") and herbicide tolerance traits (Roundup Ready Flex(R), or "RRF") and expect to have enough seed to plant three million acres containing these traits. Four of these varieties are single-gene RRF and five varieties contain both the RRF gene technology and BG
II. Additionally, we continue to dedicate resources to the development of the traits we have licensed from Syngenta and DuPont, which, with respect to Syngenta, is expected to be launched later this decade, and for DuPont, 2011 and beyond.

Internationally, we began sales of transgenic cotton varieties in Brazil during the first quarter of 2007 as well as the introduction of hybrids at our joint ventures in China. We began selling Bollgard cotton hybrids in India in 2006 and, subject to regulatory approvals, we expect to sell BG II hybrids in India beginning in 2008.

Consistent with prior years, we are reporting a loss for the first quarter of 2007, as the only sales occurring in the first quarter are from our international operations in the Southern Hemisphere, primarily Argentina, Australia, Brazil and South Africa. Domestic sales of our cotton and soybean seed products will begin late in the second quarter and continue until early in the fourth quarter. International sales will continue throughout the year. The first quarter of 2007 loss was slightly lower than that incurred in the first quarter of the prior year, due primarily to higher international sales volumes and the introduction of transgenic cotton varieties in Brazil, offset by expenses incurred in connection with our pending merger with Monsanto and an increase in operating expenses.

Monsanto Merger

On September 27, 2006, we received a request for additional information from the USDOJ regarding our pending merger with Monsanto. We are committed to cooperate with the antitrust authorities to allow a thorough review within the allotted time frame. Under the terms of the Merger Agreement, the initial period established for satisfaction of the merger closing conditions was February 14, 2007; however, there is an automatic extension period of six months provided for in the Merger Agreement, if necessary, to complete the anti-trust review. Presently, we expect the antitrust review will not be completed by February 14, 2007 and that the extension will be effected in order to allow authorities to complete their review.

2007 Earnings Guidance

We have increased our prices on many of our conventional and transgenic cotton product offerings in 2007, due to increased costs, but we expect such increases to exceed anticipated higher costs. We expect earnings from our International business to be flat to moderately improved over 2006 due to the introduction of transgenic cotton varieties in Brazil and sales of cotton hybrids in China offset by declining results in the profitable Australia market due to poor growing conditions. While the initial introduction of hybrids in China was well received, we expect to continue to experience challenges at our joint ventures in China due to strong local competitive pressures and the Chinese government's refusal (until recently) to approve our new products.

For the fiscal year 2007, we expect to report earnings per diluted share in the range of $1.10 to $1.20, after charges of $0.26 per diluted share related to expenses incurred in connection with our pending merger with Monsanto. The 2007 guidance takes into consideration additional revenues expected to be derived from seed price increases and seed mix changes, partially offset by additional costs related to product development and the launch of new technologies from Monsanto, costs related to the development of DuPont and Syngenta technologies, expenses related to share-based compensation and sales and marketing expenses.

Earnings are significantly affected by planted cotton acreage in the U.S. Based on current market conditions (primarily commodity prices and the cost of inputs), the Company expects that U.S. cotton plantings could decrease compared to 2006 due to increases in corn and soybean acreage. However, because it is too early to determine the extent and the geographic areas in which planted cotton acreage could be reduced, the Company's earnings guidance is based on the assumption that 2007 cotton acreage will be the same as 2006, as well as on assumptions regarding maintaining our market share and achieving our product/sales mix targets. For illustrative purposes, for every 500,000 acre decrease in planted cotton acreage in states east of Texas, the Company estimates that its earnings per share could be reduced by $0.12 to $0.14 per diluted share. Presently, industry forecasters estimate that acreage in 2007 could be down as much as ten percent, due to an expected increase in corn and soybean acres. Once we have enough information to make an informed estimate of 2007 acreage, we will revise guidance as appropriate.

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

The following sets forth selected operating data of D&PL (in thousands):

                                                             For the Three Months Ended
                                                        --------------------------------------
                                                          November 30,         November 30,
                                                              2006                 2005
                                                        ------------------   -----------------
Operating results-
Net sales and licensing fees                            $         14,255     $          9,825
Gross profit                                                       5,520                3,162
Operating expenses                                                15,977               15,274
Operating loss                                                   (10,457)             (12,112)
Loss before income tax benefit                                   (15,519)             (13,933)
Net loss applicable to common shares                              (9,539)              (9,605)

The following sets forth selected balance sheet data of D&PL at the following dates (in thousands):

                                                          November 30,           August 31,         November 30,
                                                              2006                 2006                 2005
                                                        ------------------   -----------------    -----------------
Balance sheet summary-
Current assets                                          $        152,198     $        409,267     $        148,841
Current liabilities                                               80,032              325,116               77,100
Working capital                                                   72,166               84,151               71,741
Property, plant and equipment, net                                60,544               61,066               60,409
Total assets                                                     248,129              506,254              231,360
Outstanding borrowings                                             3,320                7,883               11,663
Stockholders' equity                                             161,864              174,656              145,188

Three months ended November 30, 2006, compared to three months ended November 30, 2005:

For the quarter ended November 30, 2006, we reported a net loss of $9.4 million, which equaled the net loss in the comparable prior-year quarter. International revenue increases were offset by higher operating expenses and expenses related to our pending merger with Monsanto.

Net sales and licensing fees increased approximately $4.4 million to $14.3 million and gross profit increased approximately $2.4 million to $5.5 million. The revenue increase was attributable to international operations, particularly in South America and China, offset by lower revenues in Australia and South Africa. South America sales volumes were impacted primarily by the introduction of transgenic cotton varieties in Brazil as well as an increase in Brazilian cotton acreage. The introduction of hybrids in China contributed to the increased sales volumes at our joint ventures. Sales volumes in Australia continue to be impacted by lower cotton acreage due to drought-imposed water restrictions and competition. The decrease in South Africa occurred as a result of lower cotton acreage, due to lower cotton lint prices in relation to other crops as well as dry weather conditions.

Operating expenses increased approximately $703,000 to $16.0 million in the first quarter of 2007. This increase was primarily driven by higher compensation costs, advertising expenses, and increased operating expenses in our international division as a result of higher sales volumes, offset by lower professional services fees.

We reported net other expense of approximately $4.4 million for the quarter ended November 30, 2006, compared to $1.2 million for the same period in the prior year. The increase of $3.2 million is primarily attributed to $4.4 million in expenses associated with our proposed merger with Monsanto offset by a $1.2 million reduction in legal costs associated with the Monsanto litigation now either stayed or settled pending the outcome of the merger.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently utilize off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of November 30, 2006, we owed approximately $6.8 million for a portion of our raw materials that had been received from the 2006 production season. This amount represents the amount due on seed production delivered that had not yet been paid. It does not include other amounts that may become due from contingencies contained in seed production contracts. The amount owed of $6.8 million is included in Current Liabilities in our Consolidated Balance Sheet at November 30, 2006.

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

Information regarding our "Critical Accounting Policies and Estimates" can be found in our Annual Report to Stockholders on Form 10-K for the year ended August 31, 2006. The four critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to revenue recognition, including accounting for various incentive programs (crop loss and replant programs), provision for damaged, obsolete and excess inventory, deferred income taxes and contingent liabilities. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

SFAS 158 - Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88, 106 and 132(R). In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88, 106, and 132(R)". This statement requires an employer with a defined benefit pension plan to (1) recognize the funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87 or FASB Statement No. 106, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position, and (4) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Adoption of SFAS No. 158 is required by the end of the fiscal year ending after December 15, 2006. Therefore, we will adopt this standard by August 31, 2007. We are presently evaluating the impact that adopting SFAS 158 will have on our financial position and results of operations.

FIN 48 - Accounting for Uncertainty in Income Taxes. In July 2006, FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on the technical merits as of the reporting date. FIN 48 also requires additional disclosures of unrecognized tax benefits, including a reconciliation of the beginning and ending balances. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, we expect to implement FIN 48 beginning on September 1, 2007. We are presently evaluating the impact that adopting FIN 48 will have on our financial position and results of operations.

SAB 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In September 2006, staff from the Securities and Exchange Commission issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We are still evaluating the impact that adoption of this standard will have on our financial position and results of operations.

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

In the United States, we record revenue and accounts receivable for technology licensing fees on transgenic seed sales upon shipment, usually in our second and third fiscal quarters. Receivables from seed sales generally become due in May and June. The licensing fees are due in September, at which time we receive payment. We then pay Monsanto its royalty for the Bollgard, Bollgard II, Roundup Ready and Roundup Ready Flex licensing fees, which is recorded as a component of cost of sales. As a result of the timing of these events, licensing fees receivable and royalties' payable peak at our fiscal year end, August 31.

The seasonal nature of our business significantly impacts cash flow and working capital requirements. Historically, we have maintained credit facilities, and used early payments by customers and cash from operations to fund working capital needs. In the past, we have borrowed on a short-term basis to meet seasonal working capital needs. From 2002 through 2005, we used cash generated from operations and other available cash to meet working capital needs. In 2006, we utilized our credit facility to fund working capital needs, in addition to early payments from customers and cash from operations. We continue to evaluate potential uses of our cash for purposes other than for working capital needs. Other potential uses of our cash in the future may be the acquisition of, or funding of, alternative technologies (such as, or in addition to, DeltaMax and Syngenta) that could be used to enhance our product portfolio and ultimately our long-term earnings potential and/or an investment in new markets outside the United States such as India. The Merger Agreement restricts us from authorizing, recommending or proposing, or entering into an agreement in principle or an agreement with respect to any merger, consolidation or business combination (other than the Monsanto merger) or any acquisition or disposition of any assets, except that in the case of the acquisition or disposition of assets, the Merger Agreement does not prevent us and our subsidiaries from:

o acquiring or disposing of assets outside of the ordinary course of business consistent with past practice so long as the aggregate amount of those assets to be acquired or disposed of are less than $10 million; or

o acquiring or disposing of assets in the ordinary course of business consistent with past practice.

However, the Merger Agreement does prohibit us, without Monsanto's prior written consent, from purchasing, redeeming, or otherwise acquiring our outstanding shares, or increasing our quarterly dividend rate above $0.17 per share.

We maintain an unsecured $75 million credit agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank"). The Credit Agreement provides for unsecured revolving loans up to a maximum aggregate amount outstanding of $75 million, plus Letters of Credit which were outstanding prior to the execution of the Credit Agreement in the amount of approximately $2 million. Of the total commitment, $50 million represents a seasonal commitment available from October to July of each year. The Credit Agreement is set to expire on July 31, 2007, at which time all outstanding amounts under the Credit Agreement will be due and payable, subject to the Company's right to request an additional one-year extension and the Bank's acceptance of that request. Additionally, at the option of the Bank the Credit Agreement can be terminated upon a change in control as defined in the Credit Agreement.

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

During the quarter ended November 30, 2006, the Company did not borrow under the Credit Agreement. As of November 30, 2006, there were no amounts outstanding under the Credit Agreement.

Capital expenditures were $1.6 million and $2.4 million in the three months ended November 30, 2006 and 2005, respectively. We anticipate that capital expenditures will approximate $8.0 million to $10.0 million in 2007.

For the three months ended November 30, 2006, aggregate dividends of $6.4 million have been paid on common and preferred shares. The Board of Directors anticipates that quarterly dividends of $0.17 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Based on a quarterly dividend of $0.17 per share in 2007, aggregate preferred and common stock dividends should approximate $25.5 million in 2007. Pursuant to the Merger Agreement executed with Monsanto, our Board of Directors is precluded from increasing the quarterly dividend rate above $0.17 per share.

CASH USED FOR SHARE REPURCHASES

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

From September 1, 2006 through November 30, 2006, 124 shares of restricted D&PL common stock held by an employee were tendered to the Company on the day the restrictions lapsed (approximate value of $5,000). The employee received cash in lieu of shares net of applicable income taxes related to the exercise of the employee's stock award. Pursuant to our stock option and award plans and our stock repurchase plan, the surrender of these shares is treated as an open market repurchase for purposes of determining the amount that may be repurchased under the June 2005 repurchase authorization. Under that plan, we have remaining authorization of approximately $27.4 million subject to the terms of the Merger Agreement noted above.

Cash provided from operations, cash on hand, early payments from customers and borrowings under the credit facility should be sufficient to meet our 2007 working capital needs.

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

The fair value of derivative commodity instruments outstanding as of November 30, 2006, was $15,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would result in a $129,000 loss in future earnings (not including the gain on the underlying commodities).

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, South Africa and Turkey. At November 30, 2006, the result of a uniform 10% change in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on net earnings.

For the three months ended November 30, 2006, a 10% adverse change in the interest rate that we earned on our cash that we invested would not have resulted in a material change to our net interest income or cash flow.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

D&PL's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of D&PL's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2006. Based on that evaluation, the chief executive officer and chief financial officer have concluded that D&PL's disclosure controls and procedures are effective to ensure that material information relating to D&PL and D&PL's consolidated subsidiaries is made known to such officers by others within these entities in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There have not been any changes in D&PL's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, D&PL's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

A complete discussion of all known pending litigation in which D&PL is named as a defendant and a description of other legal matters can be found in Part I,
Item 3, of D&PL's Annual Report on Form 10-K for the year ended August 31, 2006. The following discussion only relates to changes in the status of items reported in that Annual Report on Form 10-K, or new items that have come to the Company's attention since that time.

Regarding two lawsuits filed in the Circuit Court of Holmes County, Mississippi, motions are now pending in the August 19, 2002 case identical to those filed in the March 14, 2002 case and are scheduled to be heard in January 2007. Neither of these lawsuits alleges that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the terms of any of the gene licenses with Monsanto.

Regarding the December 2002 suit filed by D&PL against Nationwide Agribusiness and other insurance companies in the Circuit Court of Holmes County, Mississippi, all Appellate Briefs have now been submitted and the parties are awaiting a decision from the Fifth Circuit Court of Appeals.

Regarding the civil action filed in October 2002 in a Turkish court by Ozbugday Tarim Isletmeleri ve Tohumculuk A.S. ("OTIT"), a former distributor, seeking an injunction against D&PL's affiliate's continued sale of Sure Grow varieties in Turkey, on or about November 30, 2006, The High Court of Appeals revoked a prior decision and returned the case to the lower court for further consideration of whether Turk Deltapine should be required to post security before the case can be decided on merits.

Regarding the lawsuit filed in the Circuit Court of Hinds County, Mississippi by Product Services Company and Ted Dickerson, the request by International Paper, co-defendant, for a change in venue to another Mississippi county was denied on November 15, 2006. The case is now in pre-trial discovery.

The Company is currently investigating the circumstances relating to certain payments made by certain employees and third party contractors of the foreign office of a wholly owned subsidiary of the Company. The Company believes that payments of less than $10,000 per year were made to low-level local officials. The Company first learned of such payments in 2004 and took corrective actions to assure that the payments complied with the Foreign Corrupt Practices Act. Further issues arose with regard to such payments in the course of due diligence in connection with the Merger with Monsanto.

These payments resulted in inaccuracies in the books and records of the Company's subsidiary, for which the Company might be subject to liability under the U.S. Foreign Corrupt Practices Act (FCPA). The Company is also investigating the extent to which these payments were permissible facilitating payments or were impermissible payments for which the Company might be subject to liability under the FCPA. The Company has voluntarily notified the U.S. Department of Justice and the Securities and Exchange Commission that the Company has identified and is addressing these matters. There can be no assurance as to what action, if any, either of these authorities might take with regard to these matters. The Company does not believe that these circumstances will have any effect on the consummation of the Merger.

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

     Merger with Monsanto

     Our contemplated Merger with Monsanto is subject to approval by government agencies. The inability to complete this merger may have a material effect on D&PL. However, such effect cannot be known at this time.

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

     Litigation and other legal matters

     We have initiated arbitration proceedings with Monsanto, the principal licensor of our cotton technologies, concerning our rights to exclusive licenses to Monsanto's insect resistance technology in Brazil, Egypt and Burkina Faso. Each of these arbitration proceedings are currently stayed pending the approval and completion of the Merger between us and Monsanto. If this Merger should not be completed, the stay of these arbitration proceedings would be lifted. The result of these arbitrations, if adversely determined to us, could materially affect our future operations in these three countries. All other arbitration proceedings with Monsanto, including the arbitration in which Monsanto sought to terminate licenses between our companies, have been dismissed with prejudice, barring revival of the claims asserted in those proceedings.

     The litigation with Monsanto arising from Monsanto's failure to consummate the 1998 Merger Agreement (the "1998 Merger Litigation") has been stayed. This litigation will be terminated upon completion of the merger between our Company and Monsanto pursuant to the 2006 Merger Agreement or upon any termination by us or by Monsanto of the 2006 Merger Agreement without completion of the merger except in specific circumstances, in particular,
     (i) by Monsanto if we breach representations and warranties in a material respect and fail to cure within twenty days after Monsanto informs us in writing of the breach, (ii) where the merger has not been completed by the Outside Date (as defined in the Merger Agreement) and a material adverse change in our Company has occurred as of the effective date of termination or (iii) for reasons other than those specified in the 2006 Merger Agreement. Under these circumstances, the stay of the 1998 Merger Litigation will be lifted and we or Monsanto would be permitted to pursue any and all rights and remedies with respect to this litigation. Under these circumstances, the results of this litigation (and the process of litigating) may materially affect the results of our business. (See Part I,
     Item 3, of D&PL's Annual Report on Form 10-K for the year ended August 31, 2006.)

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

     Regulatory matters

     The publicity related to genetically modified organisms ("GMOs") or products made from plants that contain GMOs may have an effect on our sales in the future. In 2006, approximately 96% of our cottonseed that was sold in the United States contained one or more of Monsanto's Bollgard, Bollgard II, Roundup Ready and Roundup Ready Flex gene technologies, and 96% of our soybean seed sales contained the Roundup Ready gene technology. Although many farmers have rapidly adopted these technologies, the concern of some customers and governmental entities over finished products that contain GMOs could impact demand for crops (and ultimately seed) raised from seed containing such traits. In addition, regulatory approvals for Monsanto's Bollgard and Bollgard II technologies expired in 2006. On July 7, 2006, Monsanto announced that the United States Environmental Protection Agency had extended the registration of the Bollgard technology through the 2009 growing season. Also, Bollgard II was recently granted a non-expiring re-registration by the EPA. Monsanto is responsible for obtaining and maintaining regulatory approvals for the technologies we license from them.

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

     Government supports and trade agreements

     Our farmer customers in many markets, including the United States, benefit from government support programs. The Farm Security and Rural Investment Act of 2002 covers the 2007 cotton planting season but future United States farm programs are uncertain. Various other countries, including Brazil, have challenged, and may continue to challenge, the appropriateness of United States farm programs through the World Trade Organization ("WTO") or other forums. In particular, the WTO has ruled in Brazil's favor in its challenge that certain United States programs violate the provisions of the WTO. While some programs have been changed as a result of the ruling, it is not clear if, when, or to what extent, the United States will make further modifications. However, in the event changes are made, they may negatively impact United States farmers which could result in a decline in planted cotton acreage. Also, in WTO discussions in Hong Kong in late December 2005, United States negotiators agreed to eliminate cotton export subsidies in 2006 (the "Step 2" program was eliminated on August 1, 2006) and to eliminate all agricultural export subsidies by 2013. United States farm programs and WTO rulings impacting such programs may materially affect the results of our business. In addition, the United States Congress, in an attempt to reduce the United States government's budget deficit, may also revise farm programs and/or its agricultural policy.

     Other

     Overall profitability will depend on the factors noted above, as well as worldwide commodity prices, our ability to successfully open new international markets, the technology partners' ability to obtain timely government approval (and maintain such approval) for existing and for additional biotechnology products on which they and we are working, the terms of such government approvals, our technology partners' ability to successfully defend challenges to proprietary technologies licensed to us and our ability to produce sufficient commercial quantities of high quality planting seed of these products. Any delay in or inability to successfully complete these projects may affect future profitability. In addition, earnings forecasts do not consider the impact of potential transactions, their related accounting and other factors, that may be under consideration by the Company, but have not yet been completed or their effect determined at the date of a particular filing.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits.

Exhibits.

31.01 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Principal Executive Officer.

31.02 Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Principal Financial and Accounting Officer.

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


                           DELTA AND PINE LAND COMPANY


Date:     January 8, 2007        /s/ W. Thomas Jagodinski
                                 -------------------------
                                 W. Thomas Jagodinski
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


Date:     January 8, 2007        /s/ Kenneth M. Avery
                                 --------------------
                                 Kenneth M. Avery
                                 Vice President - Chief Financial Officer
                                 and Assistant Secretary
                                 (Principal Financial and Accounting Officer)