Form 10-Q
period 2007-02-28
DELTA & PINE LAND CO
filed 2007-04-09
CIK 902277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2007

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

Common Stock, $0.10 Par Value, 36,996,130 shares outstanding as of March 31,
2007.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                           Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets - February 28, 2007,
             August 31, 2006, and February 28, 2006                                                            3

    Consolidated Statements of Operations - Three Months
             Ended February 28, 2007 and February 28, 2006                                                     4

    Consolidated Statements of Operations - Six Months
             Ended February 28, 2007 and February 28, 2006                                                     5

    Consolidated Statements of Cash Flows - Six Months
             Ended February 28, 2007 and February 28, 2006                                                     6

    Notes to Consolidated Financial Statements                                                                 7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                              17

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                       22

   Item 4.   Controls and Procedures                                                                          22

PART II.  OTHER INFORMATION
   Item 1.   Legal Proceedings                                                                                22
   Item 1A.  Risk Factors                                                                                     23
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                      25
   Item 3.   Defaults Upon Senior Securities                                                                  25
   Item 4.   Submission of Matters to a Vote of Security Holders                                              26
   Item 5.   Other Information                                                                                26
   Item 6.   Exhibits                                                                                         26
             Signatures                                                                                       27

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                           February 28,          August 31,          February 28,
                                                                               2007                 2006                 2006
                                                                         ------------------   -----------------    -----------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $         21,453     $         69,691     $         13,420
Marketable securities                                                                   -               27,600                    -
Receivables, net                                                                   62,406              270,354              138,193
Income taxes receivable                                                             6,078                    -                    -
Inventories                                                                        73,183               31,600               69,389
Prepaid expenses                                                                    1,126                2,173                1,657
Deferred income taxes                                                               9,495                7,849                6,047
                                                                         ------------------   -----------------    -----------------
    Total current assets                                                          173,741              409,267              228,706

PROPERTY, PLANT AND EQUIPMENT, NET                                                 60,585               61,066               61,507
EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED                               4,183                4,183                4,183
INTANGIBLES, NET                                                                    8,368                8,276                8,459
DEFERRED INCOME TAXES                                                              21,527               22,383               11,238
OTHER ASSETS                                                                        1,029                1,079                1,214
                                                                         ------------------   -----------------    -----------------
TOTAL ASSETS                                                             $        269,433     $        506,254     $        315,307
                                                                         ==================   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
Notes payable and current maturities of long-term debt                   $          3,256     $          6,428     $          8,448
Accounts payable                                                                   20,244               28,866               21,776
Accrued expenses                                                                   71,557              275,643              120,814
Income taxes payable                                                                    -               14,179                8,872
                                                                         ------------------   -----------------    -----------------
     Total current liabilities                                                     95,057              325,116              159,910
                                                                         ------------------   -----------------    -----------------
LONG-TERM DEBT                                                                          -                1,455                3,471
                                                                         ------------------   -----------------    -----------------
MINORITY INTEREST IN SUBSIDIARIES                                                   6,622                5,027                5,577
                                                                         ------------------   -----------------    -----------------
COMMITMENTS AND CONTINGENCIES (Note 10 )

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share; 2,000,000 shares authorized;
   Series A Junior Participating Preferred, par value $0.10 per share;
        501,989 shares authorized; no shares issued or outstanding;                     -                    -                    -
   Series M Convertible Non-Voting Preferred, par value $0.l0 per share;
        1,066,667 shares authorized, issued and outstanding                           107                  107                  107
Common stock, par value $0.10 per share; 100,000,000 shares authorized;
        42,615,436, 42,053,167 and 40,965,695 shares issued;
        36,977,072, 36,415,567 and 35,495,589 shares outstanding                    4,262                4,205                4,097
Capital in excess of par value                                                    129,166              112,099               83,989
Retained earnings                                                                 172,647              197,750              193,933
Accumulated other comprehensive loss                                               (1,381)              (2,489)              (3,440)
Treasury stock, at cost;  5,638,364, 5,637,600 and 5,470,106 shares              (137,047)            (137,016)            (132,337)
                                                                         ------------------   -----------------    -----------------
TOTAL STOCKHOLDERS' EQUITY                                                        167,754              174,656              146,349
                                                                         ------------------   -----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $        269,433     $        506,254     $        315,307
                                                                         ==================   =================    =================




   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                    February 28,        February 28,
                                                                                        2007                2006
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $         45,009    $        114,977
COST OF SALES                                                                               31,327              74,145
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                                13,682              40,832
                                                                                  -----------------   ------------------

OPERATING EXPENSES:
   Research and development                                                                  6,206               6,145
   Selling                                                                                   3,426               3,910
   General and administrative                                                                5,724               7,225
                                                                                  -----------------   ------------------
   Total operating expenses                                                                 15,356              17,280
                                                                                  -----------------   ------------------

OPERATING  (LOSS) INCOME                                                                    (1,674)             23,552

INTEREST INCOME, NET                                                                           462                 177
OTHER EXPENSE, NET                                                                          (2,399)               (730)
EQUITY IN NET LOSS OF AFFILIATE                                                               (417)               (780)
MINORITY INTEREST IN (EARNINGS) LOSS OF SUBSIDIARIES                                          (390)                131
                                                                                  -----------------   ------------------

(LOSS) INCOME BEFORE INCOME TAXES                                                           (4,418)             22,350
INCOME TAX BENEFIT (EXPENSE)                                                                 2,348              (7,680)
                                                                                  -----------------   ------------------

NET (LOSS) INCOME                                                                           (2,070)             14,670
DIVIDENDS ON PREFERRED STOCK                                                                  (182)               (160)
                                                                                  -----------------   ------------------
NET (LOSS) INCOME APPLICABLE TO COMMON SHARES                                     $         (2,252)   $         14,510
                                                                                  =================   ==================

BASIC (LOSS) EARNINGS PER SHARE                                                   $          (0.06)   $           0.41
                                                                                  =================   ==================

NUMBER OF SHARES USED IN BASIC (LOSS) EARNINGS PER SHARE
     CALCULATIONS                                                                           36,604              35,688
                                                                                  =================   ==================

DILUTED (LOSS) EARNINGS PER SHARE
                                                                                  $          (0.06)   $           0.40
                                                                                  =================   ==================

NUMBER OF SHARES USED IN DILUTED (LOSS) EARNINGS PER SHARE
     CALCULATIONS                                                                           36,604              36,914
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.17    $           0.15
                                                                                  =================   ==================

   The accompanying notes are an integral part of these financial statements.


                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                    February 28,        February 28,
                                                                                        2007                2006
                                                                                  -----------------   ------------------

NET SALES AND LICENSING FEES                                                      $         57,893    $        124,803
COST OF SALES                                                                               40,062              80,809
                                                                                  -----------------   ------------------
GROSS PROFIT                                                                                17,831              43,994
                                                                                  -----------------   ------------------

OPERATING EXPENSES:
   Research and development                                                                 12,364              11,786
   Selling                                                                                   7,191               7,316
   General and administrative                                                               11,778              13,452
                                                                                  -----------------   ------------------
              Total operating expenses                                                      31,333              32,554
                                                                                  -----------------   ------------------

OPERATING  (LOSS) INCOME                                                                   (13,502)             11,440

INTEREST INCOME, NET                                                                         2,032               1,205
OTHER EXPENSE, NET                                                                          (6,818)             (1,933)
EQUITY IN NET LOSS OF AFFILIATE                                                               (958)             (1,594)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                                               (2,062)               (701)
                                                                                  -----------------   ------------------

(LOSS) INCOME BEFORE INCOME TAXES                                                          (21,308)              8,417
INCOME TAX BENEFIT (EXPENSE)                                                                 9,053              (3,192)
                                                                                  -----------------   ------------------

NET (LOSS) INCOME                                                                          (12,255)              5,225
DIVIDENDS ON PREFERRED STOCK                                                                  (363)               (320)
                                                                                  -----------------   ------------------
NET (LOSS) INCOME APPLICABLE TO COMMON SHARES                                     $        (12,618)   $          4,905
                                                                                  =================   ==================

BASIC (LOSS) EARNINGS PER SHARE                                                   $          (0.35)   $           0.14
                                                                                  =================   ==================

NUMBER OF SHARES USED IN BASIC (LOSS) EARNINGS PER SHARE
     CALCULATIONS                                                                           36,527              35,882
                                                                                  =================   ==================

DILUTED (LOSS) EARNINGS PER SHARE                                                 $          (0.35)   $           0.14
                                                                                  =================   ==================

NUMBER OF SHARES USED IN DILUTED (LOSS) EARNINGS PER SHARE
     CALCULATIONS                                                                           36,527              37,145
                                                                                  =================   ==================

DIVIDENDS PER COMMON SHARE                                                        $           0.34    $           0.30
                                                                                  =================   ==================


   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                 (in thousands)
                                   (Unaudited)

                                                                           February 28,         February 28,
                                                                               2007                 2006
                                                                         ------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                     $        (12,255)    $          5,225
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
       Depreciation and amortization                                                4,832                4,358
       (Gain) loss on sale of assets                                                  (87)                  59
       Excess tax benefits from stock-based compensation arrangements              (3,682)                   -
       Equity in net loss of affiliate                                                958                1,594
       Foreign exchange loss                                                            9                   33
       Accretion of debt discount                                                      72                  227
       Minority interest in earnings of subsidiaries                                2,062                  701
       Stock-based compensation expense                                             1,271                1,641
       Change in deferred income taxes                                               (782)                (229)
       Changes in assets and liabilities:
              Receivables                                                         209,454               90,695
              Inventories                                                         (42,560)             (42,340)
              Prepaid expenses                                                      1,048                  226
              Intangibles and other assets                                           (298)                 (52)
              Accounts payable                                                     (8,801)               3,374
              Accrued expenses                                                   (203,945)            (101,331)
              Income taxes receivable / payable                                   (20,241)              (4,070)
                                                                         ------------------   -----------------
              Net cash used in operating activities                               (72,945)             (39,889)
                                                                         ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of marketable securities                                                   27,600                    -
  Purchases of property and equipment                                              (3,721)              (5,336)
  Sales of investments and property                                                   162                   23
  Acquisition of business                                                               -               (2,620)
  Investment in affiliate                                                          (1,140)              (1,525)
                                                                         ------------------   -----------------
              Net cash provided by (used in) investing activities                  22,901               (9,458)
                                                                         ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of short-term debt                                                      (4,707)              (5,925)
  Proceeds from short-term debt                                                         -                  266
  Dividends paid                                                                  (12,849)             (11,034)
  Payments to acquire treasury stock                                                    -              (15,083)
  Minority interest in dividends paid by subsidiaries                                (467)                   -
  Cash settlement of employee stock awards                                            (31)                   -
  Proceeds from exercise of stock options                                          15,854                  712
  Excess tax benefits from stock-based compensation arrangements                    3,682                    -
                                                                         ------------------   -----------------
              Net cash provided by (used) in financing activities                   1,482              (31,064)
                                                                         ------------------   -----------------

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES                                            324                  756
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (48,238)             (79,655)
CASH AND CASH EQUIVALENTS, August 31                                               69,691               93,075
                                                                         ------------------   -----------------
CASH AND CASH EQUIVALENTS, February 28                                   $         21,453     $         13,420
                                                                         ==================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the six months for:
      Income taxes                                                       $          8,272     $          6,859

   The accompanying notes are an integral part of these financial statements.

                  DELTA AND PINE LAND COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. The business of Delta and Pine Land Company and its subsidiaries ("D&PL" or the "Company") is seasonal in nature; thus, the results of operations for the three and six month periods ended February 28, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. D&PL's investment in its 50%-owned affiliate DeltaMax Cotton, LLC ("DeltaMax") is accounted for using the equity method. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in D&PL's Annual Report to Stockholders on Form 10-K for the year ended August 31, 2006.

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

The closing of the merger is subject to the expiration of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "H-S-R Act"). Appropriate filings and submissions have been made under the H-S-R Act and the transaction is under review by the federal and state authorities, including the Antitrust Division of the United States Department of Justice.

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

The Company incurred approximately $2.4 million and $6.8 million of expenses related to the merger in the three and six months ended February 28, 2007, including legal and advisory fees and other incremental costs directly associated with the merger. These expenses are reported as a component of Other Expense, Net in the Consolidated Statements of Operations.

Immaterial Correction of Prior Period Financial Statements

Subsequent to the issuance of the Company's 2007 first quarter consolidated financial statements, the Company recorded a correction to such previously-issued financial statements relating to a misstatement of a marketing accrual. The correction of approximately $1.3 million ($800,000 after taxes) was not material to the Company's consolidated financial position or results of operations for the previous quarter ended November 30, 2006. This does not impact the year-to-date reported results.

Recently Issued Financial Accounting Standards

SFAS 158 - Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88, 106 and 132(R). This statement, issued by the FASB in September 2006, requires an employer with a defined benefit pension plan to (1) recognize the funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87 or FASB Statement No. 106, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position, and (4) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Adoption of SFAS No. 158 is required by the end of the fiscal year ending after December 15, 2006. Therefore, the Company will adopt this standard by August 31, 2007. The Company is presently evaluating the impact that adopting SFAS 158 will have on its financial position and results of operations.

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

SAB 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In September 2006, staff from the Securities and Exchange Commission issued Staff Accounting Bulletin 108, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company is evaluating the impact that adoption of this standard will have on its financial position and results of operations.

2. COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income for the three and six months ended February 28, 2007 and 2006, was (in thousands):

                                                            Three Months Ended                    Six Months Ended
                                                     ---------------------------------  --------------------------------------
                                                      February 28,     February 28,       February 28,        February 28,
                                                          2007             2006               2007                2006
                                                     ---------------  ----------------  -----------------  -------------------
       Net (loss) income                              $      (2,070)  $       14,670    $      (12,255)    $        5,225

       Other comprehensive income:
            Foreign currency translation gains                  531              500               726                949
            Net realized and unrealized (losses)
              gains on hedging instruments                      (89)             120               382                (84)
            Income tax expense related to other
              comprehensive income                             (235)            (215)             (471)              (328)
                                                     ---------------  ----------------  -----------------  -------------------
       Other comprehensive income, net of tax                   207              405               637                537
                                                     ---------------  ----------------  -----------------  -------------------
       Total comprehensive (loss) income              $      (1,863)  $       15,075    $      (11,618)    $        5,762
                                                     ===============  ================  =================  ===================

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

Information about D&PL's segments for the three and six month periods ended February 28, 2007 and 2006 is as follows (in thousands):

                                                           Three Months Ended                      Six Months Ended
                                                   ------------------------------------  --------------------------------------
                                                     February 28,       February 28,       February 28,         February 28,
                                                         2007               2006               2007                2006
                                                   -----------------  -----------------  ------------------  ------------------

       Net sales and licensing fees (by segment)
              Domestic                             $         37,416   $        109,212   $         36,261    $        109,610
              International                                   7,593              5,765             21,632              15,193
                                                   -----------------  -----------------  ------------------  ------------------
                                                   $         45,009   $        114,977   $         57,893    $        124,803
                                                   =================  =================  ==================  ==================

       Net sales and licensing fees
              Cottonseed                           $         39,455   $        110,033   $         52,928    $        119,102
              Soybean seed                                    4,983              4,400              5,000               4,378
              Other                                             571                544                (35)              1,323
                                                   -----------------  -----------------  ------------------  ------------------
                                                   $         45,009   $        114,977   $         57,893    $        124,803
                                                   =================  =================  ==================  ==================

       Operating (loss) income
              Domestic                             $           (640)  $         25,099   $        (14,910)   $         12,109
              International                                  (1,034)            (1,547)             1,408                (669)
                                                   -----------------  -----------------  ------------------  ------------------
                                                   $         (1,674)  $         23,552   $        (13,502)   $         11,440
                                                   =================  =================  ==================  ==================

4. STOCK-BASED COMPENSATION PLANS

Share-Based Payments. Effective September 1, 2005, the Company adopted SFAS No. 123R utilizing the modified prospective approach. Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on September 1, 2005 and are subsequently modified or cancelled.
Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered as of September 1, 2005 will be recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under SFAS No. 123, "Accounting for Stock-Based Compensation." The Company charged to income $594,000 and $1,271,000 of compensation expense for stock options, restricted stock and restricted stock units in the three and six month periods ended February 28, 2007, versus $830,000 and $1,641,000 in the three and six month periods ended February 28, 2006.

Options. The Company recognized gross compensation cost associated with all of its outstanding stock option awards of $258,000 prior to a tax benefit of $137,000 in the second quarter of 2007, versus $414,000, prior to a tax benefit of $147,000, in the prior year period. At February 28, 2007, there was approximately $1.2 million of unrecognized compensation cost related to stock option awards, net of an anticipated tax benefit of $456,000 which is expected to be recognized over a weighted-average period of two years, which represents the remaining employees' service periods. There were approximately 2.3 million stock options available for grant at February 28, 2007.

The following table represents stock option activity for the quarter ended February 28, 2007:

                                            Number of                                        Intrinsic
                                             Shares                 Price Range                Value
                                          --------------     --------------------------    --------------
Outstanding at November 30, 2006              2,662,458          $ 16.91        $47.31
Exercised                                      (501,496)           16.91         37.44
                                          --------------     ------------    ----------
Outstanding at February 28, 2007              2,160,962          $ 16.91        $47.31      $ 36,657,000
                                          ==============     ============    ==========    ==============
Exercisable at February 28, 2007              1,913,497          $ 16.91        $47.31      $ 32,258,000
                                          ==============     ============    ==========    ==============

The following table summarizes certain information about outstanding and exercisable stock options at February 28, 2007:

                                          Options Outstanding                           Options Exercisable
                          -----------------------------------------------------    -------------------------------
                                            Weighted Average
                                               Remaining            Weighted                           Weighted
                                            Contractual Life        Average                            Average
Exercise Price Range                            in Years            Exercise                           Exercise
                             Number                                  Price            Number            Price
---------------------     -------------    -------------------    -------------    --------------    -------------
  $16.91 - $19.99              917,978            4.0                 $  19.01           837,770         $  19.01
  $20.00 - $29.99            1,011,154            5.0                 $  26.69           843,897         $  26.99
  $30.00 - $39.99              229,830            4.5                 $  31.63           229,830         $  31.63
  $40.00 - $47.31                2,000            1.2                 $  47.31             2,000         $  47.31
                          -------------                                            --------------
                             2,160,962            4.5                 $  23.97         1,913,497         $  24.08
                          =============                                            ==============

Restricted Stock and Restricted Stock Units. In the second quarter of 2007, 60 restricted stock units were granted to directors as dividends on previously issued restricted stock units, with related compensation cost of approximately $2,000. Compensation cost was determined based on the market price of the Company's common stock at the time of award and took into consideration dividend restrictions and expected forfeitures. Compensation cost will be recognized as expense ratably over the three-year vesting period.

For the three months ended February 28, 2007, the Company recognized gross compensation cost associated with all of its restricted stock and restricted stock units awards of approximately $336,000, prior to a tax benefit of $181,000, versus $416,000, prior to a tax benefit of $148,000, in the prior year period. At February 28, 2007, there was $1.7 million of unrecognized compensation cost related to shares of restricted stock and restricted stock units which is expected to be recognized, net of an anticipated tax benefit of $646,000, over a weighted-average period of two years. There were approximately
1.9 million shares available for grants of restricted stock and restricted stock units at February 28, 2007.

The following represents restricted stock and restricted stock units activity for the quarter ended February 28, 2007:

                                                 Restricted Stock                         Restricted Stock Units
                                        ------------------------------------     -----------------------------------------
                                                            Weighted Avg.                                 Weighted Avg.
                                          Number of        Grant Date Fair       Number of Shares        Grant Date Fair
                                           Shares               Value                                         Value
                                        --------------     -----------------     ------------------     ------------------
Non-vested at November 30, 2006                95,019           $25.09                      14,862              $26.37
Granted                                             -                -                          60               40.52
Vested                                         (3,040)           22.35                           -                   -
                                        --------------                           ------------------
Non-vested at February 28, 2007                91,979           $25.18                      14,922              $26.43
                                        ==============                           ==================

5.  INVENTORIES

Inventories consisted of the following as of (in thousands):

                                                          February 28,          August 31,          February 28,
                                                              2007                 2006                 2006
                                                        ------------------   -----------------    -----------------

Finished goods                                          $         46,088     $         22,102     $         45,722
Raw materials                                                     33,874               17,353               32,684
Growing crops                                                        990                1,844                1,147
Supplies                                                           1,421                  805                1,192
                                                        ------------------   -----------------    -----------------
                                                                  82,373               42,104               80,745
Less reserves                                                     (9,190)             (10,504)             (11,356)
                                                        ------------------   -----------------    -----------------
                                                        $         73,183     $         31,600     $         69,389
                                                        ==================   =================    =================

Finished goods and raw material inventory are valued at the lower of average cost or market. Growing crops are recorded at cost. Elements of cost in inventories include raw materials, direct production costs, manufacturing overhead and immaterial general and administrative expenses. Inventory reserves relate to estimated damaged, obsolete and excess inventory. The provision recorded for damaged, obsolete and excess inventory for the quarters ended
February 28, 2007 and 2006 was approximately $794,000 and $2,680,000, respectively. The provision recorded for damaged, obsolete and excess inventory for the six-months ended February 28, 2007 and 2006 was approximately $1,151,000 and $3,422,000, respectively. See Note 9 for a description of hedging activities related to inventory.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of (in thousands):

                                                          February 28,          August 31,          February 28,
                                                              2007                 2006                 2006
                                                        ------------------   -----------------    -----------------

Land and improvements                                   $          6,535     $          6,501     $          6,470
Buildings and improvements                                        45,659               45,282               45,107
Machinery and equipment                                           69,049               67,635               65,222
Germplasm                                                          7,500                7,500                7,500
Breeder and foundation seed                                        2,000                2,000                2,000
Construction in progress                                           5,021                2,974                2,996
                                                        ------------------   -----------------    -----------------
                                                                 135,764              131,892              129,295
Less accumulated depreciation                                    (75,179)             (70,826)             (67,788)
                                                        ------------------   -----------------    -----------------
                                                        $         60,585     $         61,066     $         61,507
                                                        ==================   =================    =================

Depreciation expense during the quarters ended February 28, 2007 and 2006 was approximately $2.2 million and $2.1 million, respectively. Depreciation expense during the six-month periods ended February 28, 2007 and 2006 was approximately $4.4 million and $4.2 million, respectively.

7.  INTANGIBLES

The components of identifiable intangible assets were as follows as of (in thousands):

                               February 28, 2007                       August 31, 2006                        February 28, 2006
                         -------------------------------      -----------------------------------      -----------------------------
                         Gross                                    Gross                                   Gross
                         Carrying         Accumulated           Carrying           Accumulated           Carrying     Accumulated
                           Amount         Amortization           Amount           Amortization            Amount     Amortization
                         -----------     ---------------      --------------     ----------------      ------------ ----------------
Trademarks               $    3,182      $      (1,076)       $       3,182      $       (1,037)       $      3,182 $         (997)
Commercialization
  agreements                    400               (163)                 400                (149)                400           (135)
Licenses                      3,604               (650)               3,388                (417)              3,507           (247)
Patents                       2,432               (166)               2,202                (145)              1,954           (170)
Other                         2,202             (1,397)               2,146              (1,294)              2,132         (1,167)
                         -----------     ---------------      --------------     ----------------      ------------- ---------------
                         $   11,820      $      (3,452)       $      11,318      $       (3,042)       $     11,175  $      (2,716)
                         ===========     ===============      ==============     ================      ============= ===============

Amortization expense for identifiable intangible assets during the quarters ended February 28, 2007 and 2006 was approximately $224,000 and $90,000, respectively. Amortization expense for identifiable intangible assets during the six-month periods ended February 28, 2007 and February 28, 2006 was approximately $392,000 and $210,000, respectively. Identifiable intangible asset amortization expense is estimated to be $200,000 for the remainder of 2007 and $400,000 in each of the fiscal years from 2008 to 2012.

8. INVESTMENT IN AFFILIATE

D&PL owns a 50% interest in DeltaMax Cotton, LLC, a limited liability company jointly owned with Verdia, Inc., a subsidiary of DuPont. Established in May 2002, the DeltaMax joint venture was formed to create, develop and commercialize herbicide tolerant and insect resistant traits for the cottonseed market. D&PL has licensed from DeltaMax the developed traits for commercialization in both the U.S. and other cotton-producing countries in the world. For the quarters ended February 28, 2007 and February 28, 2006, D&PL's equity in the net loss of DeltaMax was approximately $417,000 and $780,000, respectively. For the six-month periods ended February 28, 2007 and 2006, D&PL's equity in the net loss of DeltaMax was approximately $958,000 and $1,594,000, respectively.


9. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated other comprehensive loss includes the following pre-tax amounts related to the Company's soybean hedging program for the six-month periods ended February 28, 2007 and 2006 (in thousands):

                                                                                      2007                   2006
                                                                               -------------------    -------------------

       Deferred net (loss) gain, as of August 31                               $           (136)      $            224

       Net gains (losses) on hedging instruments arising during the six months              416                    (53)

       Reclassification adjustment of gains on hedging
         instruments to earnings                                                            (34)                   (31)
                                                                               -------------------    -------------------
       Net change in accumulated other comprehensive loss                                   382                    (84)
                                                                               -------------------    -------------------
       Deferred net gain on derivative instruments included in accumulated
         other comprehensive loss at February 28                               $            246       $            140
                                                                               ===================    ===================

The deferred net gain of $246,000 included in accumulated other comprehensive loss at February 28, 2007 consists of $151,000 of net realized gains, and $95,000 of net unrealized gains. The deferred net gain will be recognized in earnings within the next twelve to eighteen months; however, the actual amount that will be charged to earnings may vary as a result of changes in market conditions.

For the  six-month  periods ended  February 28, 2007 and 2006,  D&PL recorded no
gains  or  losses  in  earnings  as  a  result  of  hedge   ineffectiveness   or
discontinuance of cash flow hedges related to soybeans.

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

On February 5, 2007, pursuant to agreements with Monsanto, D&PL submitted to dispute resolution an issue involving incentive payments to dealers and distributors for sublicensing to farmers the right to use Bollgard technology. This dispute resolution proceeding is currently stayed by mutual agreement of D&PL and Monsanto.

On February 23, 2007, a former employee of D&PL in Brazil filed a claim under the Brazilian Labor Code seeking payment of wages, overtime pay, fines and contributions to a severance guarantee fund. The total amount of this claim is 1,028,712.88 Reals (equivalent to approximately US$496,000 at current exchange rates). D&PL believes that this claim is without merit and this former employee is not entitled to any additional compensation. D&PL has asserted its defenses in the appropriate tribunal. D&PL believes that the resolution of this matter will not have a material adverse impact on the consolidated financial statements.

As previously disclosed, the Company has investigated the circumstances relating to certain payments made by certain employees and third-party contractors of the foreign branch of a wholly-owned subsidiary of the Company. The Company believes that payments totaling approximately $42,000 were made to low-level local officials between 2000 and 2006. Some of these payments were not recorded in the subsidiary's books and records. The Company first learned of such payments in 2004 and took corrective actions to assure that the payments complied with the U.S. Foreign Corrupt Practices Act ("FCPA"). Further issues arose with regard to such payments in the course of due diligence in connection with the Merger with Monsanto. As previously disclosed, the Company voluntarily notified the U.S. Department of Justice and the U.S. Securities and Exchange Commission concerning these matters.

The Company has also conducted a broader review of its compliance with FCPA requirements and has identified other potential compliance issues. While the amounts of these other payments were accurately recorded in the books and records of Company affiliates and were not quantitatively material, some of these payments were not accurately described in the books and records of Company affiliates, and as a result, the Company might be subject to liability under the FCPA. The Company is also reviewing the extent to which these payments were permissible facilitating payments or were impermissible payments for which the Company might be subject to liability under the FCPA. The Company has voluntarily notified the U.S. Department of Justice and the U.S. Securities and Exchange Commission concerning these matters. However, there can be no assurance as to what action, if any, either of these authorities might take with regard to these matters. Due to the status of this matter, management is unable to determine the impact of this matter on the consolidated financial statements.


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

Pursuant to the Agreement and Plan of Merger between Monsanto, Monsanto Sub, Inc. and D&PL, entered into on August 14, 2006 (the "2006 Merger Agreement"), Monsanto and D&PL have agreed to take steps necessary to stay the 1998 Merger Litigation for a period of up to twelve months. On August 27, 2006, the Mississippi Supreme Court entered an Order staying proceedings in the 1998 Merger Litigation through February 27, 2007. On March 5, 2007, the Mississippi Supreme Court extended the stay until September 4, 2007. The 2006 Merger Agreement provides the 1998 Merger Litigation will be dismissed with prejudice upon certain circumstances including (1) completion of the merger, (2) the merger is not completed by the Outside Date (as defined in the 2006 Merger Agreement) and certain regulatory approvals have not been obtained, or the completion of the merger is prevented by a law or order related to anti-trust or competition law, (3) Monsanto breaches any covenant or agreement in the 2006 Merger Agreement in a material respect and fails to cure upon notice, or (4) D&PL breaches the covenants and agreements in the 2006 Merger Agreement in a material respect and fails to cure upon notice. (In the circumstances described in items (2) and (3), Monsanto is required to pay D&PL $600 million in cash.) In the following circumstances, the stay of the 1998 Merger Litigation will terminate and the parties may then pursue any and all rights in that litigation:
(1) D&PL breaches its representations or warranties under the 2006 Merger Agreement and fails to cure upon notice, (2) the merger has not been completed by the Outside Date and there has been a material adverse change with respect to D&PL, or (3) the 2006 Merger Agreement is terminated by agreement of D&PL and Monsanto or for any reason other than as specified above.

11. EARNINGS PER SHARE

For the quarter and six months ended February 28, 2007, common share equivalents were not included in D&PL's calculation of diluted loss per share because their inclusion would have been antidilutive since D&PL reported a net loss for each of the aforementioned periods. As a result, basic and diluted losses per share are the same in the quarter and six month periods ended February 28, 2007.

For D&PL, items that are considered in the determination of common share equivalents include the Series M Convertible Non-Voting Preferred shares, stock options, restricted stock and restricted stock units. At February 28, 2007, the total of those items was approximately 3.3 million. The computation of common share equivalents is dependent on the weighted-average market value of D&PL common stock during the period under consideration, among other things. Therefore, only a portion of these items would be considered common share equivalents for purposes of the diluted earnings per share calculation.

Approximately 1,682,000 outstanding stock options were not included in the computation of diluted earnings per share for the three months ended February 28, 2006, and approximately 1,640,000 outstanding stock options were not included in the computation of diluted earnings per share for the six months ended February 28, 2006, because the exercise price exceeded the average market price of D&PL's common stock for each respective reporting date. These excluded options expire at various dates from 2007 to 2015.

The table below reconciles the basic and diluted per share computations:

       (in thousands, except per share amounts)

                                                         Three Months       Three Months       Six Months         Six Months
                                                            Ended              Ended              Ended             Ended
                                                         February 28,       February 28,      February 28,       February 28,
                                                             2007               2006              2007               2006
                                                       -----------------  -----------------  ----------------  ------------------
      (Loss)Income:
       Net (loss)income                                $         (2,070)  $         14,670   $        (12,255) $          5,225
       Less:  Preferred stock dividends                            (182)              (160)              (363)             (320)
                                                       -----------------  -----------------  ----------------  ------------------
       Net (loss)income for basic EPS                  $         (2,252)  $         14,510   $        (12,618) $          4,905
       Effect of dilutive securities:
       Convertible preferred stock dividends                        182                160                363               320
                                                       -----------------  -----------------  ----------------  ------------------
       Net (loss)income available to common
          stockholders plus assumed conversions - for
          diluted EPS                                  $         (2,070)  $         14,670   $        (12,255) $          5,225
                                                       =================  =================  ================  ==================

       Shares:
       Basic EPS shares                                          36,604             35,688             36,527            35,882
       Effect of dilutive securities:
          Options to purchase stock                                   -                117                  -               160
          Restricted stock and restricted stock units                 -                 42                  -                36
          Convertible preferred stock                                 -              1,067                  -             1,067
                                                       -----------------  -----------------  ----------------  ------------------
       Diluted EPS shares                                        36,604             36,914             36,527            37,145
                                                       =================  =================  ================  ==================

       Per Share Amounts:
       Basic                                           $          (0.06)  $           0.41   $          (0.35) $           0.14
                                                       ====================================  ================  ==================
       Diluted                                         $          (0.06)  $           0.40   $          (0.35) $           0.14
                                                       =================  =================  ================  ==================


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

The components of net periodic pension expense for D&PL's Plan and SERP follow as of (in thousands):

                                                                     Pension                                     SERP
                                                                Three Months Ended                        Three Months Ended
                                                      ---------------------------------------   ------------------------------------
                                                        February 28,         February 28,         February 28,         February 28,
                                                            2007                 2006                 2007                 2006
                                                      ------------------   ------------------   ------------------   ---------------

Service cost                                          $            235     $            273     $              -     $            -
Interest cost                                                      328                  287                    8                  8
Expected return on assets                                         (372)                (295)                  (5)                (6)
Amortization of prior service cost                                   -                    4                    -                   -
Recognized net actuarial loss (gain)                               117                  180                  (12)                14
                                                      ------------------   ------------------   ------------------   ---------------
Net periodic pension expense                          $            308     $            449     $             (9)    $           16
                                                      ==================   ==================   ==================   ===============


                                                                     Pension                                     SERP
                                                                Six Months Ended                            Six Months Ended
                                                      ---------------------------------------   ------------------------------------
                                                        February 28,         February 28,         February 28,         February 28,
                                                            2007                 2006                 2007                 2006
                                                      ------------------   ------------------   ------------------   ---------------

Service cost                                          $            470     $            546     $              -     $            -
Interest cost                                                      656                  575                   16                 16
Expected return on assets                                         (744)                (590)                 (10)               (12)
Amortization of prior service cost                                   -                    7                    -                  -
Recognized net actuarial loss (gain)                               234                  360                  (24)                28
                                                      ------------------   ------------------   ------------------   ---------------
Net periodic pension expense                          $            616     $            898     $            (18)    $           32
                                                      ==================   ==================   ==================   ===============


The amount of the minimum pension liability that is recorded as a component of Accrued Expenses at February 28, 2007 was $4.4 million. As of February 28, 2007, D&PL had not made any contributions to the Plan.

As of February 28, 2007, no contributions have been made to the SERP. D&PL presently does not anticipate contributing any amounts to the SERP in 2007.

13. CREDIT FACILITY

The Company and certain of its subsidiaries maintain an unsecured $75 million credit agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank"). The Credit Agreement provides for unsecured revolving loans up to a maximum aggregate amount outstanding of $75 million, plus Letters of Credit which were outstanding prior to the execution of the Credit Agreement in the amount of approximately $2 million. Of the total commitment, $50 million represents a seasonal commitment available from October to July of each year. The Credit Agreement is set to expire on July 31, 2007, at which time all outstanding amounts under the Credit Agreement will be due and payable, subject to the Company's right to request an additional one-year extension and the Bank's acceptance of that request. Presently, the Company has begun negotiations with the bank to extend the Credit Agreement.

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

During the quarter and six months ended February 28, 2007, the Company did not borrow against the credit facility. As of February 28, 2007, there were no borrowings outstanding under the Credit Agreement, other than existing letters of credits as discussed above.

14. RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2007, DeltaMax paid Temasek Life Science Laboratory ("TLL") approximately $421,000 for research activities TLL conducted for DeltaMax. TLL is a related party of Temasek Capital and Temasek Holdings. Dr. Chua, a member of the board of directors of D&PL, was the Chief Scientific Advisor of Temasek Capital from April 2001 to March 2003 and was appointed to be Corporate Advisor to Temasek Holdings in April 2003 through March 2006, and has advised TLL since April 2004. Dr. Chua was appointed to the Board of Directors of TLL effective March 15, 2007. Dr. Chua has been a paid consultant to Pioneer Hi-Bred International, Inc., a DuPont subsidiary, for several years and continues in this capacity. In July 2004, DuPont acquired Verdia, Inc., which owns 50% of DeltaMax. For further information about DeltaMax, reference should be made to Note 5 to the consolidated financial statements contained in D&PL's Annual Report on Form 10-K for the year ended August 31, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW/OUTLOOK

Research and seed development remains the foundation of our company. During 2006, our cottonseed varieties were planted on approximately 51% of all the cotton acreage in the U.S. Our farmer customers continue to enjoy the benefits of high yielding germplasm which incorporates Monsanto's first and second generation insect resistance and herbicide tolerance traits. During 2007, we expect to offer as many as nine varieties containing the second generation Monsanto insect resistant (Bollgard II(R), or "BG II") and herbicide tolerance traits (Roundup Ready Flex(R), or "RRF") and expect to have enough seed to plant three million acres containing these traits. Four of these varieties are single-gene RRF and five varieties contain both the RRF gene technology and BG
II. Additionally, we continue to dedicate resources to the development of the traits we have licensed from Syngenta and DuPont, which, with respect to Syngenta, is expected to be launched later this decade, and for DuPont, 2011 and beyond.

Internationally, we began sales of transgenic cotton varieties in Brazil during the first quarter of 2007 as well as the introduction of hybrids at our joint ventures in China. We began selling Bollgard cotton hybrids in India in 2006 and, subject to regulatory approvals, we expect to sell BG II hybrids in India beginning in 2008.

Expected 2007 U.S. cotton acreage has been affected by the sharp increase in corn commodity prices. USDA planting intentions issued on March 30, 2007 indicated that 2007 cotton acreage could be as low as 12.1 million acres, representing a 21% decline from 2006 planted acreage. This decline impacted our 2007 second quarter results as decreased sales volumes resulted in a second quarter loss. We believe that this decline in volumes is attributable in part to timing as farmers have pushed back their planting decisions to later in the Spring than in previous years. However, based on the anticipated decline in cotton acreage, we have revised 2007 earnings guidance which is discussed below. International results for the second quarter and year-to-date period were better than last year due to higher sales volumes and the introduction of transgenic cotton varieties in Brazil. Results were also impacted by $2.4 million and $6.8 million of expenses associated with the pending merger with Monsanto for the three and six month periods ended February 28, 2007.

Monsanto Merger

Appropriate filings and submissions have been made under the H-S-R Act in connection with our pending merger with Monsanto, and the transaction is under review by the Antitrust Division of the United States Department of Justice ("USDOJ"). We are committed to cooperate with the antitrust authorities to allow a thorough review within the allotted time frame. The Company and Monsanto have complied with the request for additional information from the USDOJ and have agreed to extend the waiting period with the USDOJ. Under the terms of the Merger Agreement, the initial period established for satisfaction of the merger closing conditions was February 14, 2007; however, there is an automatic extension period of six months provided for in the Merger Agreement, if necessary, to complete the antitrust review. This extension period has been effected in order to allow the authorities to complete their review.

2007 Earnings Guidance

We expect domestic sales of cottonseed to decline in 2007 from 2006 due to a reduction of planted cotton acreage due to increased corn plantings. However, we are unable to develop and do not have a precise estimate of what cotton plantings will ultimately be due to farmer uncertainty, current commodity prices and weather conditions. We expect International sales to moderately improve over 2006 due to the introduction of transgenic cotton varieties in Brazil and sales of cotton hybrids in China.

Assuming that planted cotton acreage declines to 12.1 million acres as forecasted by the USDA in its March 31 Planting Intentions Report, which represents a 21% reduction from the 15.3 million acres planted in 2006, our earnings for the fiscal year 2007 may range from $.53 to $.63 per diluted share, after special charges of $.26 per diluted share related to the proposed merger with Monsanto. This revised range compares to our earlier forecast of $1.10 to $1.20 per share after special charges of $.26 per share related to the merger.

The Company's updated earnings guidance is based on decreased cotton acreage as well as assumptions regarding maintenance of our market share and product/sales mix target being met.


RESULTS OF OPERATIONS

Due to the seasonal nature of our business, we typically incur losses in our first and fourth quarters because the majority of our domestic sales are made in our second and third quarters. However, due to lower domestic cottonseed shipments in the second quarter of the current fiscal year, we are reporting a loss for this quarter also. Sales in the first and fourth quarters are generally limited to those made to export markets and those made by our non-U.S. joint ventures and subsidiaries located primarily in the Southern hemisphere.

The following sets forth selected operating data of D&PL (in thousands):

                                                             For the Three Months Ended                For the Six Months Ended
                                                        --------------------------------------    ---------------------------------
                                                          February 28,         February 28,        February 28,        February 28,
                                                              2007                 2006                2007                2006
                                                        ------------------   -----------------    ----------------    -------------
Operating results-
Net sales and licensing fees                            $         45,009     $        114,977     $         57,893    $      124,803
Gross profit                                                      13,682               40,832               17,831            43,994
Operating expenses                                                15,356               17,280               31,333            32,554
Operating (loss) income                                           (1,674)              23,552              (13,502)           11,440
(Loss) income before income taxes                                 (4,418)              22,350              (21,308)            8,417
Net (loss) income applicable to common shares                     (2,252)              14,510              (12,618)            4,905

The following sets forth selected balance sheet data of D&PL at the following dates (in thousands):

                                                          February 28,                              February 28,
                                                              2007            August 31, 2006           2006
                                                        ------------------   -----------------    -----------------
Balance sheet summary-
Current assets                                          $        173,741     $        409,267     $        228,706
Current liabilities                                               95,057              325,116              159,910
Working capital                                                   78,684               84,151               68,796
Property, plant and equipment, net                                60,585               61,066               61,507
Total assets                                                     269,433              506,254              315,307
Outstanding borrowings                                             3,256                7,883               11,919
Stockholders' equity                                             167,754              174,656              146,349


Three months ended February 28, 2007, compared to three months ended February 28, 2006:

For the quarter ended February 28, 2007, we reported a net loss of $2.1 million compared to net income of $14.7 million in the prior year quarter. The loss for the quarter was due to low domestic cottonseed shipments, partially offset by an increase in revenues from our international business and lower operating expenses.

Net sales and licensing fees decreased approximately $70.0 million to $45.0 million and gross profit decreased approximately $27.2 million to $13.7 million. The revenue decrease was primarily attributable to lower domestic cottonseed shipments due to customer indecision regarding planting decisions. Higher commodity prices for corn have caused an increase in acres planted to corn, which is negatively impacting our cottonseed shipments. This decrease was partially offset by higher revenues from our international business compared to last year's quarter, as Brazil continues to benefit from the introduction in the current year of transgenic cottonseed varieties.

Operating expenses decreased approximately $1.9 million to $15.4 million in the second quarter of 2007. This decrease was primarily due to lower advertising expenses and lower legal fees related to the various arbitration issues with Monsanto which have been stayed or dismissed due to our pending merger with Monsanto.

We reported net other expense of approximately $2.4 million for the quarter ended February 28, 2007, compared to $730,000 for the same period in the prior year. The increase of $1.7 million is primarily attributed to $2.4 million in expenses associated with our proposed merger with Monsanto offset by a reduction in legal fees from the litigation with Pharmacia/Monsanto.

Six months ended February 28, 2007, compared to six months ended February 28, 2006:

For the six months ended February 28, 2007, we reported a net loss of $12.3 million compared to net income of $5.2 million in the prior year period. This loss is also due to the domestic factors discussed above, offset by improved results in our international business and lower operating expenses.

Net sales and licensing fees decreased approximately $66.9 million to $57.9 million and gross profit decreased approximately $26.2 million to $17.8 million. The revenue decrease was primarily attributable to lower domestic cottonseed shipments as discussed above. This decrease was partially offset by an increase in revenues from our international business, primarily in South America, offset somewhat by a decrease in revenues from Australia, South Africa, Turkey, Greece and Spain. The increase in South America is primarily due to the introduction of transgenic cotton varieties in Brazil in the current year and an increase in cotton acreage in Brazil. Sales in Australia have been impacted by reduced cotton acreage due to the continued severe drought conditions. In South Africa, revenue decreased as a result of lower cotton acreage due to competition from corn production. Sales in Turkey, Greece and Spain were lower due to a shift in sales there to later in the year and difficulty due to exportation of seed from Turkey to Greece and Spain.

Operating expenses decreased approximately $1.2 million to $31.3 million in the first quarter of 2007. This decrease was primarily due to lower advertising expenses and lower legal fees related to various Monsanto arbitration issues as discussed above, offset by an increase in research and development in our international division.

We reported net other expense of approximately $6.8 million for the six months ended February 28, 2007, compared to $1.9 million for the same period in the prior year. The increase of $4.9 million is primarily attributed to $6.8 million in expenses associated with our proposed merger with Monsanto offset by a reduction in legal fees associated with the Pharmacia/Monsanto litigation.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently utilize off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of February 28, 2007, we owed approximately $2.9 million for a portion of our raw materials that had been received from the 2006 production season. This amount represents the amount due on seed production delivered that had not yet been paid. It does not include other amounts that may become due from contingencies contained in seed production contracts. The amount owed of $2.9 million is included in Current Liabilities in our Consolidated Balance Sheet at February 28, 2007.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

SFAS 158 - Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88, 106 and 132(R). This statement, issued by the FASB in September 2006, requires an employer with a defined benefit pension plan to (1) recognize the funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87 or FASB Statement No. 106, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position, and (4) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Adoption of SFAS No. 158 is required by the end of the fiscal year ending after December 15, 2006. Therefore, we will adopt this standard by August 31, 2007. We are presently evaluating the impact that adopting SFAS 158 will have on our financial position and results of operations.

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

SAB 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In September 2006, staff from the Securities and Exchange Commission issued Staff Accounting Bulletin 108, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We are evaluating the impact that adoption of this standard will have on our financial position and results of operations.

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

The seasonal nature of our business significantly impacts cash flow and working capital requirements. Historically, we have maintained credit facilities and used early payments by customers and cash from operations to fund working capital needs. In the past, we have borrowed on a short-term basis to meet seasonal working capital needs. From 2002 through 2005, we used cash generated from operations and other available cash to meet working capital needs. Since 2006, we have utilized our credit facility to fund working capital needs, in addition to early payments from customers and cash from operations. We continue to evaluate potential uses of our cash for purposes other than for working capital needs. Other potential uses of our cash in the future may be the acquisition of, or funding of, alternative technologies (such as, or in addition to, DeltaMax and Syngenta) that could be used to enhance our product portfolio and ultimately our long-term earnings potential and/or an investment in new markets outside the United States such as India. The Merger Agreement restricts us from authorizing, recommending or proposing, or entering into an agreement in principle or an agreement with respect to any merger, consolidation or business combination (other than the Monsanto merger) or any acquisition or disposition of any assets, except that in the case of the acquisition or disposition of assets, the Merger Agreement does not prevent us and our subsidiaries from:

     o acquiring or disposing of assets outside of the ordinary course of business consistent with past practice so long as the aggregate amount of those assets to be acquired or disposed of are less than $10 million; or

     o acquiring or disposing of assets in the ordinary course of business consistent with past practice.

However, the Merger Agreement does prohibit us, without Monsanto's prior written consent, from purchasing, redeeming, or otherwise acquiring our outstanding shares.

We maintain an unsecured $75 million credit agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank"). The Credit Agreement provides for unsecured revolving loans up to a maximum aggregate amount outstanding of $75 million, plus Letters of Credit which were outstanding prior to the execution of the Credit Agreement in the amount of approximately $2 million. Of the total commitment, $50 million represents a seasonal commitment available from October to July of each year. The Credit Agreement is set to expire on July 31, 2007, at which time all outstanding amounts under the Credit Agreement will be due and payable, subject to the Company's right to request an additional one-year extension and the Bank's acceptance of that request. Presently, the Company has begun negotiations with the bank to extend the Credit Agreement. Additionally, at the option of the Bank the Credit Agreement can be terminated upon a change in control as defined in the Credit Agreement.

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

During the quarter ended February 28, 2007, the Company did not borrow under the Credit Agreement. As of February 28, 2007, there were no amounts outstanding under the Credit Agreement, other than the existing Letters of Credit as discussed above.

Capital  expenditures were $3.7 million and $5.3 million in the six months ended
February  28,  2007  and  2006,   respectively.   We  anticipate   that  capital
expenditures will approximate $8.0 million to $10.0 million in 2007.

For the six months ended February 28, 2007, aggregate dividends of $12.8 million have been paid on common and preferred shares. The Board of Directors anticipates that quarterly dividends of $0.17 per share will continue to be paid in the future; however, the Board of Directors reviews this policy quarterly. Based on a quarterly dividend of $0.17 per share in 2007, aggregate preferred and common stock dividends should approximate $25.8 million in 2007. Pursuant to the Merger Agreement executed with Monsanto, our Board of Directors is precluded from increasing the quarterly dividend rate above $0.17 per share.

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

From September 1, 2006 through February 28, 2007, 684 shares of restricted D&PL common stock held by employees were tendered to the Company on the day the restrictions lapsed (approximate value of $31,000). The employees received cash in lieu of shares net of applicable income taxes related to the exercise of the employee's stock award. Pursuant to our stock option and award plans and our stock repurchase plan, the surrender of these shares is treated as an open market repurchase for purposes of determining the amount that may be repurchased under the June 2005 repurchase authorization. Under that plan, we have remaining authorization of approximately $27.4 million subject to the terms of the Merger Agreement noted above.

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

The fair value of derivative commodity instruments outstanding as of February 28, 2007, was $117,000. A 10% adverse change in the underlying commodity prices upon which these contracts are based would result in a $109,000 loss in future earnings (not including the gain on the underlying commodities).

Our earnings are also affected by fluctuations in the value of the U.S. dollar compared to foreign currencies as a result of transactions in foreign markets. We conduct non-U.S. operations through subsidiaries and joint ventures in, primarily, Argentina, Australia, Brazil, China, South Africa and Turkey. At February 28, 2007, the result of a uniform 10% change in the value of the dollar relative to the currencies in which our transactions are denominated would not cause a material impact on net earnings.

For the three months ended February 28, 2007, a 10% adverse change in the interest rate that we earned on our cash that we invested would not have resulted in a material change to our net interest income or cash flow.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

D&PL's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of D&PL's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2007. Based on that evaluation, the chief executive officer and chief financial officer have concluded that D&PL's disclosure controls and procedures are effective to ensure that material information relating to D&PL and D&PL's consolidated subsidiaries is made known to such officers by others within these entities in order to allow timely decisions regarding required disclosure.

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

Regarding two lawsuits filed in the Circuit Court of Holmes County, Mississippi, motions are now pending in the August 19, 2002 case identical to those filed o March 14, 2002. The court entered an order on January 26th, 2007 severing the claims of the plaintiffs and directing that the non-Holmes County plaintiffs to re-file in an appropriate venue. Three plaintiffs remain with cases pending in Holmes County. None of the severed plaintiffs have yet re-filed. Neither of these lawsuits alleges that the Monsanto gene technology failed, and accordingly, it does not appear that D&PL has a claim for indemnity or defense under the terms of any of the gene licenses with Monsanto.

Regarding the December 2002 declaratory judgment suit filed by D&PL against Nationwide Agribusiness and other insurance companies in the Circuit Court of Holmes County, Mississippi, and removed to the U.S. District Court for the Southern District of Mississippi, in which summary judgment was subsequently entered against D&PL and D&PL appealed to the U.S. Court of appeals for the Fifth Circuit, all appellate briefs have now been submitted and the Fifth Circuit has set the case for oral argument for Wednesday May 2, 2007.

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

Regarding the lawsuit filed in the Circuit Court of Hinds County, Mississippi, by Product Services Company and Ted Dickerson, the request by International Paper, co-defendant, for a change in venue to another Mississippi county was denied on November 15, 2006. The case is now in pre-trial discovery.

On February 5, 2007, pursuant to agreements with Monsanto, D&PL submitted to dispute resolution an issue involving incentive payments to dealers and distributors for sublicensing to farmers the right to use Bollgard technology. This dispute resolution proceeding is currently stayed by mutual agreement of D&PL and Monsanto.

On February 23, 2007, a former employee of D&PL in Brazil filed a claim under the Brazilian Labor Code seeking payment of wages, overtime pay, fines and contributions to a severance guarantee fund. The total amount of this claim is 1,028,712.88 Reals (equivalent to approximately US$496,000 at current exchange rates). D&PL believes that this claim is without merit and this former employee is not entitled to any additional compensation. D&PL has asserted its defenses in the appropriate tribunal. D&PL believes that the resolution of this matter will not have a material adverse impact on the consolidated financial statements.

As previously disclosed, the Company has investigated the circumstances relating to certain payments made by certain employees and third-party contractors of the foreign branch of a wholly-owned subsidiary of the Company. The Company believes that payments totaling approximately $42,000 were made to low-level local officials between 2000 and 2006. Some of these payments were not recorded in the subsidiary's books and records. The Company first learned of such payments in 2004 and took corrective actions to assure that the payments complied with the U.S. Foreign Corrupt Practices Act ("FCPA"). Further issues arose with regard to such payments in the course of due diligence in connection with the Merger with Monsanto. As previously disclosed, the Company voluntarily notified the U.S. Department of Justice and the U.S. Securities and Exchange Commission concerning these matters.

The Company has also conducted a broader review of its compliance with FCPA requirements and has identified other potential compliance issues. While the amounts of these other payments were accurately recorded in the books and records of Company affiliates and were not quantitatively material, some of these payments were not accurately described in the books and records of Company affiliates, and as a result, the Company might be subject to liability under the FCPA. The Company is also reviewing the extent to which these payments were permissible facilitating payments or were impermissible payments for which the Company might be subject to liability under the FCPA. The Company has voluntairly notified the U.S. Department of Justice and the U.S. Securities and Exchange Commission concerning these matters. However, there can be no assurance as to what action, if any, either of these authorities might take with regard to these matters. Due to the status of this matter, management is unable to determine the impact of this matter on the financial statements. The Company does not believe that these circumstances will have any effect on the consummation of the Merger.

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

     In the litigation with Monsanto arising from Monsanto's failure to consummate the 1998 Merger Agreement (the "1998 Merger Litigation") D&PL seeks in excess of $1 billion in compensatory and $1 billion in punitive damages. In its counterclaims Monsanto seeks an unspecified amount of damages including recovery of $81 million paid to D&PL as a termination fee and related expenses. The 1998 Merger Litigation has been stayed until September 4, 2007. The 1998 Merger Litigation will be terminated with respect to our claims against Monsanto and Monsanto's counterclaims against us upon completion of the merger between our Company and Monsanto pursuant to the 2006 Merger Agreement or upon termination by us or by Monsanto of the 2006 Merger Agreement without completion of the merger where (1) the merger is not completed by the Outside Date (as defined in the 2006 Merger Agreement) and certain regulatory approvals have not been obtained, or the completion of the merger is prevented by a law or order related to anti-trust or competition law, (2) Monsanto breaches any covenant or agreement in the 2006 Merger Agreement in a material respect and fails to cure within twenty days after we inform them in writing of the breach or
     (3) D&PL breaches the covenants and agreements in the 2006 Merger Agreement in a material respect and fails to cure within twenty days after Monsanto informs us in writing of the breach. (In the circumstances described in items (1) and (2), Monsanto is required to pay our Company $600 million in cash.) On the other hand, (1) if we breach our representations and warranties in the 2006 Merger Agreement in a material respect and fail to cure within twenty days after Monsanto informs us in writing of the breach and thereafter Monsanto terminates, (2) if the merger has not been completed by the Outside Date and a material adverse change in our Company has occurred as of the effective date of termination or (3) if the 2006 Merger Agreement is terminated by agreement of D&PL and Monsanto or for any reason other than those specified above, the stay of the 1998 Merger Litigation will be lifted and we or Monsanto would be permitted to pursue any and all rights and remedies with respect to this litigation. Under these circumstances, the results of this litigation (and the process of litigating) may materially affect the results of our business. (See Part I,
     Item 3, of D&PL's Annual Report on Form 10-K for the year ended August 31, 2006.)

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Delta and Pine Land Company was held on February 19, 2007. The following matters were brought to a vote with the noted results:

                     Item                               For               Against             Abstain             Non-Voted

1.  Re-election of Class II Director
     Joseph M. Murphy                                28,663,616              0               2,153,135            5,832,010

2.  Re-election of Class II Director
     Rudi E. Scheidt                                 28,663,616              0               2,153,235            5,832,010

3.  Ratify appointment of KPMG LLP as the
     independent public accountants for the
     fiscal year ending August 31, 2007              30,647,266           165,198               34,287            5,802,010

Jon E. M. Jacoby,  F. Murray  Robinson,  Nam-Hai Chua, W. Thomas  Jagodinski and Stanley P. Roth continued as directors following the annual Meeting.

A special meeting of the Shareholders of Delta and Pine land Company was held on December 21, 2006. The following matter was brought to a vote with the noted results:

1.  Ratify the proposed merger between Monsanto
     and Delta and Pine Land Company                 29,544,549           108,791                8,944            6,789,092

2.  Approve Adjournment                              26,662,242         2,990,064                9,978            6,789,092


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


                           DELTA AND PINE LAND COMPANY


Date:     April 9, 2007         /s/ W. Thomas Jagodinski
                                -------------------------
                                W. Thomas Jagodinski
                                President, Chief Executive Officer and Director
                                (Principal Executive Officer)


Date:     April 9, 2007         /s/ Kenneth M. Avery
                                --------------------
                                Kenneth M. Avery
                                Vice President - Chief Financial Officer and
                                Assistant Secretary
                                (Principal Financial and Accounting Officer)